Form 10-Q
period 1996-03-31
ESS TECHNOLOGY INC
filed 1996-05-15
CIK 907410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1996.

                                                    OR

[ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from:          to:         .
                                             --------     --------

                         Commission file number 0-26660

                                 ---------------

                              ESS TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                           94-2928582
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                                 ---------------

                              46107 LANDING PARKWAY
                            FREMONT, CALIFORNIA 94538
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE )
                                 (510) 226-1088
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 ---------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

     As of April 30, 1996, the registrant had 38,293,078 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

Part I.   FINANCIAL INFORMATION                                                                     Page
                                                                                                    ----
    Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets - March 31, 1996                                    3
                    and December 31, 1995, unaudited

                 Condensed Consolidated Statements of Operations - three months                            4
                    ended March 31, 1996 and 1995, unaudited

                 Condensed Consolidated Statements of Cash Flows - three                                   5
                    months ended March 31, 1996 and 1995, unaudited

                 Notes to  Condensed Consolidated Financial Statements                                     6

    Item 2.  Management's Discussion and Analysis of Financial Condition and                               8
                 Results of Operations

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                            15

    Item 6.  Exhibits and Reports on Form 8-K                                                             17

SIGNATURES                                                                                                18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                   Mar. 31,             Dec. 31,
                                                                                     1996                 1995
                                                                                   --------             --------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 36,773             $ 51,881
  Short-term investments                                                             36,619               26,243
  Accounts receivable, net                                                           13,501               10,236
  Inventories                                                                        20,523               19,169
  Deferred income taxes                                                               2,337                2,337
  Prepaid expenses and other assets                                                   3,192                2,271
                                                                                   --------             --------

     Total current assets                                                           112,945              112,137

Property and equipment, net                                                          12,000               10,371
Other assets                                                                         44,694               40,195
                                                                                   --------             --------

                                                                                   $169,639             $162,703
                                                                                   ========             ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                            $ 31,095             $ 33,744
  Income taxes payable                                                                7,666                3,722
  Deferred income taxes                                                               5,909                4,069
                                                                                   --------             --------
     Total current liabilities                                                       44,670               41,535
                                                                                   --------             --------
Long-term advances payable to vendors                                                15,960               15,960
                                                                                   --------             --------
     Total Liabilities                                                               60,630               57,495
                                                                                   --------             --------
Commitments and contingencies (See Notes 4 and 5)

Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding                                                         --                   --
  Common stock, no par value, 100,000 shares authorized;
     36,794 and 35,473 shares issued and outstanding
     at March 31, 1996 and December 31, 1995,
     respectively                                                                    90,598               66,891
  Deferred compensation related to stock options                                        (45)                 (60)
  Retained earnings                                                                  18,456               38,377
                                                                                   --------             --------

     Total shareholders' equity                                                     109,009              105,208
                                                                                   --------             --------

Total liabilities and shareholders' equity                                         $169,639             $162,703
                                                                                   ========             ========

           See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                     Three Months Ended
                                                              --------------------------------
                                                              Mar. 31, 1996      Mar. 31, 1995
                                                              -------------      -------------
Net revenues                                                    $ 41,188           $16,141
Cost of revenues                                                  17,637             5,168
                                                                --------           -------

  Gross profit                                                    23,551            10,973

Operating expenses:
     Research and development                                      3,631             1,229
     Research and development in-process (Note 6)                 30,355                --
     Selling, general and administrative.                          2,935             3,040
                                                                --------           -------

Operating income(loss)                                           (13,370)            6,704

Interest income, net                                                 699               140
Gain on marketable equity securities                                  --               219
                                                                --------           -------

Income(loss) before provision for income taxes.                  (12,671)            7,063
Provision for income taxes                                         7,250             2,896
                                                                --------           -------

Net income(loss)                                                $(19,921)          $ 4,167
                                                                ========           =======

Net income(loss) per share                                      $  (0.55)          $  0.11
                                                                ========           =======

Weighted average common and common
  equivalent shares                                               36,234            36,775
                                                                ========           =======

       See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                            Three Months Ended
                                                                                       -----------------------------
                                                                                        Mar. 31,            Mar. 31,
                                                                                          1996               1995
                                                                                       ---------            --------
Cash flows from operating activities:
  Net income                                                                           $(19,921)            $ 4,167
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                           432                  71
    Research and development in-process costs                                            30,355                  --
    Gain on sales of short-term investments                                                  --                (219)
    Deemed  compensation expense and compensation related to stock options                   15                  15
    Change in assets and liabilities (net of affect of Video Core and
        OSEE acquisitions):
      Accounts receivable                                                                (3,265)             (1,635)
      Inventories                                                                        (1,342)               (432)
      Prepaid expenses and other assets                                                    (820)               (180)
      Accounts payable and accrued expenses                                              (3,256)              2,125
      Income taxes payable                                                                3,944               1,118
                                                                                       --------             -------

         Net cash provided by operating activities                                        6,142               5,030
                                                                                       --------             -------

Cash flows from investing activities:
  Acquisition of property and equipment                                                  (1,941)               (299)
  Sale of short-term investments                                                             --                 209
  Purchase of  short-term investments                                                   (10,376)                 --
  Cash paid for Video Core and OSEE acquisitions                                         (9,288)                 --
                                                                                       --------             -------

         Net cash provided by (used in) investing activities                            (21,605)                (90)
                                                                                       --------             -------

Cash flows from financing activities:
  Issuance (purchase) of common stock                                                       355                  --
                                                                                       --------             -------

         Net cash provided by (used in) financing activities                                355                  --
                                                                                       --------             -------

Net increase (decrease) in cash and cash equivalents.                                   (15,108)              4,940
Cash and cash equivalents at beginning of period.                                        51,881              10,860
                                                                                       --------             -------

Cash and cash equivalents at end of period                                             $ 36,773             $15,800
                                                                                       ========             =======

Supplemental disclosures of cash flow information:
     Cash paid during the period for income taxes                                      $  3,300             $ 2,363
                                                                                       ========             =======
    Common Stock issued for Video Core and OSEE acquisitions                           $ 23,352             $    --
                                                                                       ========             =======

       See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 1995 and 1994, included in the Company's Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends December 31, 1996.

NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                         Mar. 31, 1996    Dec. 31, 1995
                                                                         -------------    -------------
Inventories:
     Raw materials                                                          $ 1,720          $ 2,773
     Work-in-process                                                          7,782            9,224
     Finished goods                                                          11,021            7,172
                                                                            -------          -------
                                                                            $20,523          $19,169
                                                                            =======          =======

NOTE 3. NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares ("weighted average share") outstanding during the period. Common equivalent shares consist of the Company's common stock issuable upon exercise of stock options during the period (using the treasury stock method) except when anti-dilutive. Common stock issued and stock options granted subsequent to July 31, 1994 through the date of the initial public offering (using the treasury stock method and the initial public offering price of $15.00 per share) have been included in the calculation of weighted average shares outstanding as if they were outstanding for all applicable periods.

NOTE 4. YAMAHA LITIGATION

         In March 1995, the Company was served with a patent infringement claim in which Yamaha Corporation ("Yamaha") claimed that the Company's ESFM products infringe upon patents held by Yamaha. The complaint seeks an injunction against future infringement, damages for past infringement, fees and costs. If the Company were found to be infringing a valid Yamaha patent, then the Company could be required to cease the sale of ESFM products, which represent a significant portion of the Company's revenues.

         Management has investigated Yamaha's claims and discussed them with its patent counsel, who was consulted early during the design and development of the allegedly infringing ESFM products. On May 1, 1995, the U.S. District Court in Los Angeles denied the plaintiff's request for a preliminary injunction. In its order denying the request for preliminary injunction, the District Court stated that its decision was based on a determination that Yamaha was unlikely to succeed on the merits. The Court's decision was also based on a balance of the relative hardships that would be suffered by the Company or Yamaha as a result of the granting or denial of the preliminary injunction. Yamaha appealed the order on May 17, 1995. On March 29, 1996, the U.S. Court of Appeals for the Federal Circuit confirmed the denial of Yamaha's request for a preliminary injunction. Based upon its investigations and its discussions with patent counsel, the District Court's order denying the preliminary injunction and the Federal Court's confirmation of the order denying the preliminary injunction, the Company believes it is not infringing any valid patent of Yamaha. See "Part II. Other Items - Item 1. Legal Proceedings."

         The Company is vigorously contesting all of Yamaha's claims. In connection with the Yamaha litigation, the Company has incurred and will continue to incur substantial legal and other expenses. While the outcome of such lawsuits cannot be accurately predicted, based on the facts currently known, management does not believe that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

NOTE 5. WAFER CAPACITY COMMITMENTS

         In November of 1995, the Company entered into agreements with two wafer foundries, Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") and United Microelectronics Corporation ("UMC"), in which the Company secured access to additional manufacturing capacity and to certain technology.

         Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million over the next two years as deposits for wafers through 1999. The cash requirements associated with this agreement are two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes in the sum of $32 million securing these payments. The Company also obtained an option to expand the TSMC wafer capacity commitments further for years 1997 through 2000. If the Company exercises its option to commit TSMC to additional wafer capacity, the Company would be committed to an additional $30.8 million in deposits to be paid in two $15.4 million payments due on June 30, 1997 and 1998. If the Company is not able to use, assign, or sell the additional wafer quantities, a portion of the deposits may be forfeited.

         Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company will invest approximately $30 million in three installments over the projected eighteen-month period required to build the facility. The Company made the first installment payment of $6.9 million in 1996. Under the terms of the agreement, the Company will receive a 5% equity ownership in the joint venture company and certain capacity rights. The new fabrication facility is currently projected to commence production in 1997.

NOTE 6. ACQUISITIONS AND RELATED CHARGES

On January 3, 1996, the Company completed the acquisition of Videocore Technology, Inc. ("Videocore"), a California based company, by purchasing all outstanding shares of Videocore in exchange for $5.4 million in cash, approximately 525,000 shares of ESS' common stock and acquisition costs for an aggregate purchase price of $23.6 million. Videocore, now a wholly owned subsidiary of the Company, is developing integrated circuits which once completed, will incorporate advanced compression technology for digital video products. On March 29, 1996, the Company completed its acquisition of OSEE Corporation ("OSEE"), a California based Company, by purchasing all outstanding shares of OSEE in exchange for $3.6 million in cash, approximately 217,000 shares of ESS' common stock and acquisition costs for an aggregate purchase price of $9.0 million. OSEE, now a wholly owned subsidiary of the Company, is a developer of advanced fax/modem V.34 and V.34bis algorithm technology which is to enable the Company to provide modem and computer telephony applications on the Company's multimedia processor.

The purchase price of these companies has been allocated to assets acquired and facilities assumed based upon the book value of Videocore's and OSEE's current assets, equipment and facilities, which management believes approximates their fair values, and independent appraisal for all other identifiable assets as follows:
(in thousands):


Research and development in-process             $30,355
Covenants not to compete                          4,600
Current Assets                                       12
Property and Equipment                              120
Current Liabilities Assumed                        (607)
Other Liabilities Assumed                        (1,840)
                                                -------
                                                $32,640
                                                =======


These acquisitions have been recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisitions have been included from the applicable dates of acquisition. The acquired research and development in-process aggregating $30.4 million was charged to expense in the first quarter of 1996. Additionally, the pro forma effect of these acquisitions was not significant on the Company's reported operating results for the first quarter of 1996 or 1995 was not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information should be read along with the condensed consolidated financial statements and notes thereto included in Item I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended December 31, 1995 and 1994, contained in the Company's Annual Report filed on Form 10-K.

RESULTS OF OPERATIONS

         The following table discloses key elements of the statements of operation, expressed as a percentage of revenues.

                                                                              Three Months Ended
                                                                     ------------------------------------
                                                                     Mar. 31, 1996          Mar. 31, 1995
                                                                     -------------          -------------
     PC audio semiconductor products                                     99.0%                  92.6%
     Consumer speech/sound semiconductor products                         0.5                    5.9
     Licensing and other                                                  0.5                    1.5
                                                                        -----                  -----

     Net revenues                                                       100.0                  100.0
     Cost of revenues                                                    42.8                   32.0
                                                                        -----                  -----
         Gross margin                                                    57.2                   68.0
     Operating expenses:
         Research and development                                         8.9                    7.6
         Research and development in-process                             73.7                     --
         Selling, general and administrative.                             7.1                   18.8
                                                                        -----                  -----
     Operating income (loss)                                            (32.5)                  41.5
     Nonoperating income (expense), net                                   1.7                    2.2
                                                                        -----                  -----
     Income (loss) before provision for income taxes                    (30.8)                  43.7
     Provision for income taxes                                         (17.6)                 (17.9)
                                                                        -----                  -----

     Net income (loss)                                                  (48.4)%                 25.8%
                                                                        =====                  =====

         Net Revenues. The Company's net revenues, which have primarily been derived from PC audio semiconductor product sales, increased from $16.1 million in the first quarter of 1995 to $41.2 million reported in the first quarter of 1996. Net revenues increased primarily due to increased unit shipments of the Company's existing and new PC audio semiconductor products, partially offset by a decrease in unit shipments of consumer speech/sound semiconductors. The Company's overall average selling price for its products was higher in the first quarter of 1996 as compared to the same quarter of 1995, primarily due to increased sales of more highly integrated PC audio semiconductor products, lack of competitive single chip solutions from competitors and lower sales of consumer speech/sound semiconductors. However, as is common in the semiconductor industry, average selling prices of individual products declined during the past year, and as competition increases the Company expects prices will decline further. International revenues accounted for approximately 89% and 66% of the Company's net revenues in the first quarter of 1996 and 1995, respectively, reflecting continued growth in the Company's international sales.

         Gross Profit. The Company's gross profit increased from $11.0 million in the first quarter of 1995 to $23.6 million in the first quarter of 1996. The increase in gross profit in the first quarter of 1996 as compared to the same period in 1995 was primarily the result of the increase in unit shipments of the Company's PC audio semiconductors, partially offset by a decrease in unit shipments of consumer speech/sound semiconductors.

         The Company's overall gross margin is subject to change due to various factors, including among others, competitive product pricing, yields, wafer costs, assembly costs and product mix. The Company anticipates encountering additional competition from other suppliers who are expected to offer competitive single chip products, which may have a material adverse effect on the Company's gross margin. In addition, the Company expects that overall average selling prices for its existing products will continue to decline over time and that selling prices for each product will decline significantly over the life of the product. As a result, the Company does not believe that its current gross margin is sustainable and believes that its gross margin will decline in the future.

         Research and Development. Research and development expenses, excluding a one-time pre-tax charge of $30.4 million related to acquired research and development in-process from the acquisitions of VideoCore and OSEE, was $3.6 million in the first quarter of 1996, an increase of $2.4 million from the first quarter of 1995. The increase in absolute dollars was primarily due to the increase in the Company's engineering staff and internal and outside consulting expenses associated with research and development efforts to support the introduction of new PC audio semiconductor products and multimedia products.

         Selling, General and Administrative. Selling, general and administrative expenses were $2.9 million in the first quarter of 1996, a decrease of $0.1 million from the first quarter of 1995. In the first quarter of 1995, the Company recorded legal expenses of $1.8 million for the ongoing litigation with Yamaha Corporation. Excluding this legal expense, selling, general and administrative expenses increased by $1.7 million from the first quarter of 1995. The increase in absolute dollars was primarily due to the increase in commissions on higher sales volumes, and increased personnel and related expenses resulting from the Company recent status as a public company, and to a lesser extent, promotional expenses and costs associated with the expansion of the Company's sales activities.

         Interest Income. Interest income consists of income on cash available for investment. Interest income, was $699,000 in the first quarter of 1996, compared to $140,000 in the first quarter of 1995. The increase in interest income, net for the first quarter of 1996 was primarily due to the increased cash available from the proceeds of the Company's initial public offering in October of 1995 partially offset by cash used by the Company in its acquisitions of VideoCore and OSEE.

         Gain on Sale of Marketable Securities. The Company had no gains in the first quarter of 1996, compared to $219,000 in the first quarter of 1995 on the Company's sales of certain marketable equity securities.

         Provision for Income Taxes. The Company's effective tax rate remained constant at 41% in the first quarter of 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At March 31, 1996, ESS had cash and cash equivalents and short-term investments of $76.4 million and working capital of $68.3 million. As of March 31, 1996, the Company had a $10.0 million bank line of credit expiring on March 31, 1997. The line of credit requires the Company to achieve certain financial ratios and operating results. There were no borrowing under the line of credit as of March 31, 1996

         In the first three months of 1996, the Company's operating activities provided net cash of approximately $6.0 million primarily from net income of approximately $10.4 million during the first three months of 1996 after excluding a one-time pre-tax charge of $30.4 million related to the acquired research and development in-process from the acquisitions of VideoCore and OSEE. Excluding the $4.6 million of intangible asset created by the acquisition of VideoCore and OSEE, during the first three months of 1996, approximately $4.7 million was used to finance working capital, primarily due to increases in accounts receivable and inventories, reflecting growth in sales of the Company's PC audio products, coupled with an decrease in accounts payable and accrued liabilities. In the first three months of 1996, the purchase of short-term investments and property and equipment used approximately
$12.3 million. Additionally, the Company used $9.3 million on the acquisitions of Video Core and OSEE.

         The Company believes that its existing cash and cash equivalents as of March 31, 1996, together with the cash generated from operations and available borrowings under its line of credit, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $16 million of which approximately $9 million will be used to fund construction of a new headquarters facilities and approximately $7 million will be used to acquire capital equipment. In addition, the Company is obligated to pay approximately $32 million over the next 2 years to TSMC in exchange for certain wafer capacity commitments and will invest approximately $23 million in 2 installments over the next 15 months in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of or investments in other businesses, products or technologies.
The Company also has a bank line of credit which may be utilized to provide additional working capital.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed in this report are forward looking statements. These forward looking statements concern matters that involve risks and uncertainties, including but not limited to those set forth below, that could cause actual results to differ materially from those projected in the forward looking statements. In any event, the matters set forth below should be carefully considered when evaluating the Company's business and prospects.

         Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in unit ASPs of the Company's products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, seasonal customer demand, the timing of significant orders and significant increases in expenses associated with the expansion of operations. In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any adverse judgment in, the patent litigation with Yamaha Corporation. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future.

         Patent Litigation with Yamaha Corporation. In March 1995, Yamaha files a lawsuit against the Company alleging that the Company's FM synthesis products infringe two of Yamaha's patents. See "Part II. Other Items - Item 1. Legal Proceedings."

         Competition; Pricing Pressures. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. The Company currently competes with add-in sound card suppliers and semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors, including Yamaha, and from other companies that may enter the Company's existing or future markets with products that may be less costly or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products, such as announcements by Yamaha, could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the average selling prices ("ASPs") and margins of the Company's products. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for the Company's products, particularly the PC market, are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected.

         The Company's existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company's competitors also include a number of smaller and emerging companies. The Company's principal audio competitors include Cirrus Logic, Creative Technology, OPTi and Yamaha. Certain of the Company's current and potential competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new multimedia PC standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

         Each successive generation of microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing audio functions. In this regard, Intel Corporation has developed Native Signal Processing ("NSP") capability and an extended multimedia system architecture ("MMX") for use in conjunction with its Pentium microprocessor, and is promoting the processing power of the Pentium for data and signal intensive functions such as graphics acceleration and other multimedia functions. There can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products.

         Dependence on Single Product Line and PC Industry. In the first three months of 1996, sales of PC audio semiconductors accounted for substantially all of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a significant majority of its net revenues for the foreseeable future. Any reduction in demand for the Company's audio semiconductors, whether because of a reduction in demand for PCs in general or PC audio, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

         Most of the Company's products are sold for incorporation into multimedia desktop and notebook computers. ESS audio semiconductors are incorporated into motherboards by multimedia PC original equipment manufacturers ("OEMs") or in add-in sound cards. Therefore, the Company is heavily dependent on the continued growth of the markets for multimedia desktop and notebook computers and multimedia applications utilizing high quality audio. Currently, the market for PCs, including multimedia PCs is undergoing a slower rate of growth than in previous years and the overall PC industry has historically been cyclical. There can be no assurance that the high levels of growth previously experienced by the PC industry will return in future periods. A decline in demand in the PC industry could result in a corresponding decline in demand for the Company's products, which would have a material adverse effect on the Company's business, financial condition and results of operations.


         Importance of New Products and Technological Change. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by desktop and notebook computer manufacturers, the Company must anticipate market trends and performance and functionality requirements of such manufacturers and must successfully develop and manufacture products that meet these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to volume sales of new products, if any. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. The Company is currently engaged in the development of new PC audio products as well as new multimedia products that provide telephony capabilities such as fax/modem/voice, and graphics and video applications. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by TSMC, which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with Sharp Corporation, IC Works, and UMC, which have been manufacturing certain of the Company's products since 1986, 1991 and 1995, respectively. TSMC, in particular, provides the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, with the exception of TSMC, manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC in which the Company has secured access to additional capacity and to leading edge technology. In addition, the Company is obligated to pay approximately $32 million over the next 2 years to TSMC in exchange for certain wafer capacity commitments and will invest approximately $23 million in 2 installments over the next 15 months in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments.

         While the Company has entered into long-term agreements with two of its foundries, the Company's reliance on these and other independent foundries involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs, and the international risks more fully described below. The Company expects to rely upon TSMC and UMC to manufacture a substantial majority of the Company's products for the foreseeable future. In the event that TSMC and UMC are unable to continue to manufacture the Company's key products in required volumes, the Company will have to identify and secure additional foundry capacity. In such an event, the Company may be unable to identify or secure additional foundry capacity from another manufacturer, particularly at the levels that the Company currently expects TSMC and UMC to provide. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. The loss of any of its foundries as a supplier, the inability of the Company to acquire additional capacity at its current suppliers or qualify other wafer manufacturers for additional foundry capacity should additional capacity be necessary, or any other circumstances causing a significant interruption in the supply of semiconductors to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

         To address potential foundry capacity constraints in the future, ESS will continue to consider and may be required to enter into additional arrangements, including equity investments in or loans to independent wafer manufacturers in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Any such arrangements could require the Company to commit substantial capital and grant licenses to its technology. The need to commit substantial capital may require the Company to obtain additional debt or equity financing, which could result in dilution to the Company's shareholders. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be obtained on terms acceptable to the Company.

         International Operations. In the first three months of 1996, international sales, accounted for a substantial majority of the Company's net revenues. Substantially all of the Company's international sales were to customers in Taiwan, Japan, Singapore and Hong Kong. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. In particular, Taiwan, which represents a majority of the Company's sales and is the location of its major foundries and two test facilities, is currently experiencing military threats from mainland China. If the highly publicized tensions escalate, it is possible that purchases by Taiwanese customers will decline significantly and semiconductor manufacturing in Taiwan will be seriously impeded, cutting off the Company's main supply of guaranteed wafer production. This could also lead to capacity constraints at non-Taiwanese foundries. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

         In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Currently, all of the Company's product sales and all of its arrangements with foundries and assembly and test vendors, other than its foundry arrangement with Sharp Corporation, provide for pricing and payment in U.S. dollars. To date, although the effect of currency fluctuations have been insignificant, there can be no assurance that fluctuations in currency exchange rates will not have a material adverse effect on the

Company's business, financial condition and results of operations. In addition, to date the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Further, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations or require the Company to modify its current business practices.

         Semiconductor Industry. The semiconductor industry has historically been characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. Although the semiconductor industry in recent periods has experienced increased demand, it is uncertain how long these conditions will continue. The Company may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In March 1995, Yamaha filed a lawsuit against the Company alleging that the Company's FM synthesis products infringe two of Yamaha's patents, U.S. Patent No. 4,249,447 and U.S. Patent No. 4,813,326 (the "Yamaha Patents"). Yamaha initiated suit with a motion for a temporary restraining order and a request for a preliminary injunction. In addition, in its complaint, Yamaha seeks a permanent injunction against future infringement, damages for past infringement, attorneys' fees and costs. Yamaha's lawsuit alleges infringement by all of the Company's FM synthesis chips, currently consisting of the ES1488, ES1688, ES1788, ES1868 and ES1888. For 1995, the Company had revenues of approximately $52.9 million attributable to sales of these products, constituting approximately 50% of net revenues. Further, a substantial majority of the Company's revenues for the foreseeable future is expected to be dependent upon sales of these and future products incorporating FM synthesis. The lawsuit, entitled Yamaha Corporation vs. ESS Technology, Inc., is pending in the U.S. District Court for the Central District of California in Los Angeles, California.

         Yamaha's requests for a temporary restraining order and preliminary injunction were denied on March 17, 1995 and May 1, 1995, respectively. In its order denying the request for preliminary injunction, the District Court stated that its decision was based on an assessment of the likelihood of Yamaha's success on the merits, as well as a balance of the relative hardships that would be suffered by ESS or Yamaha as a result of the granting or denial of the preliminary injunction. Yamaha appealed the District Court's denial of the request for preliminary injunction to the U.S. Court of Appeals for the Federal Circuit. On March 29, 1996, that Court affirmed the denial of the request for preliminary Injunction.

         On August 18, 1995 the District Court granted in part and denied in part a motion for summary judgment which had been filed by the Company. The District Court held that the Company's FM synthesis products did not literally infringe Yamaha's U.S. Patent No. 4,249,447, but held that there was a triable issue of fact as to the infringement of such patent on another basis. The Court also found triable issues of fact and, therefore, denied the Company's motion for summary judgment with regard to U.S. Patent No. 4,813,326. Trial in the Yamaha litigation is expected to begin in early 1997.

         The Company does not believe that its products infringe the Yamaha Patents and, as a result, the Company believes it will ultimately prevail in its litigation with Yamaha. ESS was aware of the Yamaha Patents during the period it was designing its FM synthesis products in 1993 and 1994 and received opinions from its patent counsel, the Law Offices of Thomas E. Schatzel, regarding non-infringement in connection with the design of such products before the products were sold. ESS is vigorously contesting all of Yamaha's claims. However, the Company cannot predict the final resolution of the lawsuit. In the event a permanent injunction were to be granted after trial, the Company would be unable to sell the ES1488, ES1688, ES1788, ES1868 and ES1888 and any other products incorporating the Company's current technique for providing FM synthesis capability. The grant of a permanent injunction would result in a material adverse effect on the Company's business, financial condition and results of operations, including a substantial reduction in the Company's revenues and income, losses for an extended period of time and a substantial depletion in the Company's financial resources. In addition, the Company could be required to pay significant monetary damages to Yamaha, which are subject to trebling in the event of a finding of willful infringement. Further, the Company has agreed to indemnify customers from liability with respect to claimed infringements of the Yamaha Patents and, in the event of a determination of infringement and the grant of an injunction, the Company has agreed to either secure a license for its customers to continue using the enjoined chips, replace the chips with noninfringing chips or remove the chips and refund the purchase price of such chips. Such indemnification increases the Company's exposure to, and amount of, potential costs and liability in such event, and could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of an injunction, the Company could attempt to obtain a license from Yamaha to enable the Company to continue to sell products incorporating the Company's current technique for implementing FM synthesis. The Company could also attempt to develop a different technique for implementing FM synthesis and modify the design of its products in an effort to avoid infringement of the Yamaha Patents. Even if successful, any such efforts would require a substantial period of time to complete and there can be no assurance that such efforts would result in competitive products. During such period, the Company could continue to sell the ES488, ES688 and other products that do not incorporate FM synthesis capability. However, there can be no assurance as to the amount of revenues that the Company would receive from the sale of such products.

         In connection with the Yamaha litigation, the Company has incurred and expects to continue to incur substantial legal and other expenses. In addition, the Yamaha litigation has diverted and is expected to continue to divert the efforts and attention of the Company's management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. Accordingly, the expenses and diversion of resources associated with the Yamaha litigation could have a material adverse effect on the Company's business, financial condition and results of operations. If the Yamaha lawsuit were to be resolved by a settlement, ESS might be required to make substantial payments to Yamaha or to grant a license to Yamaha to utilize certain of the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Yamaha is the holder of a number of patents relating to the use of music synthesis technology. In addition, new patent applications may be currently pending or be filed in the future by Yamaha. Pending U.S. patent applications are confidential until patents are issued, and thus it is impossible to ascertain all possible patent infringement issues. The Company believes that Yamaha may have a strategy of protecting their market share by filing intellectual property claims against certain competitors and may assert additional claims against the Company in the future regardless of the outcome of the present litigation. Potential additional litigation would likely involve different patents or other claims. In addition, new patent applications may be currently pending or be filed in the future by Yamaha. The legal and other expenses and diversion of resources associated with any such litigation could materially and adversely affect the Company's business, financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  27.01 -- Financial Data schedule

         (b) Reports on Form 8-K. The Company filed a report Form 8-K dated January 17, 1996 pursuant to Item 2 of Form 8-K and the required financial statement were filed with the Form 8-K/A dated March 16, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ESS TECHNOLOGY, INC.
                                       (Registrant)


Date:   May 15, 1996                   By: /s/  FRED S. L. CHAN
                                          ---------------------
                                           Fred S. L. Chan
                                           President, Chief Executive Officer
                                           and Chairman of the Board


Date:   May 15, 1996                   By: /s/  RALPH J. HARMS
                                          --------------------
                                           Ralph J. Harms
                                           Vice President, Chief
                                           Financial Officer and Secretary