Form 10-K/A
period 1995-12-31
ESS TECHNOLOGY INC
filed 1996-05-17
CIK 907410

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-1

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM           TO           .

     COMMISSION FILE NO. 0-26660

                            ------------------------

                              ESS TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    94-2928582
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
  46107 LANDING PARKWAY, FREMONT, CALIFORNIA                      94538
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

              Registrant's telephone number, including area code:
                                 (510) 226-1088

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 29, 1996 ($20.875) as reported on the Nasdaq National Market, was approximately $251,146,000. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the Registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 29, 1996, Registrant had outstanding 36,217,836 shares of Common Stock.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                              ESS TECHNOLOGY, INC.
                                 1995 FORM 10-K

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
             PART I
Item 1.      Business....................................................................     2
Item 2.      Properties..................................................................     9
Item 3.      Legal Proceedings...........................................................    10
Item 4.      Submission of Matters to a Vote of Security Holders.........................    11
Item 4A.     Executive Officers of the Registrant........................................    11
             PART II
Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters....    14
Item 6.      Selected Financial Data.....................................................    14
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................................    15
Item 8.      Financial Statements and Supplementary Data.................................    23
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures...................................................    38
             PART III
Item 10.     Directors and Executive Officers of the Registrant..........................    39
Item 11.     Executive Compensation......................................................    39
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............    39
Item 13.     Certain Relationships and Related Transactions..............................    39
             PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............    40
Signatures...............................................................................    43

                                     PART I

ITEM 1.  BUSINESS

     ESS Technology, Inc. ("ESS" or the "Company") designs, develops and markets highly integrated mixed signal semiconductor multimedia solutions for sale to desktop and notebook personal computer manufacturers and consumer product companies. ESS is the leading supplier of mixed signal PC audio solutions that integrate all essential audio components on a single chip. The Company's AudioDRIVE products enable PC manufacturers to provide audio capabilities directly on the motherboard of desktop and notebook computers, eliminating the need for add-in sound cards.

     ESS believes its AudioDRIVE single chip products provide comprehensive solutions that offer higher performance and functionality, consume less power and board space and cost less than other commercially available PC audio solutions. The Company's AudioDrive products are based on its proprietary audio technologies and design methodologies, as well as its software and firmware expertise. The Company has developed a core library of audio semiconductor designs, including a microcontroller, bus interface, CODEC, mixer, filter and FM synthesizer, along with device drivers and application software. ESS utilizes these technologies to implement ESFM, the Company's proprietary FM sound synthesis technology, which enhances traditional FM synthesis techniques with hardware, software and music database technology to produce superior sound quality. The Company also utilizes its proprietary advanced analog and mixed signal design methodologies, together with its library of audio semiconductor designs, to produce highly integrated mixed signal audio chips. ESS' software technology, bundled as part of its comprehensive solution, consists of its AudioDRIVE device drivers for Microsoft Windows 3.1, Windows NT and Windows 95, IBM OS/2 Warp, Intel's NSP and PC games, as well as audio applications, including audio recorder, musical instrument digital interface ("MIDI") player and mixer software. The Company's high performance audio products are currently manufactured by leading semiconductor foundries utilizing an advanced mixed signal 0.6 and 0.5 micron process technology.

PRODUCTS

     The Company's products consist of AudioDRIVE single chip solutions, wavetable synthesizers and multimedia system chipsets, all of which are designed utilizing the Company's proprietary technologies. ESS' audio chips have evolved from 12-bit to 16-bit and mono to stereo. Currently, most of the Company's major customers are in the process of upgrading to ESS' more advanced 16-bit stereo chips, which include ESFM technology. Sales of PC audio semiconductors accounted for approximately 77.7% and 97.6% of the Company's net revenues in 1994 and 1995, respectively.

  AudioDRIVE Single Chip PC Audio Products

     ES488: a single mixed signal 12-bit mono audio chip. The ES488 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip and, when coupled with the Yamaha OPL2 FM synthesizer chip, provides a low cost chip solution for multimedia PC audio. The ES488 is PC games compatible in Sound Blaster ("SB") mode with the Yamaha OPL2 and is compatible with Microsoft Windows and other operating systems. The ES488 provides power management capability and is packaged in a small form factor 52 pin plastic quad flatpack ("PQFP") package.

     ES688: a single mixed signal 16-bit stereo audio chip. The ES688 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip and, when coupled with the Yamaha OPL3 FM synthesizer chip, provides a low cost solution for high performance multimedia PC audio. The ES688 is PC games compatible in SB Pro mode with the Yamaha OPL3 and is compatible with Microsoft Windows and other operating systems. The ES688 provides power management capability and is packaged in a 100 pin PQFP package.

     ES1488: a single mixed signal 16-bit mono audio chip with integrated ESFM synthesizer. The ES1488 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1488 is PC games compatible in SB mode and is compatible with

Microsoft Windows and other operating systems. The ES1488 is socket compatible with the ES488 and provides a single chip alternative for the combined solution offered by the ES488 and the Yamaha OPL2 FM synthesis chip.

     ES1688: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer. The ES1688 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1688 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1688 is socket compatible with the ES688 and provides a single chip alternative for the combined solution offered by the ES688 and the Yamaha stereo OPL3 FM synthesis chip.

     ES1788: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer and game support. The ES1788 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1788 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1788 includes hardware volume control, 64 step volume control and dual game/joystick port for game support.

     ES1868: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, plug-and-play, full-duplex operation and game support. The ES1868 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1868 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1868 provides full ISA plug-and-play support and includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1868 also supports full-duplex operation with simultaneous record and playback with two DMA channels. First customer shipment of the ES1868 occurred in the first quarter of 1996.

     ES1869: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, plug-and-play, full-duplex operation, and game support. The ES1869 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1869 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1869 provides full ISA plug-and -play support and includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1869 supports full-duplex operation with simultaneous record and playback with two DMA channels, and also integrates circuitry to produce a three-dimensional sound effect from two speakers. First customer shipment of the ES1869 is expected to occur by the end of 1996.

     ES1878: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, full-duplex operation, Zoom Video support, and game support. The ES1878 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1878 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1878 includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1878 provides full ISA plug-and-play support. The ES1889 also includes support for full-duplex operation with simultaneous stereo record and playback with two DMA channels, and it contains an I(2)S interface to support the PCMCIA Zoom Video port specification for video input to PCs. First customer shipment of the ES1878 occured in the first quarter of 1996.

     ES1888: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer which supports NSP full-duplex operation. The ES1888 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1888 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1888 includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1888 also includes support for NSP full-duplex operation with simultaneous stereo record and playback with two DMA channels.

     ES1889: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, full-duplex operation, and game support. The ES1889 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1889 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1889 includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1889 also includes support for full-duplex operation with simultaneous stereo record and playback with two DMA channels. The ES1889 supports plug-and-play through the PC's BIOS. First customer shipment of the ES1889 is expected to occur by the end of 1996.

  Wavetable Synthesizer Products

     ES689: a wavetable music synthesizer chip. The ES689 is a high performance wavetable music synthesizer chip that is General MIDI compatible and offers 32 note polyphony. It provides a serial interface to the ES1688 internal digital-to-analog converter ("DAC") to provide an audio implementation that includes both wavetable and ESFM synthesis, or external DAC for wavetable synthesis. The ES689 interfaces to the ES981 or ES982 for one or two megabyte sound sample sets, respectively.

     ES690: a wavetable music synthesizer chip with chorus and reverb sound effects. The ES690 is a high performance wavetable music synthesizer chip with chorus and reverb sound effects for enriched sound. The ES690 is General MIDI compatible and offers 32 note polyphony. It provides a serial interface to the ES1688 internal DAC to provide an audio implementation that includes both wavetable and ESFM synthesis, or external DAC for wavetable synthesis. The ES690 interfaces to the ES981 or ES982 for one or two megabyte sound sample sets, respectively. First customer shipment of the ES690 occurred in the first quarter of 1996.

     ES981: a 512K x 16 wavetable ROM. The ES981 is a 512K x 16 read only memory ("ROM") with a General MIDI sound sample set for use with the ES689 and ES690. First customer shipment of the ES981 occurred in the first quarter of 1996.

     ES982: a 1M x 16 wavetable ROM. The ES982 is a 1M x 16 ROM with a General MIDI sound sample set for use with the ES689 and ES690.

  Multimedia System Chipsets

     ES978: a mixer expansion chip to support the ES1878 when building a PC Notebook and Docking Station PC system. The ES978 is an analog mixer chip which is placed in a docking station and interfaces directly with the ES1878 located inside the notebook. This interface provides an efficient structure for notebook and docking stations systems, requiring only six pins of the notebook to connect with all communications paths to the docking station. First customer shipment of the ES978 occurred in the first quarter of 1996.

     ES938: a sound effects processor. The ES938 provides enhanced sound effects by expanding monophonic and stereo sound to 3-D spatial soundfields. The ES938 also integrates bass and treble control. First customer shipment of the ES938 occurred in the first quarter of 1996.

     ES968: a multi-function chip for multimedia add-in cards. The ES968 integrates plug-and-play support, MPU401 interface, dual game/joystick port and CD-ROM interface for Sony, Panasonic, Mitsumi and IDE drives in one chip.

  Software and Support

     ESS provides comprehensive support for its AudioDRIVE chips. This includes software that customers can bundle with their products that incorporate ESS AudioDRIVE chips. This software includes device drivers for Microsoft Windows 3.1, Windows NT and Windows 95, IBM OS/2 Warp, Intel NSP and PC games. This software also includes Audio Applications software and AudioRACK software. Other support software that is available to customers includes localization software and installation software that allows customers to tailor their products for specific applications and needs.

     Customer development support includes an Evaluation Kit that contains a reference add-in card design with all the necessary information to incorporate an AudioDRIVE chip in the customer's product. To assist customers in further reducing their time to market, ESS also provides a Manufacturing Kit that contains manufacturing information, including bill-of-materials, printed circuit board layout and production test software.

CUSTOMERS

     ESS sells its product principally to manufacturers of PCs and add-in boards. The following table shows representative customers worldwide:

  UNITED STATES       TAIWAN       JAPAN(1)      REST OF THE WORLD
- - ------------------    ------     ------------    -----------------
AST                   Acer       Fujitsu           ICL
Compaq                ECS        Matsushita        JK Micro
Dell                  FIC        NEC               Natsteel
Digital Equipment     GVC        Seiko-Epson       Olivetti
Hewlett Packard       Mitac      Sony              Samsung
IBM                   Quanta     Toshiba           Trigem

- - ---------------
(1) Sales in Japan are made through a distributor.

     A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In 1993, 1994 and 1995, sales to the Company's top five customers, including sales to the Company's international distributor, accounted for approximately 77%, 51% and 48%, respectively, of the Company's net revenues. In 1993, one customer, Western Publishing, accounted for approximately 57% of the Company's net revenues. In 1994, two customers, Compaq and Western Publishing, accounted for approximately 20% and 14%, respectively, of the Company's net revenues. The decline in the percentage of net revenues attributable to Western Publishing was a result of the Company's shift in product mix from consumer products to PC audio products. In 1995, Compaq and Universe Electron Corporation, the Company's Japanese distributor, each accounted for approximately 17% of the Company's net revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this will continue in the future. For example, Compaq has only been a significant customer of the Company since 1994.

SALES AND MARKETING

     The Company's sales and marketing strategy is to have its products designed into PCs and PC-related products manufactured by leading OEMs worldwide. In the United States, the Company markets its products exclusively through its direct sales force located at its headquarters in Fremont, California.

     In 1993, 1994 and 1995, international sales comprised approximately 87%, 72% and 73% of the Company's net revenues, respectively. The majority of the Company's international revenues in 1993, 1994 and 1995 have been derived from Asian manufacturers of PCs and PC-related add-in boards, as a large percentage of the worldwide supply of these products is manufactured by suppliers in Asia. ESS has direct sales personnel and technical staff located in Taipei, Taiwan. To date, a significant portion of the Company's Asian sales have been to customers located in Taiwan. See "Factors That May Affect Future Results -- International Operations." The Company is continuing to expand its Taiwan sales force in an effort to broaden its customer base and provide additional customer service and technical support. The Company's products are also sold internationally through a distributor located in Japan and manufacturers' representatives located in Taiwan, Singapore, Korea, Hong Kong and Germany. To date, the Company has not had substantial sales to customers located in Europe, and the Company is seeking to expand its sales and distribution activities in Europe. The Company's manufacturers' representatives and distributor are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time.

     The Company believes that customer service and technical support are important competitive factors in selling to major customers. The Company provides technical support to its customers worldwide. Manufactur-ers' representatives and distributors supplement the Company's efforts by providing additional customer service at the local level. The Company believes that close contact with its customers not only improves the customers' level of satisfaction, but also provides important insight into future market direction.

     Sales of the Company's products are generally made pursuant to standard purchase orders, which are frequently revised to reflect changes in the customer's requirements. Product deliveries are scheduled upon the Company's receipt of purchase orders. Generally, these purchase orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, the Company believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

RESEARCH AND DEVELOPMENT

     In order to compete successfully, the Company believes that it must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. The Company's strategy is to leverage its substantial base of audio technology and design expertise, analog, digital and mixed signal design and process technologies, and software and systems expertise to develop new PC audio solutions as well as other new products targeting opportunities in the multimedia PC market. The Company is currently engaged in the development of new PC audio products that provide advanced sound effects. ESS has also begun development of new multimedia products that provide video applications, computer telephony capabilities, such as fax/modem/voice, and graphics applications. The Company intends to continue to provide comprehensive solutions for its customers by developing device drivers, firmware and application software, in addition to the semiconductor device for these new products.

     ESS utilizes a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high level design description language. The Company invests regularly in new advanced equipment and software tools and intends to maintain and enhance its library of core cells.

     At December 31, 1995, ESS had a staff of 78 research and development personnel, 50 of which were involved in semiconductor design and process development and 28 of which were involved in software development. In addition, ESS has, on occasion, engaged outside developers to develop certain technologies to the Company's specifications and intends to increase it reliance on outside developers in the future. During 1993, 1994 and 1995, the Company spent approximately $2.9 million, $3.7 million and $8.7 million, respectively, on research and development activities.

     ESS has in the past and will continue to consider in the future acquiring technology and product lines to enhance it own product offerings and to accelerate its time-to-market. In January 1996, the Company completed its acquisition of VideoCore Technology, Inc. ("VideoCore") pursuant to which the Company acquired all of the outstanding capital stock of VideoCore in exchange for approximately 525,000 shares of the Company's Common Stock and $5.4 million in cash. VideoCore, now a wholly owned subsidiary of the Company, is developing integrated circuits which, once completed, will incorporate advanced compression technology for digital video products. In March 1996, the Company completed its acquisition of OSEE Technology, Inc. ("OSEE") pursuant to which the Company acquired all of the outstanding capital stock of OSEE in exchange for approximately 217,000 shares of the Company's Common Stock and $3.6 million in cash. OSEE, now a wholly owned subsidiary of the Company, is a developer of advanced fax/modem V.34 and V.34bis algorithm technology which will enable the Company to provide modem and computer telephony applications on the Company's multimedia processor. The Company may continue to utilize cash and equity to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

MANUFACTURING

     The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. The Company's products are currently manufactured by four independent foundries, all of which utilize advanced manufacturing technologies. A substantial majority of the Company's products are manufactured by Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with United Microelectronics Corporation ("UMC") in Taiwan, Sharp Corporation ("Sharp") in Japan and IC Works ("ICW") in California. Substantially all of the Company's devices are currently fabricated using a mixed signal CMOS 0.6 and 0.5 micron process technology, and the Company is currently developing products which will be manufactured utilizing a 0.35 micron process technology.

     The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs and to produce products of acceptable quality and with acceptable manufacturing yields in a timely manner. These foundries fabricate products for other companies and, with the exception of TSMC, manufacture products of their own design. In November 1995, the Company entered into long-term agreements with two of its foundries, TSMC and UMC. The Company intends to continue to work with its other foundries and to qualify new foundries, to obtain additional manufacturing capacity. There can be no assurance, however, that the Company will be able to obtain additional capacity when necessary.

     Under the Company's agreement with TSMC, in exchange for TSMC's wafer capacity commitments for the years 1996 through 1999, the Company is obligated to pay approximately $32 million over the next two years. The Company also obtained an option to expand the TSMC wafer capacity commitments further for years 1997 through 2000. If the Company exercises its option, it would be obligated to pay an additional $31 million in two installments in 1997 and 1998. The Company is obligated to make payments whether or not it takes the wafers, but certain provisions of the agreement allow for the possibility of sales of unused capacity to third parties to help defray costs to the Company.

     Under the Company's agreement with UMC, the Company entered into a joint venture arrangement with UMC and other U.S. semiconductor companies to build a separate semiconductor manufacturing facility to be located in Taiwan at an estimated cost of $1 billion. The Company will invest approximately $30 million in three installments over the projected eighteen month period required to build the facility. Under the terms of the agreement, the Company will receive a 5% equity ownership in the joint venture company and capacity rights. The new fabrication facility is currently projected to commence production of 8-inch wafers in 1997 with advanced technologies eventually leading to 0.25 microns.

     All of the Company's semiconductor products are assembled and tested by third-party vendors, primarily Amkor ANAM in Korea, Advanced Semiconductor Engineering in Taiwan, Astra Microtronics in Indonesia and OSE in Taiwan. The Company has internally designed and developed its own test software and certain test equipment, which is provided to the Company's test vendors. Shortages of raw materials or disruptions in the provision of services by the Company's assembly vendors could lead to supply constraints or delays in the delivery of the Company's products. Such constraints or delays might result in the loss of customers, limitations or reductions in the Company's revenues or other material adverse effects on the Company's business, financial condition and results of operations. The Company's reliance on third-party assembly and testing vendors involves a number of other risks, including reduced control over delivery schedules, quality assurance and costs. The inability of such third parties to deliver products of acceptable quality and in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. The Company currently competes with add-in sound card suppliers and semiconductor manufacturers offering multiple chip solutions. The Company expects competition to increase in the future from existing competitors, including Yamaha, and from other companies that may enter the Company's existing or future markets with products that may be less costly or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products, such as announcements by Yamaha, could adversely affect sales of the

Company's products and may result in increased price competition that would adversely affect the average selling prices ("ASPs") and margins of the Company's products. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for the Company's products, particularly the PC market, are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of December 31, 1995, the Company had 10 patents granted in the United States, which expire over time, commencing in 1996 and ending in 2011, and 9 corresponding foreign patents. In addition, the Company had 2 patents pending in the United States and intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Except for the Yamaha litigation (see "Item 3. Legal Proceedings"), there is no pending intellectual property litigation against the Company. However, the Company or its foundries may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that, in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. If a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company licenses certain of the technology utilized by the Company in its products, and expects to continue to do so in the future. The Company has no current plans to grant licenses with respect to its products or technology; however, it may become necessary for the Company to enter into product licenses in the future in order, among other things, to secure foundry capacity. Although the Company has in the past granted licenses to certain of its technology, some of which have expired, such licenses have been limited and the Company has not derived material revenues from such licenses in recent periods.

EMPLOYEES

     As of December 31, 1995, the Company had 158 full-time employees, including 78 in research and development, 35 in marketing, sales and support and 45 in finance, administration and operations. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled semiconductor design personnel and software engineers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage.

ITEM 2.  PROPERTIES

     The Company leases two facilities in Fremont, California. The leases for such facilities expire in June 30, 1996 and October 31, 1996. The facilities consist of two buildings comprising approximately 62,000 square feet, which are used as the Company's headquarters. The Company recently executed an agreement to purchase approximately 16 acres of land near its current Fremont headquarters, on which the Company plans to construct a new, approximately 93,000 square foot headquarters facility, which is currently expected to be completed in late 1996. The Company anticipates that, after the completion of its new headquarters, its facilities will be adequate to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

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

     Yamaha's requests for a temporary restraining order and preliminary injunction were denied on March 17, 1995 and May 1, 1995, respectively. In its order denying the request for preliminary injunction, the District Court stated that its decision was based on an assessment of the likelihood of Yamaha's success on the merits, as well as a balance of the relative hardships that would be suffered by ESS or Yamaha as a result of the granting or denial of the preliminary injunction. Yamaha has appealed the District Court's denial of the request for preliminary injunction to the U.S. Court of Appeals for the Federal Circuit. The hearing at the Federal Circuit took place on January 8, 1996, and on March 29, 1996 that Court confirmed the denial of the request for preliminary injunction.

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

     The Company does not believe that its products infringe the Yamaha Patents and, as a result, the Company believes it will ultimately prevail in its litigation with Yamaha. ESS was aware of the Yamaha Patents during the period it was designing its FM synthesis products in 1993 and 1994 and received opinions from its patent counsel, the Law Offices of Thomas E. Schatzel, regarding non-infringement in connection with the design of such products before the products were sold. ESS is vigorously contesting all of Yamaha's claims. However, the Company cannot predict the ultimate outcome of the appeal of the denial of the preliminary injunction or the final resolution of the lawsuit. In the event a preliminary or permanent injunction were to be granted, the Company would be unable to sell the ES1488, ES1688, ES1788, ES1868 and ES1888 and any other products incorporating the Company's current technique for providing FM synthesis capability. The grant of a preliminary or permanent injunction would result in a material adverse effect on the Company's business, financial condition and results of operations, including a substantial reduction in the Company's revenues and income, losses for an extended period of time and a substantial depletion in the Company's financial resources. In addition, the Company could be required to pay significant monetary damages to Yamaha, which are subject to trebling in the event of a finding of willful infringement. Further, the Company has agreed to indemnify customers from liability with respect to claimed infringements of the Yamaha Patents and, in the event of a determination of infringement and the grant of an injunction, the Company has agreed to either secure a license for its customers to continue using the enjoined chips, replace the chips with noninfringing chips or remove the chips and refund the purchase price of such chips. Such indemnification increases the Company's exposure to, and amount of, potential costs and liability in such event, and could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of an injunction, the Company could attempt to obtain a license from Yamaha to enable the Company to continue to sell products incorporating the Company's current technique for implementing FM synthesis. The

Company could also attempt to develop a different technique for implementing FM synthesis and modify the design of its products in an effort to avoid infringement of the Yamaha Patents. Even if successful, any such efforts would require a substantial period of time to complete and there can be no assurance that such efforts would result in competitive products. During such period, the Company could continue to sell the ES488, ES688 and other products that do not incorporate FM synthesis capability. However, there can be no assurance as to the amount of revenues that the Company would receive from the sale of such products.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's current executive officers:

                   NAME                      AGE                    POSITION
- - -------------------------------------------  ---   -------------------------------------------
Fred S.L. Chan.............................  49    President, Chief Executive Officer and
                                                   Chairman of the Board of Directors
Ralph J. Harms.............................  46    Vice President, Chief Financial Officer and
                                                   Secretary
Chi-Shin Wang..............................  49    Chief Technical Officer
Robert S. Plachno..........................  40    Vice President, Research and Development
Robert L. Blair............................  48    Vice President, Operations
Nicholas A. Aretakis.......................  34    Vice President, Sales
Hoover J. Chen.............................  47    Vice President, Engineering
Roger K. Shum..............................  45    Vice President, Manufacturing
Jan Fandrianto.............................  35    Vice President, Video Group

     Mr. Chan joined the Company in November 1985 as President and has been a director since January 1986. He was appointed Chairman of the Board of Directors in October 1992 and Chief Executive Officer in June 1994. Mr. Chan served as Secretary from October 1992 to August 1995 and Chief Financial Officer from October 1992 to May 1995. Mr. Chan also held the positions of President and director of Niche Tech, Inc. ("Niche Tech"), an integrated circuit design company previously affiliated with the Company, from October

1991 to May 1993. From 1984 to 1985, Mr. Chan was founder, President and Chief Executive Officer of AC Design Inc., a VLSI chip design center providing CAD, engineering and design services. From 1982 to 1984, he was co-founder, President and Chief Executive Officer of CADCAM Technology, Inc., a company in the business of CAE systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii. Mr. Chan is the husband of Annie M. H. Chan, a director of the Company.

     Mr. Harms has been Vice President and Chief Financial Officer of the Company since May 1995 and Secretary of the Company since August 1995. He previously held financial and general management positions at various semiconductor companies, including Intel and Philips Semiconductors and, most recently, Vice President, Chief Financial Officer and Secretary at SEEQ Technology Incorporated ("SEEQ"), a semiconductor company, from December 1990 to May 1995 and Vice President/General Manager, Logic Division, at SEEQ from 1988 to December 1990. Mr. Harms holds an M.B.A. degree in Finance and Accounting from the University of Michigan. In addition, Mr. Harms holds a B.S.E.E. degree from Michigan State University.

     Dr. Wang has been Chief Technical Officer of the Company since December 1995. Prior to joining the Company he was a co-founder of Integrated Information Technology, a semiconductor company, and served as President and Chief Executive Officer from 1987 to December 1995. From 1981 to 1986, he was a co-founder of Weitek Corporation and served as Vice President of Engineering. Dr. Wang was a member of the technical staff of Hughes Aircraft Company from 1973 to 1976 and a project manager of Hewlett Packard from 1976 to 1981. He holds a M.S. degree in Physics from the California Institute of Technology and a Ph.D.E.E. from Stanford University.

     Mr. Plachno has been Vice President, Research and Development of the Company since March 1993. Prior to joining the Company, he held research and development positions in various semiconductor companies, including, from 1986 to February 1993, Vice President of Research and Development at NARA, an integrated circuit design consulting company, and from 1984 to 1986, private consultant to American Information Technology, a managed circuit design group. From 1981 to 1984, Mr. Plachno was Vice President of Engineering at Zytrex, a semiconductor company. Mr. Plachno holds a B.S. degree in Computer Engineering from the University of Illinois.

     Mr. Blair has been Vice President, Operations of the Company since December 1994. From December 1991 to November 1994, he was Senior Vice President Operations (Software Packaging & Printing Division) of Logistix Corporation, a software turnkey company, and, from 1989 to November 1991, he was Vice President and co-owner of Rock Canyon Investments, a real estate development planning firm in California. From 1986 to 1989, he held various positions at Xidex Corporation, a computer diskette manufacturer, including President/General Manager, at XEMAG, a division of Xidex Corporation. From 1973 to 1986 he was Vice President, High Reliability Operations at Precision Monolithics, Inc.

     Mr. Aretakis has been Vice President, Sales of the Company since August 1994. Prior to joining the Company, he held sales positions in various semiconductor companies, including Director of OEM Sales at Media Vision, a computer peripherals manufacturer, from March 1993 to July 1994 and Director of Sales at SEEQ from 1988 to January 1993. From 1984 through 1988, Mr. Aretakis held various marketing positions at Microchip Technology Inc. Mr. Aretakis holds a B.S.E.E. degree from Columbia University and a B.A. degree in Mathematics from Hobart College.

     Mr. Chen has been Vice President, Engineering of the Company since April 1995. From June 1993 to April 1995, he held various engineering positions with Samsung Electronics Co., first as Director, Multimedia IC Products, Micro Devices Division, Los Angeles Design Center, and, most recently, as Director, Micro Devices Division, San Jose Design Center. From December 1992 to June 1993, he was Vice President of Technology with Mitac Research Corp., a division of Mitac International Corp., a personal computer manufacturer. From 1989 to December 1992, he was President and Chief Executive Officer of Micro Integrated Communications Corp., a manufacturer of modem/fax products. He holds a B.S.E.E. degree from National Taiwan University and M.S.E.E. and Ph.D.E.E. degrees from Ohio State University.

     Mr. Shum has been Vice President, Manufacturing of the Company since January 1995, and, from June 1993 to December 1994, he was the Company's Vice President, Operations. Mr. Shum was Plant Manager,

Backend Operations at Macronix International Company Ltd., a semiconductor company, from March 1990 to May 1993. From 1986 to March 1990, Mr. Shum was Vice President, Operations with Dynasty Technology, Inc., a design service and supplier to the semiconductor industry. Mr. Shum holds B.S.E.E and M.S.E.E. degrees from the University of Michigan.

     Mr. Fandrianto has been Vice President of the Video Group since January 1996. Prior to joining the Company, he was president of VideoCore Technology, Inc. from August 1995 to December 1995. From April 1982 to July 1995, Mr. Fandrianto held various engineering management positions at several high technology companies including Weitek, a semiconductor company, Hewlett Packard and served as Chief Technical Officer at Integrated Information Technology, a semiconductor company. He holds a B.S.E.E. degree from the University of California at Berkeley and a M.S.E.E. degree from Stanford University.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "ESST" since October 6, 1995. The following table sets forth the high and low last reported sales prices for the Common Stock as reported by the Nasdaq National Market durirg the quarter indicated.

                                FISCAL 1995:                           HIGH      LOW
        -------------------------------------------------------------  ----     -----
        Fourth Quarter (commencing October 6, 1995)..................  $39      $14 1/16

     As of February 29, 1996, there were approximately 95 record holders of the Company's Common Stock.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                           1991        1992        1993        1994         1995
                                          -------     -------     -------     -------     --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues............................  $22,624     $23,675     $15,218     $33,435     $105,744
Cost of revenues........................    8,441       9,588       6,733      12,047       39,584
                                          -------     -------     -------     -------     --------
  Gross profit..........................   14,183      14,087       8,485      21,388       66,160
Operating expenses:
  Research and development..............    1,959       3,529       2,915       3,711        8,665
  Selling, general and administrative...    1,950       2,799       3,005       3,233        9,758
                                          -------     -------     -------     -------     --------
Operating income........................   10,274       7,759       2,565      14,444       47,737
Nonoperating income (expense), net......       53        (266)        598         283        2,694
                                          -------     -------     -------     -------     --------
Income before income taxes..............   10,327       7,493       3,163      14,727       50,431
Provision for income taxes..............   (4,805)     (2,654)     (2,880)     (6,346)     (20,545)
                                          -------     -------     -------     -------     --------
Net income..............................  $ 5,522     $ 4,839     $   283     $ 8,381     $ 29,886
                                          =======     =======     =======     =======     ========
Net income per share....................  $  0.09     $  0.08     $  0.01     $  0.22     $   0.79
                                          =======     =======     =======     =======     ========
Weighted average common and common
  equivalent shares(1)..................   58,649      57,220      35,849      37,413       37,775
                                          =======     =======     =======     =======     ========

                                                                DECEMBER 31,
                                          --------------------------------------------------------
                                           1991        1992        1993        1994         1995
                                          -------     -------     -------     -------     --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...........................  $ 5,913     $10,964     $ 8,114     $10,860     $ 78,124
Working capital.........................    8,988       3,924       2,940      11,135       70,602
Total assets............................   21,448      19,949      15,108      24,014      162,703
Long-term debt, less current portion....      653       3,220          --          --       15,960
Total shareholders' equity..............    9,589         517       5,889      14,458      105,208

- - ---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of weighted average common and common equivalent shares used to compute net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ESS designs, develops and markets highly integrated mixed signal semiconductor multimedia solutions for sale to desktop and notebook personal computer manufacturers and consumer product companies. Through 1992, the Company was primarily engaged in the design, development and sale of speech/sound semiconductors for the consumer and educational markets. These products were incorporated in toys, games and other consumer products. During such period, the Company expanded its product offerings and granted licenses to companies for the development of toy and other consumer products. Through 1993, most of the Company's sales were derived from sales of consumer speech/sound semiconductors.

     In late 1992, due to an increasingly competitive market environment for speech/sound semiconductors used in toys and other consumer products and the emerging opportunities in the multimedia PC market, ESS made a strategic decision to focus on the rapidly growing multimedia PC audio market. Consequently, the Company began investing substantial resources in the development of its PC audio technology. In 1993, the Company commenced volume shipments of its first PC audio semiconductor product, the ES488, a 12-bit mono audio semiconductor. As a result of the continuing difficult market conditions for the Company's consumer speech/sound semiconductors and the effects of the Company's change in product strategy, the Company experienced a substantial decline in net revenues and net income in 1993. In the first half of 1994, the Company commenced volume shipments of its ES688 product, a single chip 16-bit stereo audio semiconductor, which accounted for a substantial majority of the Company's revenues during 1994 and 1995. In the third quarter of 1994 and the first quarter and third quarter of 1995, the Company commenced volume shipments of the ES1488, ES1688, and ES1788, respectively, all of which are single chip PC audio solutions with integrated ESFM synthesis. As a result of the introduction of the Company's PC audio semiconductor products, the Company's net revenues increased from $3.7 million in the first quarter of 1994 to $36.9 million in the fourth quarter of 1995.

     In 1993, 1994 and 1995, the Company's PC audio semiconductor products accounted for 10.1%, 77.7% and 97.6%, respectively, of net revenues. The Company expects that, for the foreseeable future, its PC audio products will account for substantially all of its net revenues. The Company's consumer speech/sound semiconductors accounted for 16.9% and 1.9% of net revenues in 1994 and 1995, respectively. The Company also received minimal revenues from licensing fees in 1994 and 1995.

     In January 1996, the Company completed its acquisition of VideoCore pursuant to which the Company acquired all of the outstanding capital stock of VideoCore in exchange for approximately 525,000 shares of the Company's Common Stock and $5.4 million in cash. VideoCore, now a wholly owned subsidiary of the Company, is developing integrated circuits which once completed, will incorporate advanced compression technology for digital video products. In March 1996, the Company completed its acquisition of OSEE pursuant to which the Company acquired all of the outstanding capital stock of OSEE in exchange for approximately 217,000 shares of the Company's Common Stock and $3.6 million in cash. OSEE, now a wholly owned subsidiary of the Company, is a developer of advanced fax/modem V.34 and V.34bis algorithm technology which will enable the Company to provide modem and computer telephony applications on the Company's multimedia processor. Both acquisitions will be accounted for as a purchase, and a substantial majority of the purchase prices is attributable to research and development in process, which will be expensed in the first quarter of 1996.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of net revenues for the periods indicated.

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1993      1994      1995
                                                                  -----     -----     -----
    Net revenues................................................  100.0%    100.0%    100.0%
    Cost of revenues............................................   44.2      36.0      37.4
                                                                  ------    ------    ------
      Gross margin..............................................   55.8      64.0      62.6
    Operating expenses:
      Research and development..................................   19.2      11.1       8.2
      Selling, general and administrative.......................   19.7       9.7       9.2
                                                                  ------    ------    ------
    Operating income............................................   16.9      43.2      45.2
    Nonoperating income (expense), net..........................    3.9       0.8       2.5
                                                                  ------    ------    ------
    Income before income taxes..................................   20.8      44.0      47.7
    Income taxes................................................  (18.9)    (19.0)    (19.4)
                                                                  ------    ------    ------
    Net income..................................................    1.9%     25.0%     28.3%
                                                                  ======    ======    ======

     Net Revenues. Net revenues were $15.2 million, $33.4 million and $105.7 million in 1993, 1994 and 1995, respectively. Net revenues for 1995 increased 216% from 1994 primarily as a result of the continued rapid sales growth of the Company's existing PC audio products as well as from the introduction of new PC audio products. Net revenues for 1994 increased 120% from 1993 primarily as a result of the rapid sales growth of the Company's higher priced PC audio semiconductor products. The Company's PC audio semiconductor products accounted for 97.6% of the Company's net revenues for 1995. The rapid increase in PC audio semiconductor product sales was partially offset by a continued decrease in sales of the Company's consumer speech/sound semiconductors. International revenues accounted for approximately 87% ,72% and 73% of net revenues for 1993, 1994 and 1995, respectively. The decrease in international sales as a percentage of net revenues between 1993 and 1994 primarily reflects the transition from consumer speech/sound semiconductors to PC audio semiconductor products.

     Gross Margin. Gross profit was $8.5 million, $21.4 million and $66.2 million in 1993, 1994 and 1995, respectively, representing 55.8%, 64.0% and 62.6% of net revenues for such years, respectively. Gross margins declined from 1994 to 1995 as a result of a decrease in ASPs of the Company's existing PC audio products and manufacturing startup costs associated with the Company's new PC audio product introductions which were partially offset by higher ASPs associated with the introduction of new PC audio products. Gross margin improved from 1993 to 1994 primarily as a result of increased unit shipments of the Company's PC audio products, which generally have higher margins than its consumer speech/sound products. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. A decline in ASPs that is not offset by a reduction in production costs or by sales of new products with higher gross margins would decrease the Company's overall gross margin and could materially adversely affect the Company's operating results. As a result, the Company believes that its gross margin may continue to decline in the future.

     Research and Development Expenses. Research and development expenses were $2.9 million, $3.7 million and $8.7 million, or 19.2%, 11.1% and 8.2% of net revenues, in 1993, 1994 and 1995, respectively. The increase in absolute dollars in research and development expenses from 1994 to 1995 primarily reflected increases in the Company's engineering staff and internal and outside consulting expenses associated with increased research and development efforts to support the introduction of new PC audio products and multimedia products. The increase in absolute dollars in research and development expenses from 1993 to 1994 primarily reflected increased materials expenses and additional personnel to support the development of the ES1488 and ES1688 PC audio products. The Company expects to incur higher absolute research and development expenses in 1996, although these expenses are expected to remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated research and development expenses.

     Selling, General and Administration Expenses. Selling, general and administrative expenses were $3.0 million, $3.2 million and $9.8 million, or 19.7%, 9.7% and 9.2% of net revenues, in 1993, 1994 and 1995, respectively. The increase in absolute dollars in selling, general and administrative expenses from 1994 to 1995 was primarily due to legal expenses associated with the Company's ongoing litigation with Yamaha. See "Item 3. Legal Proceedings" and Notes 2 and 8 to Notes to Consolidated Financial Statements. The increase in these expenses was also due to commissions on higher sales levels, added personnel and related expenses and, to a lesser extent, promotional expenses and costs associated with the expansion of the Company's sales activities. The increase in absolute dollars in selling, general and administrative expenses from 1993 to 1994 was primarily due to added personnel and related expenses, commissions on higher sales levels and, to a lesser extent, promotional expenses and costs associated with the expansion of the Company's sales activities. The Company expects to incur higher selling, general and administrative expenses due to increased selling activities on higher sales and reporting and other requirements of a public company, although these expenses are expected to remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated selling, general and administrative expenses.

     Non-Operating Income (Expense), Net. Non-operating income (expense), net was $598,000, $283,000 and $2,694,000 in 1993, 1994 and 1995, respectively. In
1993, non-operating income (expense), net consisted of a gain on securities, and, to a lesser extent, interest income net of interest expense. In 1994, non-operating income (expense), net consisted of interest income net of interest expense and a gain on securities. In 1995, non-operating income (expense), net consisted of interest income and a gain on securities.

     Provision for Income Taxes. The Company's effective tax rate was 91%, 43% and 41% for 1993, 1994 and 1995, respectively. The higher tax rate in 1993 was due to federal taxes on the repatriation of profits from the Company's Hong Kong subsidiary that were previously considered to be permanently invested and to non-deductible compensation expenses. The Company's tax rate for 1994 was higher than the combined federal and state statutory rate of 41% as a result of federal taxes provided on foreign earnings. The Company's tax rate for 1995 was at the combined federal and state statutory rate of 41%. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At December 31, 1995, ESS had cash and cash equivalents and short-term investments of $78.1 million and working capital of $70.6 million which includes $60.7 million in net proceeds generated from the Company's initial public offering in October 1995. As of December 31, 1995, the Company had a line of credit for $10 million expiring on March 31, 1997. The line of credit requires the Company to achieve certain financial ratios and operating results. There were no borrowings under the line of credit as of December 31, 1995.

     In 1995, the Company's operating activities generated cash of approximately $13.5 million. This resulted primarily from net income of approximately $29.9 million. In 1995, approximately $16.0 million was used to finance working capital, primarily due to increases in accounts receivable and inventories, reflecting growth in sales of the Company's PC audio products, which were offset in part by an increase in accounts payable. In 1995, the purchase of short-term investments and property and equipment used approximately $26.2 million, and $8.4 million, respectively.

     In 1994, the Company's operating activities generated net cash of approximately $5.1 million. This resulted primarily from net income of approximately $8.4 million and depreciation and amortization of $656,000. In 1994, approximately $3.8 million was used to finance working capital, primarily due to increases in accounts receivable and inventories, reflecting growth in sales of the Company's PC audio products, which were offset in part by an increase in accounts payable. In 1994, the sale of marketable equity securities provided approximately $1.3 million, offset in part by $1.1 million used to acquire additional property and equipment. Cash used to pay short-term debt was approximately $2.7 million.

     In 1993, the Company's operating activities used net cash of approximately $1.1 million. This resulted primarily from approximately $2.4 million used to finance working capital, consisting primarily of decreases in accounts payable and income taxes, offset in part by net income of $283,000, depreciation and amortization of $663,000, non-cash compensation of $905,000 and a $578,000 gain on sales of marketable equity securities. Sales of marketable equity securities and short-term investments provided approximately $2.5 million, of which $609,000 was used to acquire property and equipment. Cash used to repay short-term and long-term debt, net of proceeds from short-term debt, was approximately $5.0 million. In addition, the issuance of Common Stock provided approximately $1.3 million.

     The Company believes that its existing cash and cash equivalents, together with the cash generated from operations and available borrowings under its line of credit, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $15 million, of which approximately $10 million will be used to fund the construction of a new headquarters facility and approximately $5 million will be used to acquire capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of or investment in other businesses, products or technologies. The Company also has a bank line of credit which may be utilized to provide additional working capital.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed in this report are forward looking statements. These forward looking statements concern matters that involve risks and uncertainties, including but not limited to those set forth below, that could cause actual results to differ materially from those in the forward looking statements. In any event, the matters set forth below should be carefully considered when evaluating the Company's business and prospects.

     Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in unit ASPs of the Company's products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, seasonal customer demand, the timing of significant orders and significant increases in expenses associated with the expansion of operations. In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any adverse judgment in, the patent litigation with Yamaha Corporation. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

     Patent Litigation with Yamaha Corporation. In March 1995, Yamaha files a lawsuit against the Company alleging that the Company's FM synthesis products infringe two of Yamaha's patents. See "Item 3. Legal Proceedings."

     Competition; Pricing Pressures. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. See "Item 1.
Business -- Competition."

     Dependence on Single Product Line and PC Industry. In 1994 and 1995, sales of PC audio semiconductors accounted for approximately 77.7% and 97.6%, respectively, of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a significant majority of its net revenues for the foreseeable future. Any reduction in demand for the Company's audio semiconductors, whether because of a reduction in demand for PCs in general or PC audio, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Most of the Company's products are sold for incorporation into multimedia desktop and notebook computers. ESS audio semiconductors are incorporated into motherboards by multimedia PC original equipment manufacturers ("OEMs") or in add-in sound cards. Therefore, the Company is heavily dependent on the continued growth of the markets for multimedia desktop and notebook computers and multimedia applications utilizing high quality audio. Currently, the market for PCs, including multimedia PCs is undergoing a slower rate of growth than in previous years and the overall PC industry has historically been cyclical. There can be no assurance that the high levels of growth previously experienced by the PC industry will return in future periods. A decline in demand in the PC industry could result in a corresponding decline in demand for the Company's products, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1.
Business -- Products."

     Importance of New Products and Technological Change. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by desktop and notebook computer manufacturers, the Company must anticipate market trends and performance and functionality requirements of such manufacturers and must successfully develop and manufacture products that meet these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to volume sales of new products, if any. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. The Company is currently engaged in the development of new PC audio products as well as new multimedia products that provide telephony capabilities such as fax/modem/voice, and graphics and video applications. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item
I. Business -- Research and Development."

     Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by TSMC, which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with Sharp, ICW, and UMC, which have been manufacturing certain of the Company's products since 1986, 1991 and 1995, respectively. TSMC, in particular, provides the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, with the exception of TSMC, manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC in which the Company has secured access to additional capacity and to leading edge technology. See "Item I. Business -- Manufacturing."

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

     Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In 1993, 1994 and 1995, sales to the Company's top five customers, including sales to the Company's international distributor, accounted for approximately 77%, 51% and 48% respectively, of the Company's net revenues. In 1993, one customer, Western Publishing, accounted for 57% of the Company's net revenues. In 1994, two customers, Compaq and Western Publishing, accounted for approximately 20% and 14%, respectively, of the Company's net revenues. The decline in the percentage of sales attributable to Western Publishing reflects the Company's shift in product mix to PC audio products. In 1995, Compaq and Universe Electron Corporation, the Company's Japanese distributor, each accounted for approximately 17% of the Company's net revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. For example, Compaq has only been a significant customer of the Company since 1994. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected.

     Management of Growth. The Company has recently experienced significant growth that has placed, and could continue to place, significant strain on the Company's limited personnel, management systems and other resources. The Company has hired several new executive officers since the beginning of 1994, including its Vice President of Engineering, Vice President of Operations, Vice President of Sales, Chief Financial Officer and Chief Technical Officer. Furthermore, the Company anticipates expanding its facilities by building a new headquarters in 1996. To manage its operations and growth effectively, the Company will need to continue to improve its operational, financial and management information systems, implement additional systems and controls, and hire, train, motivate, manage and retain its employees. There can be no assurance that the Company will be able to manage such growth effectively, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     International Operations. During 1993, 1994 and 1995, international sales, accounted for approximately 87%, 72% and 73% of the Company's net revenues, respectively. Substantially all of the Company's international sales were to customers in Taiwan, Japan, Singapore and Hong Kong. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. In particular, Taiwan, which represents 40% of the Company's sales and is the location of its major foundries and one test facility, is currently experiencing military threats from mainland China. If the highly publicized tensions escalate, it is possible that purchases by Taiwanese customers will decline significantly and semiconductor manufacturing in Taiwan will be seriously impeded, cutting off the Company's main supply of guaranteed wafer production. This could also lead to capacity constraints at non-Taiwanese foundries. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

     Patents and Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. See "Item 1. Business -- Patents and Proprietary Rights."

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of members of its senior management, particularly Fred S.L. Chan, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, as well as other officers and key technical, marketing and sales personnel, many of whom would be difficult to replace. The future success of the Company depends on its ability to continue to attract, retain and motivate qualified technical and management personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. Recently, the Company has hired a number of executives and management personnel.

     Internal Revenue Service Audit. ESS is currently being audited by the Internal Revenue Service for the years 1992, 1992 and 1993. The audits are primarily focused on the methods used by the Company for allocating revenues and expenses between the Company and its wholly-owned Hong Kong subsidiary. The Company believes it has established an adequate reserve for taxes. However, no assurance can be given that the actual amounts of taxes payable upon resolution of the matters covered by the audits will not exceed the amount of this reserve. If this reserve is inadequate, the Company's financial condition could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 4 of Notes to Consolidated Financial Statements.

     Control by Existing Shareholders. As of February 29, 1996, Fred S.L. Chan, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, together with his spouse, Annie M. H. Chan, a director of the Company, and certain other shareholders related to Mr. and Mrs. Chan owned, in the aggregate, 52% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess voting control over the Company, giving them the ability among other things to elect at least a majority of the Company's Board of Directors (and the entire Board of Directors when cumulative voting is eliminated) and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company.

     Shares Eligible for Future Sale. As of February 29, 1996, the Company had approximately 36,217,836 shares of Common Stock outstanding. Of such shares, 8,110,000 shares are freely tradable and the remaining 28,107,836 shares are restricted shares ("Restricted Shares") under the Securities Act of 1933, as amended (the "Securities Act"). Beginning April 3, 1996 and October 6, 1996, approximately 17,515,509 and 6,782,677 Restricted Shares, respectively, will first become eligible for sale in the public market pursuant to Rules 144 and 701 promulgated under the Securities Act, the expiration of certain lock-up agreements with the Company or the underwriters of its initial public offering, or a combination of the foregoing, subject to certain volume and other resale restrictions. In addition, at various times after December 1996, approximately 3,809,650 additional Restricted Shares will become eligible for sale in the public market, subject to certain volume and resale restrictions pursuant to Rule 144.

     Possible Volatility of Stock Price. The price of the Company's Common Stock has in the past and may continue in the future to fluctuate widely. Future announcements concerning the Company, its competitors or its principal customers, including quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations or litigation may cause the market price of the Common Stock to continue to fluctuate substantially. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may materially adversely affect the market price of the Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1995 and 1994

     Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended December 31,
          1995, 1994 and 1993

     Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ESS Technology, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of ESS Technology, Inc. and its subsidiaries at December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
San Jose, California
January 19, 1996, except as to Note 10,
which is as of March 29, 1996

                              ESS TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                       1994             1995
                                                                      -------         --------
ASSETS
Current assets:
  Cash and cash equivalents.......................................    $10,860         $ 51,881
  Short-term investments..........................................         --           26,243
  Accounts receivable, net........................................      4,301           10,236
  Inventories.....................................................      4,029           19,169
  Deferred income taxes...........................................      1,276            2,337
  Prepaid expenses and other assets...............................        225            2,271
                                                                      -------          -------
          Total current assets....................................     20,691          112,137
Property and equipment, net.......................................      2,919           10,371
Other assets......................................................        404           40,195
                                                                      -------          -------
                                                                      $24,014         $162,703
                                                                      =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...........................    $ 2,671         $ 33,744
  Income taxes payable............................................      2,816            3,722
  Deferred income taxes...........................................      4,069            4,069
                                                                      -------          -------
          Total current liabilities...............................      9,556           41,535
                                                                      -------          -------
Long-term advances payable to vendors.............................         --           15,960
                                                                      -------          -------
          Total liabilities.......................................      9,556           57,495
                                                                      -------          -------
Commitments and contingencies
  (Notes 7, 8, 9 and 10)
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding..................................         --               --
  Common stock, no par value, 100,000 shares authorized;
     30,248 and 35,473 shares issued and outstanding at
     December 31, 1994 and 1995, respectively.....................      6,087           66,891
  Deferred compensation related to stock options..................       (120)             (60)
  Retained earnings...............................................      8,491           38,377
                                                                      -------          -------
          Total shareholders' equity..............................     14,458          105,208
                                                                      -------          -------
Total liabilities and shareholders' equity........................    $24,014         $162,703
                                                                      =======          =======

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1993        1994         1995
                                                               -------     -------     --------
Net revenues.................................................  $15,218     $33,435     $105,744
Cost of revenues.............................................    6,733      12,047       39,584
                                                               -------     -------     --------
  Gross profit...............................................    8,485      21,388       66,160
Operating expenses:
  Research and development...................................    2,915       3,711        8,665
  Selling, general and administrative........................    3,005       3,233        9,758
                                                               -------     -------     --------
Operating income.............................................    2,565      14,444       47,737
Interest expense.............................................     (485)       (164)          --
Interest income..............................................      505         305        1,348
Gain on short-term investments...............................      578         142        1,346
                                                               -------     -------     --------
Income before provision for income taxes.....................    3,163      14,727       50,431
Provision for income taxes...................................   (2,880)     (6,346)     (20,545)
                                                               -------     -------     --------
Net income...................................................  $   283     $ 8,381     $ 29,886
                                                               =======     =======     ========
Net income per share.........................................  $  0.01     $  0.22     $   0.79
                                                               =======     =======     ========
Weighted average common and common equivalent shares.........   35,849      37,413       37,775
                                                               =======     =======     ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                          COMMON STOCK
                                       -------------------       DEFERRED       RETAINED
                                       SHARES      AMOUNT      COMPENSATION     EARNINGS      TOTAL
                                       -------     -------     ------------     --------     --------
Balance at December 31, 1992.........   19,567     $   930        $ (240)       $   (173)    $    517
  Issuance of common stock upon
     exercise of options.............    2,328         254            --              --          254
  Issuance of common stock to
     officers and directors..........    6,481       2,880            --              --        2,880
  Issuance of common stock for
     cash............................      750       1,050            --              --        1,050
  Capital related to deemed
     compensation (Note 5)...........       --         845            --              --          845
  Amortization of deferred
     compensation....................       --          --            60              --           60
  Net income.........................       --          --            --             283          283
                                       --------    --------       ------        --------     --------
Balance at December 31, 1993.........   29,126       5,959          (180)            110        5,889
  Issuance of common stock upon
     exercise of options.............    1,122         128            --              --          128
  Amortization of deferred
     compensation....................       --          --            60              --           60
  Net income.........................       --          --            --           8,381        8,381
                                       --------    --------       ------        --------     --------
Balance at December 31, 1994.........   30,248       6,087          (120)          8,491       14,458
  Issuance of common stock, net of
     issuance costs of $1,081........    4,428      60,682            --              --       60,682
  Issuance of common stock upon
     exercise of options.............      797         122            --              --          122
  Amortization of deferred
     compensation....................       --          --            60              --           60
  Net income.........................       --          --            --          29,886       29,886
                                       --------    --------       ------        --------     --------
Balance at December 31, 1995.........   35,473     $66,891        $  (60)       $ 38,377     $105,208
                                       ========    ========       ======        ========     ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1993        1994         1995
                                                              --------     -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    283     $ 8,381     $ 29,886
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       663         656          934
     Gain on sale of short-term investments.................      (578)       (142)      (1,346)
     Deemed compensation expense and compensation related
       to stock options.....................................       905          60           60
     Change in assets and liabilities:
       Accounts receivable..................................       273      (2,889)      (5,935)
       Inventories..........................................      (667)     (2,970)     (15,140)
       Deferred income taxes................................       982        (654)      (1,061)
       Prepaid expenses and other assets ...................       (99)        (45)     (41,837)
       Accounts payable and accrued expenses................    (1,953)      1,558       31,073
       Long-term advances payable to vendors................        --          --       15,960
       Income taxes payable.................................      (898)      1,199          906
                                                                           --------
                                                                                 -
                                                              ---------                ----------
          Net cash provided by (used in) operating
            activities......................................    (1,089)      5,154       13,500
                                                                           --------
                                                                                 -
                                                              ---------                ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................      (609)     (1,067)      (8,386)
  Sale of marketable equity securities......................     2,546       1,261        1,346
  Purchase of short-term investments........................        --          --      (26,243)
                                                                           --------
                                                                                 -
                                                              ---------                ----------
          Net cash provided by (used in) investing
            activities......................................     1,937         194      (33,283)
                                                                           --------
                                                                                 -
                                                              ---------                ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt.............................     9,223          --           --
  Repayment of short-term debt..............................   (11,005)     (2,730)          --
  Repayment of long-term debt...............................    (3,220)         --           --
  Issuance of common stock..................................     1,304         128       60,804
                                                                           --------
                                                                                 -
                                                              ---------                ----------
          Net cash provided by (used in) financing
            activities......................................    (3,698)     (2,602)      60,804
                                                                           --------
                                                                                 -
                                                              ---------                ----------
Net increase (decrease) in cash and cash equivalents........    (2,850)      2,746       41,021
Cash and cash equivalents at beginning of period............    10,964       8,114       10,860
                                                                           --------
                                                                                 -
                                                              ---------                ----------
Cash and cash equivalents at end of period..................  $  8,114     $10,860     $ 51,881
                                                              =========    =========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest...............................................  $    254     $   307     $     --
                                                              =========    =========   ==========
     Income taxes...........................................  $  2,791     $ 5,887     $ 20,702
                                                              =========    =========   ==========

     During 1993, the Company issued common stock totaling $2,880 to certain officers of the Company in exchange for promissory notes receivable. Such notes were offset against notes payable by the Company to those officers.
   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     ESS Technology, Inc. (the "Company") was incorporated in California in February 1984. The Company and its wholly-owned subsidiaries design, develop and market sound-emitting semiconductors offering multimedia solutions for sale to desktop and notebook personal computer manufacturers.

     In October 1995, the Company completed its initial public offering of 8,050,000 shares of common stock including the shares from an over-allotment option. Of the total shares offered, 4,427,500 were sold by the Company and 3,622,500 shares were sold by shareholders. Net proceeds to the Company were $61,763,000 before deducting offering expenses of $1,081,000.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates and Assumptions

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents and investments with original maturity dates of greater than 90 days to be short-term investments. The Company accounts for its short-term investments under Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt or Equity Securities" (SFAS
115), which requires investment securities to be classified as either held to maturity, trading or available for sale.

     All of the Company's short-term investments, comprising primarily debt instruments with contractual maturities of less than two years have been classified as available for sale. Interest income is accrued as earned. At December 31, 1995, the fair value of the Company's investments approximated cost.

  Inventories

     Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives that range from 3 to 5 years for machinery and equipment and furniture and fixtures and 4 to 33 years for buildings and building improvements.

  Revenue Recognition

     Revenue from product sales is recognized at the time of shipment. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products held by the distributor. Reserves for estimated returns and price adjustments are provided at the time revenue is recognized. Such reserves are calculated based on historical rates of returns and allowances, distributor inventory levels and other factors.

                              ESS TECHNOLOGY, INC.

  Research and Development

     Research and development costs are expensed as incurred.

  Income Taxes

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. U.S. deferred income taxes are provided on unremitted earnings of the Company's foreign subsidiary to the extent that such earnings are not considered permanently invested.

  Net Income per share

     Net income per share is computed using the weighted average number of common and common equivalent shares ("weighted average shares") outstanding during the period. Common equivalent shares consist of the Company's common stock issuable upon exercise of stock options (using the treasury stock method), except when antidilutive. Common stock issued and stock options granted subsequent to July 31, 1994 through the date of the initial public offering (using the treasury stock method and the initial public offering price of $15.00 per share) have been included in the calculation of weighted average shares outstanding as if they were outstanding for all applicable periods.

  Reclassifications

     Certain information in the 1993 and 1994 financial statements has been reclassified to conform with the 1995 financial statement presentation.

  Stock Split

     On August 2, 1995, the Company effected a three-for-two stock split. Share and option data for all periods presented have been restated accordingly.

                              ESS TECHNOLOGY, INC.

2.  BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1994        1995
                                                                          --------     -------
Cash and cash equivalents:
  Cash and money market accounts........................................  $ 10,860     $15,693
  Municipal notes and bonds.............................................        --      36,088
  Certificates of deposit...............................................        --         100
                                                                           -------     -------
                                                                          $ 10,860     $51,881
                                                                           =======     =======
Short-term investments:
  Municipal notes and bonds.............................................  $     --     $26,243
                                                                           =======     =======
Accounts receivable:
  Accounts receivable...................................................  $  4,390     $10,339
  Less: allowance for doubtful accounts.................................       (89)       (103)
                                                                           -------     -------
                                                                          $  4,301     $10,236
                                                                           =======     =======
Inventories:
  Raw materials.........................................................  $    217     $ 2,773
  Work-in-process.......................................................     2,121       9,224
  Finished goods........................................................     1,691       7,172
                                                                           -------     -------
                                                                          $  4,029     $19,169
                                                                           =======     =======
Property and equipment:
  Land..................................................................  $    676     $ 4,128
  Buildings and building improvements...................................       926       2,144
  Machinery and equipment...............................................     2,898       6,451
  Furniture and fixtures................................................       135         298
                                                                           -------     -------
  Cost of property and equipment........................................     4,635      13,021
  Less: accumulated depreciation and amortization.......................    (1,716)     (2,650)
                                                                           -------     -------
                                                                          $  2,919     $10,371
                                                                           =======     =======
Other assets:
  Foundry prepayments...................................................  $     --     $37,184
  Prepaid license fees..................................................        --       2,773
  Other.................................................................       404         238
                                                                           -------     -------
                                                                          $    404     $40,195
                                                                           =======     =======
Accounts payable and accrued expenses:
  Accounts payable......................................................  $  1,861     $ 7,588
  Accrued compensation costs............................................       318       1,051
  Accrued legal fees....................................................        --         945
  Advances payable to vendors...........................................        --      22,904
  Other accrued liabilities.............................................       492       1,256
                                                                           -------     -------
                                                                          $  2,671     $33,744
                                                                           =======     =======

                              ESS TECHNOLOGY, INC.

3.  DEBT

     On November 16, 1995, the Company entered into an unsecured short-term line of credit agreement totaling $10 million with a foreign bank. Under the terms of the agreement, the Company may borrow at a fixed rate of LIBOR plus 1% or a variable rate at the foreign bank's reference rate minus 1%. The line of credit requires the Company to achieve certain financial ratios and operating results. There were no borrowings under the line of credit as of December 31, 1995.

4.  INCOME TAXES

     Income before provision for income taxes consisted of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1993       1994        1995
                                                             ------     -------     -------
                                                                     (IN THOUSANDS)
    Domestic...............................................  $ (295)    $13,385     $50,363
    Foreign................................................   3,458       1,342          68
                                                             ------     -------     -------
                                                             $3,163     $14,727     $50,431
                                                             ======     =======     =======

     Provision for income taxes consisted of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1993       1994       1995
                                                              ------     ------     -------
                                                                     (IN THOUSANDS)
    Current:
      Federal...............................................  $  833     $5,358     $18,382
      State.................................................     477      1,415       3,200
      Foreign...............................................     588        228          24
                                                              ------     ------     -------
                                                               1,898      7,001      21,606
                                                              ------     ------     -------
    Deferred:
      Federal...............................................     763       (663)     (1,056)
      State.................................................     219          8          (5)
                                                              ------     ------     -------
                                                                 982       (655)     (1,061)
                                                              ------     ------     -------
              Total.........................................  $2,880     $6,346     $20,545
                                                              ======     ======     =======

     A reconciliation between the provision for income taxes computed at the federal statutory rate of 34% for the year ended December 31, 1993 and 35% for the years ended December 31, 1994 and 1995 and the provision for income taxes is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1993       1994       1995
                                                              ------     ------     -------
                                                                     (IN THOUSANDS)
    Provision at statutory rate.............................  $1,076     $5,154     $17,651
    Lower rates on earnings of foreign subsidiary...........    (795)      (310)         --
    Unremitted earnings of foreign subsidiary...............   1,624        310          --
    State income taxes, net of federal tax benefit..........     246        904       3,048
    Nondeductible compensation expense......................     287         --          --
    Other...................................................     442        288        (154)
                                                              ------     ------     -------
    Provision for income taxes..............................  $2,880     $6,346     $20,545
                                                              ======     ======     =======

                              ESS TECHNOLOGY, INC.

     Deferred tax assets (liabilities) are comprised of the following:

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                       -------------------
                                                                        1994        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    State income taxes...............................................  $   398     $ 1,000
    Accounts receivable and inventory reserves.......................      309         374
    Accrued expenses.................................................       83         195
    Capital loss.....................................................      381          --
    Legal reserves and other.........................................      105         768
                                                                       -------     -------
              Total deferred tax assets..............................    1,276       2,337
    Unremitted earnings of foreign subsidiary........................   (4,069)     (4,069)
                                                                       -------     -------
    Net deferred tax liability.......................................  $(2,793)    $(1,732)
                                                                       =======     =======

     The Internal Revenue Service is currently examining the Company's federal income tax returns for 1991 to 1993. Management believes sufficient taxes have been provided and that the ultimate outcome of these examinations will not have a material adverse impact on the Company's financial position or results of operations.

     In 1992, the Company considered approximately half of the earnings of its Hong Kong subsidiary to be permanently invested, resulting in a lower effective tax rate for that year. Due to changes in circumstances, in 1993 the Company determined that the earnings of the Hong Kong subsidiary were no longer viewed as reinvested indefinitely. Because repatriated earnings are subject to federal income taxes, the benefit of lower Hong Kong tax rates recognized in 1992 was reversed in 1993. For years subsequent to 1992, the Company provided for federal income taxes on all earnings of its Hong Kong subsidiary because such earnings are not intended to be reinvested indefinitely.

5.  SHAREHOLDERS' EQUITY

  Common Stock

     During the fourth quarter of 1992, the Company entered into Stock Repurchase Agreements (the "Agreements") with a founder, members of his family, certain employees, and other shareholders of the Company (the "Sellers"). Under the Agreements, the Company repurchased 33,552,000 shares of the Company's outstanding common stock and vested options for 1,591,000 shares of common stock for cash of $11,910,000 and notes payable of $2,990,000 bearing interest of 6%. In connection with the purchase of vested stock options, the Company recorded compensation expense of $800,000 in 1992 because, in effect, cash was paid to settle a stock option grant. Of the notes payable, $1,454,000 was paid in 1993. The remaining note of $1,536,000 was purchased from the founder by the chief executive officer in 1993 at a discount of $845,000. The $845,000 discount was deemed to be compensation from the Company to the chief executive officer and was charged as compensation expense in 1993 with the corresponding credit to common stock.

  1986 Stock Option Plan

     In February 1986, the Company adopted the 1986 Stock Option Plan (the "1986 Plan"). Under the 1986 Plan, 3,600,000 shares of common stock have been reserved for issuance to employees, consultants and investors as approved by the Board of Directors. The 1986 Plan provides for incentive stock options and the Board may terminate the 1986 Plan at any time. Options under the Plan are granted, subject to certain conditions, at estimated fair value as determined by the Board of Directors. Options granted under the 1986 Plan generally vest 25% each year after the date of grant. Options are adjusted on a pro rata basis for certain changes in the capitalization of the Company, such as stock splits and stock dividends. In addition, the

                              ESS TECHNOLOGY, INC.

outstanding options issued under the 1986 Plan terminate within 90 days after termination of an option holder's employment with the Company. As of December 31, 1995, there were 490,000 shares available for grant and 657,000 shares vested and outstanding at a price per share ranging from $0.073 to $0.083.

  1992 Stock Option Plan

     In January 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan authorized 6,966,000 shares to be reserved for issuance. The terms of the 1992 Plan are generally similar to those of the 1986 Plan outlined above.

     Stock option activity under the 1992 Plan was as follows:

                                                                         OUTSTANDING OPTIONS
                                                        SHARES       ---------------------------
                                                      AVAILABLE      NUMBER OF         PRICE
                                                      FOR GRANT       SHARES         PER SHARE
                                                      ----------     ---------     -------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Balance at December 31, 1992....................     4,851          2,025      $0.083-$0.140
    Options granted.................................    (3,896)         3,896      $0.447-$1.400
    Options exercised...............................        --           (506)     $0.083-$0.447
    Options canceled................................     1,907         (1,907)     $0.083-$0.447
                                                           ---         ------      -------------
    Balance at December 31, 1993....................     2,862          3,508      $0.083-$1.400
    Options granted.................................    (2,051)         2,051             $1.400
    Options exercised...............................        --            (96)     $0.083-$0.447
    Options canceled................................     1,023         (1,023)     $0.083-$0.447
                                                           ---         ------      -------------
    Balance at December 31, 1994....................     1,834          4,440      $0.083-$1.400
    Options granted.................................    (1,981)         1,981      $1.400-$10.80
    Options exercised...............................        --            (83)     $0.625-$1.400
    Options canceled................................       295           (295)     $10.80-$1.400
                                                           ---         ------      -------------
    Balance at December 31, 1995....................       148          6,043      $0.083-$10.80
                                                           ===         ======      =============

     As of December 31, 1995, 2,224,000 options were vested under the 1992 Plan.

  Executive Plan

     In January 1990 and March 1991, the Company granted 5,400,000 and 1,080,000 options, respectively, outside of the 1986 Plan to officers of the Company under the Executive Plan. The options were granted at the then fair value of $0.083 per share, as determined by the Board of Directors. The options generally vested over periods of one to four years. A total of 1,350,000, 810,000 and 675,000 options were exercised during the years ended December 31, 1993, 1994 and 1995, respectively. As of December 31, 1995, no options were outstanding under the Executive Plan.

  Equity Incentive Plan

     In August 1995, the Company adopted the 1995 Equity Incentive Plan (the "Incentive Plan"), which provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, directors and others. The Company has reserved 3,000,000 shares of the Company's Common Stock for issuance under the Incentive Plan. At December 31, 1995, there were 2,966,000 shares available for grant and 34,000 options had been granted at a price per share of $34.00.

                              ESS TECHNOLOGY, INC.

  Employee Stock Purchase Plan

     In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 225,000 shares of the Company's Common Stock for issuance thereunder. The Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions. As of December 31, 1995, no shares have been issued under the Purchase Plan.

  Directors Plan

     In August 1995, the Company adopted the Directors Plan and reserved a total of 300,000 shares of the Company's Common Stock for issuance thereunder. The Directors Plan allows for granting of stock options to members of the Board of Directors who are not employees of the Company. As of December 31, 1995, no shares have been granted under the Directors Plan.

6.  INDUSTRY SEGMENT AND FOREIGN OPERATIONS

     The Company operates in one industry segment, comprised of desktop and notebook personal computer manufacturers and consumer product companies, and is engaged to design, manufacture and market speech software, semiconductor chip products and speech-related products. Sales and purchase transactions are generally denominated in U.S. dollars.

     The following is a summary of the Company's geographic operations:

                                               ESS (U.S.)
                                    ---------------------------------                        INTERCOMPANY
                                    DOMESTIC     FOREIGN      TOTAL       ESS (FAR EAST)     ELIMINATIONS     CONSOLIDATED
                                    --------     -------     --------     --------------     ------------     ------------
                                                                    (AMOUNTS IN THOUSANDS)
Year ended December 31, 1993:
  Net revenues....................  $ 1,922      $ 1,531     $  3,453        $ 13,296          $ (1,531)        $ 15,218
  Income from operations..........       --           --          132           2,433                --            2,565
  Identifiable assets.............       --           --          614          14,913              (419)          15,108
Year ended December 31, 1994:
  Net revenues....................  $ 9,311      $19,001     $ 28,312        $  5,300          $   (177)        $ 33,435
  Income from operations..........       --           --       13,446             998                --           14,444
  Identifiable assets.............       --           --       18,621           5,412               (19)          24,014
Year ended December 31, 1995:
  Net revenues....................  $29,024      $76,720     $105,744              --                --         $105,744
  Income from operations..........       --           --       47,737              --                --           47,737
  Identifiable assets.............       --           --      157,181        $  5,522                --          162,703

     Sales by ESS (Far East) and foreign sales by ESS (U.S.) are primarily to customers in the Pacific Rim, and to a lesser extent to customers in Europe.

7.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. Cash equivalents and short-term investments which primarily comprised of investments in money market funds and municipal debt instruments, are maintained with high quality institutions and the composition and maturities are regularly monitored by management.

                              ESS TECHNOLOGY, INC.

     The following table summarizes the percentage of net revenues accounted for by the Company's significant customers.

                                                                  YEAR ENDED DECEMBER
                                                                          31,
                                                                 ----------------------
                                                                 1993     1994     1995
                                                                 ----     ----     ----
        Compaq Computer......................................     --       20%      17%
        Western Publishing...................................     57%      14%      --
        Universe Electron....................................     --        8%      17%

     A majority of the Company's trade receivables are derived from sales to manufacturers of computer systems. The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers' financial condition and generally, requires letters of credit from international customers. The Company maintains an allowance for doubtful accounts on its receivables based upon the expected collectibility of all accounts receivable. To date, the Company has not incurred any significant losses due to uncollectible accounts receivable. At December 31, 1995 and 1994, approximately 35% and 69%, respectively, of trade accounts receivable represent amounts due from three customers.

8.  LITIGATION

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

     Management has investigated Yamaha's claims and discussed them with its patent counsel, who was consulted early during the design and development of the allegedly infringing ESFM products. On May 1, 1995, the U.S. District Court in Los Angeles denied the plaintiff's request for a preliminary injunction. Yamaha has appealed the District Court's denial of the request for preliminary injunction to the U.S. Court of Appeals for the Federal Circuit. The hearing at the Federal Circuit took place on January 8, 1996.

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

     The Company is rigorously contesting all of Yamaha's claims. In connection with the Yamaha litigation, the Company has incurred and will continue to incur substantial legal and other expenses. While the outcome of such lawsuits cannot be accurately predicted, based on the facts currently known, management does not believe that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

9.  WAFER CAPACITY COMMITMENTS

     In November of 1995, the Company entered into agreements with two wafer foundries, TSMC and UMC, in which the Company secured access to additional manufacturing capacity and to certain technology.

     Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million over the next two years as deposits for wafers through 1999. The cash requirements associated with this agreement are two $16 million payments due on June 30,

                              ESS TECHNOLOGY, INC.

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

     Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company will invest approximately $30 million in three installments over the projected eighteen-month period required to build the facility. The Company accrued for the first installment payment of $6.9 million in 1995. Under the terms of the agreement, the Company will receive a 5% equity ownership in the joint venture company and certain capacity rights. The new fabrication facility is currently projected to commence production in 1997.

10.  SUBSEQUENT EVENTS:

     In January 1996, the Company completed its acquisition of VideoCore Technology, Inc. ("VideoCore") pursuant to which the Company acquired all of the outstanding capital stock of VideoCore in exchange for approximately 525,000 shares of the Company's common stock and $5.4 million in cash. VideoCore, now a wholly owned subsidiary of the Company, is developing integrated circuits which once completed, will incorporate advanced compression technology for digital video products. In March 1996, the Company completed its acquisition of OSEE Technology, Inc. ("OSEE") pursuant to which the Company acquired all of the outstanding capital stock of OSEE in exchange for approximately 217,000 shares of the Company's common stock and $3.6 million in cash. OSEE, now a wholly owned subsidiary of the Company, is a developer of advanced fax/modem V.34 and V.34bis algorithm technology which will enable the Company to provide modem and computer telephony applications on the Company's multimedia processor. Both acquisitions will be accounted for as a purchase, and a substantial majority of the purchase prices is attributable to research and development in process, which will be expensed in the first quarter of 1996.

     On March 29, 1996, the U.S. Court of Appeals for the Federal Circuit confirmed the denial of Yamaha's request for a preliminary injunction, as discussed in Note 8.

                SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table presents unaudited quarterly financial information for each of the Company's last eight quarters. This information has been derived from the Company's unaudited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the quarterly results.

                                              1994                                         1995
                            ----------------------------------------     ----------------------------------------
                                                   SEPT.                                        SEPT.
                            MAR. 31    JUNE 30      30       DEC. 31     MAR. 31    JUNE 30      30       DEC. 31
                            -------    -------    -------    -------     -------    -------    -------    -------
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues..............  $ 3,685    $ 6,709    $10,433    $12,608     $16,141    $21,363    $31,389    $36,851
Cost of revenues..........    1,662      2,419      3,790      4,176       5,168      8,115     11,431     14,871
                            -------    -------    -------    -------     -------    -------    -------    -------
  Gross profit............    2,023      4,290      6,643      8,432      10,973     13,248     19,958     21,980
Operating expenses:
  Research and
    development...........      787        817        959      1,148       1,229      2,110      2,666      2,659
  Selling, general and
    administrative........      464        613        736      1,420       3,040      1,949      1,920      2,849
                            -------    -------    -------    -------     -------    -------    -------    -------
Operating income..........      772      2,860      4,948      5,864       6,704      9,189     15,372     16,472
Nonoperating income
  (expense), net..........      (31)        18        223         73         359        439        602      1,295
                            -------    -------    -------    -------     -------    -------    -------    -------
Income before income
  taxes...................      741      2,878      5,171      5,937       7,063      9,628     15,974     17,767
Provision for income
  taxes...................     (319)    (1,240)    (2,229)    (2,558)     (2,896)    (3,952)    (6,530)    (7,167)
                            -------    -------    -------    -------     -------    -------    -------    -------
Net income................  $   422    $ 1,638    $ 2,942    $ 3,379     $ 4,167    $ 5,676    $ 9,444    $10,600
                            ========   ========   ========   ========    ========   ========   ========   ========
Net income per share......  $  0.01    $  0.04    $  0.08    $  0.09     $  0.11    $  0.15    $  0.26    $  0.26
                            ========   ========   ========   ========    ========   ========   ========   ========
Weighted average common
  and common equivalent
  shares..................   37,478     37,295     37,339     37,541      36,775     37,323     36,940     41,544
                            ========   ========   ========   ========    ========   ========   ========   ========

     The following table sets forth the above quarterly financial information as a percentage of net revenues:

                                              1994                                         1995
                            ----------------------------------------     ----------------------------------------
                                                   SEPT.                                        SEPT.
                            MAR. 31    JUNE 30      30       DEC. 31     MAR. 31    JUNE 30      30       DEC. 31
                            -------    -------    -------    -------     -------    -------    -------    -------
Net revenues..............    100.0%     100.0%     100.0%     100.0%      100.0%     100.0%     100.0%     100.0%
Cost of revenues..........     45.1       36.1       36.3       33.1        32.0       38.0       36.4       40.4
                            -------    -------    -------    -------     -------    -------    -------    -------
  Gross margin............     54.9       63.9       63.7       66.9        68.0       62.0       63.6       59.6
Operating expenses:
  Research and
    development...........     21.4       12.2        9.2        9.1         7.6        9.9        8.5        7.2
  Selling, general and
    administrative........     12.6        9.1        7.1       11.3        18.9        9.1        6.1        7.7
                            -------    -------    -------    -------     -------    -------    -------    -------
Operating income..........     20.9       42.6       47.4       46.5        41.5       43.0       49.0       44.7
Nonoperating income
  (expense), net..........    (0.8)        0.3        2.1        0.6         2.2        2.0        1.9        3.5
                            -------    -------    -------    -------     -------    -------    -------    -------
Income before income
  taxes...................     20.1       42.9       49.5       47.1        43.7       45.0       50.9       48.2
Provision for income
  taxes...................     (8.7)     (18.5)     (21.4)     (20.3)      (17.9)     (18.0)     (20.8)     (19.4)
                            -------    -------    -------    -------     -------    -------    -------    -------
Net income................     11.4%      24.4%      28.1%      26.8%       25.8%      27.0%      30.1%      28.8%
                            ========   ========   ========   ========    ========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 1996 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Proposal No. 1 -- Election of Directors -- Directors/Nominees."

     The information concerning the Company's executive officers required by this Item is incorporated by reference herein to Part I, Item 4A, entitled "Executives Officers of the Registrant" on page 11 of this Report.

     The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section in the Company's proxy statement entitled "Compliance under Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections in the Company's Proxy Statement entitled "Executive Compensation," "Compensation of Directors and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

     1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of ESS Technology, Inc. are included in Item 8.

     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 1995 and 1994
     Consolidated Statements of Operations for the years ended December 31,
       1995, 1994 and 1993
     Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows for the years ended December 31,
       1995, 1994 and 1993
      Notes to Consolidated Financial Statements

     2. FINANCIAL STATEMENT SCHEDULES. Financial statement schedules have been omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or Notes thereto.

     3. EXHIBITS

EXHIBIT
NUMBER                                          EXHIBIT TITLE
- - ------       -----------------------------------------------------------------------------------
  2.01    -- Agreement and Plan of Reorganization dated December 12, 1995 among Registrant, ESS
             Acquisition Corporation and VideoCore Technology, Inc. ("VideoCore") (Incorporated
             herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K
             dated January 17, 1996 (the "Form 8-K")).
  2.02    -- Agreement of Merger dated as of January 3, 1996 among Registrant, ESS Acquisition
             Corporation and VideoCore. (Incorporated herein by reference to Exhibit 2.2 to the
             Form 8-K).
  3.01    -- Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit
             3.01 to the Registrant's Form S-1 registration statement (File No. 33-95388)
             declared effective by the Securities and Exchange Commission on October 5, 1995
             (the "Form S-1")).
  3.02    -- Registrant's Bylaws (Incorporated herein by reference to Exhibit 3.02 to the Form
             S-1).
  4.01    -- Form of Specimen Certificate for Registrant's Common Stock (Incorporated herein by reference to Exhibit 4.01 to the Form S-1).
 10.01    -- Registrant's 1986 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.01 to the Form S-1).*
 10.02    -- Registrant's 1992 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.02 to the Form S-1).*
 10.03    -- Registrant's 1995 Equity Incentive Plan and related documents (Incorporated herein by reference to Exhibit 10.03 to the Form S-1).*
 10.04    -- Registrant's 1995 Directors Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
 10.05    -- Registrant's 1995 Employee Stock Purchase Plan and related documents (Incorporated herein by reference to Exhibit 10.05 to the Form S-1).*
 10.06    -- Registrant's Amended 401(k) Plan (Incorporated herein by reference to Exhibit 10.06 to the Form S-1).*
 10.07    -- Registrant's Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form
             S-1).
 10.08    -- Stock Transfer Agreement dated May 22, 1995 among WK Technology Fund, WK Technology
             Fund II, WK Technology Fund III, Fred S.L. Chan, Annie M.H. Chan and Fred S.L. and
             Annie M.H. Chan Charitable Trust, dated November 20, 1992 (Incorporated herein by reference to Exhibit 10.08 to the Form S-1).

EXHIBIT
NUMBER                                          EXHIBIT TITLE
- - ------       -----------------------------------------------------------------------------------
 10.09    -- Stock Transfer Agreement dated May 22, 1995 among Technology Associates
             Corporation, Tekkang Management Consulting Inc., Kummell Investments Limited, Fred
             S.L. Chan, Annie M.H. Chan and Fred S.L. and Annie M.H. Chan Charitable Trust,
             dated November 20, 1992 (Incorporated herein by reference to Exhibit 10.09 to the
             Form S-1).
 10.10    -- Stock Transfer Agreement dated May 22, 1995 among Universe Electron Corporation,
             Fred S.L. Chan, Annie M.H. Chan and Fred S.L. and Annie M.H. Chan Charitable Trust,
             dated November 20, 1992 (Incorporated herein by reference to Exhibit 10.10 to the
             Form S-1).
 10.11    -- Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the
             Form S-1).
 10.12    -- Sublease dated October 15, 1992 between Raychem Corporation (as successor in interest to Remtek Corporation) and Registrant, as amended November 1, 1993, and
             September 1, 1994; Master Lease dated April 11, 1986 between Renco Equities III and
             Remtek Corporation, as amended January 29, 1994; and Option to Renew Lease dated
             January 25, 1989 between Renco Equities III and Remtek Corporation (Incorporated
             herein by reference to Exhibit 10.12 to the Form S-1).
 10.13    -- Standard Industrial/Commercial Multi-Tenant Lease -- Modified Net dated April 3,
             1995 between Gagos Living Trust and Registrant, as amended May 1, 1995; and
             Addendum thereto dated as of April 8, 1995 (Incorporated herein by reference to
             Exhibit 10.13 to the Form S-1).
 10.14    -- Real Property Purchase Agreement and Deposit Receipt dated July 5, 1995 between
             King & Lyons and Registrant (Incorporated herein by reference to Exhibit 10.14 to the Form S-1).
 10.15    -- License Agreement dated November 12, 1987 among Forrest S. Mozer, Registrant and
             Sharp Kabushiki Kaisha (Incorporated herein by reference to Exhibit 10.15 to the
             Form S-1).**
 10.16    -- License Agreement dated September 20, 1991 between Registrant and Zilog, Inc.
             (Incorporated herein by reference to Exhibit 10.16 to the Form S-1).**
 10.17    -- Software License Agreement dated July 18, 1995 among Registrant, Sensory Circuits,
             Inc. and Forrest Mozer (Incorporated herein by reference to Exhibit 10.17 to the
             Form S-1).**
 10.18    -- Foundry Agreement dated March 29, 1993 between Registrant and Integrated Circuit
             Works Incorporated (Incorporated herein by reference to Exhibit 10.18 to the Form
             S-1).**
 10.19    -- Purchase Agreement dated June 17, 1994 between Compaq Computer Corporation and
             Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**
 10.20    -- International Distributorship Agreement dated July 1, 1994 between Registrant and
             Universe Electron Corporation (Incorporated herein by reference to Exhibit 10.20 to the Form S-1).
 10.21    -- Option I Agreement between Registrant and Taiwan Semiconductor Manufacturing Co.,
             Ltd. ("TSMC") dated November 30, 1995, as amended December 28, 1995.***
 10.22    -- Option II Agreement between Registrant and TSMC dated November 30, 1995.***
 10.23    -- Foundry Venture Agreement between Registrant and United Microelectronics
             Corporation ("UMC") dated November 28, 1995, as amended January 31, 1996.***
 10.24    -- FabVen Foundry Capacity Agreement among FabVen, UMC and Registrant dated November
             28, 1995.***
 10.25    -- Form of Employment and Non-Competition Agreement among the Registrant, VideoCore and Jan Fandrianto dated December 12, 1995. (Incorporated herein by reference to
             Exhibit 2.1 to the Form 8-K).*
 10.26    -- Form of Employment and Non-Competition Agreement among the Registrant, VideoCore and Chi-Shin Wang dated December 12, 1995. (Incorporated herein by reference to
             Exhibit 2.1 to the Form 8-K).*
 11.01    -- Statement regarding computation of per share earnings.
 21.01    -- List of Registrant's subsidiaries.
 23.01    -- Consent of Independent Accountants.

- - ---------------
  * Represents a management contract or compensatory plan of arrangement.

 ** Confidential treatment has been granted with respect to certain portions of this agreement.

*** Confidential treatment has been requested with respect to certain portions of this agreement.

     (b) Reports on Form 8-K: The Company did not file a report on Form 8-K during the quarter ended December 31, 1995.

     With the exception of the information incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESS TECHNOLOGY, INC.

Dated: May 17, 1996                       By:      /s/  RALPH J. HARMS

                                            ------------------------------------
                                                       Ralph J. Harms
                                              Vice President, Chief Financial
                                                           Officer
                                                       and Secretary