Form 10-K/A
period 1995-12-31
ESS TECHNOLOGY INC
filed 1996-07-15
CIK 907410

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-2

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

     As of February 29, 1996, Registrant had outstanding 36,217,836 shares of Common Stock.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     3. EXHIBITS

EXHIBIT
NUMBER                                          EXHIBIT TITLE
- ------       -----------------------------------------------------------------------------------
  2.01    -- Agreement and Plan of Reorganization dated December 12, 1995 among Registrant, ESS
             Acquisition Corporation and VideoCore Technology, Inc. ("VideoCore") (Incorporated
             herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K
             dated January 17, 1996 (the "Form 8-K")).
  2.02    -- Agreement of Merger dated as of January 3, 1996 among Registrant, ESS Acquisition
             Corporation and VideoCore. (Incorporated herein by reference to Exhibit 2.2 to the
             Form 8-K).
  3.01    -- Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit
             3.01 to the Registrant's Form S-1 registration statement (File No. 33-95388)
             declared effective by the Securities and Exchange Commission on October 5, 1995
             (the "Form S-1")).
  3.02    -- Registrant's Bylaws (Incorporated herein by reference to Exhibit 3.02 to the Form
             S-1).
  4.01    -- Form of Specimen Certificate for Registrant's Common Stock (Incorporated herein by reference to Exhibit 4.01 to the Form S-1).
 10.01    -- Registrant's 1986 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.01 to the Form S-1).*
 10.02    -- Registrant's 1992 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.02 to the Form S-1).*
 10.03    -- Registrant's 1995 Equity Incentive Plan and related documents (Incorporated herein by reference to Exhibit 10.03 to the Form S-1).*
 10.04    -- Registrant's 1995 Directors Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
 10.05    -- Registrant's 1995 Employee Stock Purchase Plan and related documents (Incorporated herein by reference to Exhibit 10.05 to the Form S-1).*
 10.06    -- Registrant's Amended 401(k) Plan (Incorporated herein by reference to Exhibit 10.06 to the Form S-1).*

EXHIBIT
NUMBER                                          EXHIBIT TITLE
- ------       -----------------------------------------------------------------------------------
 10.07    -- Registrant's Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form
             S-1).
 10.08    -- Stock Transfer Agreement dated May 22, 1995 among WK Technology Fund, WK Technology
             Fund II, WK Technology Fund III, Fred S.L. Chan, Annie M.H. Chan and Fred S.L. and
             Annie M.H. Chan Charitable Trust, dated November 20, 1992 (Incorporated herein by reference to Exhibit 10.08 to the Form S-1).
 10.09    -- Stock Transfer Agreement dated May 22, 1995 among Technology Associates
             Corporation, Tekkang Management Consulting Inc., Kummell Investments Limited, Fred
             S.L. Chan, Annie M.H. Chan and Fred S.L. and Annie M.H. Chan Charitable Trust,
             dated November 20, 1992 (Incorporated herein by reference to Exhibit 10.09 to the
             Form S-1).
 10.10    -- Stock Transfer Agreement dated May 22, 1995 among Universe Electron Corporation,
             Fred S.L. Chan, Annie M.H. Chan and Fred S.L. and Annie M.H. Chan Charitable Trust,
             dated November 20, 1992 (Incorporated herein by reference to Exhibit 10.10 to the
             Form S-1).
 10.11    -- Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the
             Form S-1).
 10.12    -- Sublease dated October 15, 1992 between Raychem Corporation (as successor in interest to Remtek Corporation) and Registrant, as amended November 1, 1993, and
             September 1, 1994; Master Lease dated April 11, 1986 between Renco Equities III and
             Remtek Corporation, as amended January 29, 1994; and Option to Renew Lease dated
             January 25, 1989 between Renco Equities III and Remtek Corporation (Incorporated
             herein by reference to Exhibit 10.12 to the Form S-1).
 10.13    -- Standard Industrial/Commercial Multi-Tenant Lease -- Modified Net dated April 3,
             1995 between Gagos Living Trust and Registrant, as amended May 1, 1995; and
             Addendum thereto dated as of April 8, 1995 (Incorporated herein by reference to
             Exhibit 10.13 to the Form S-1).
 10.14    -- Real Property Purchase Agreement and Deposit Receipt dated July 5, 1995 between
             King & Lyons and Registrant (Incorporated herein by reference to Exhibit 10.14 to the Form S-1).
 10.15    -- License Agreement dated November 12, 1987 among Forrest S. Mozer, Registrant and
             Sharp Kabushiki Kaisha (Incorporated herein by reference to Exhibit 10.15 to the
             Form S-1).**
 10.16    -- License Agreement dated September 20, 1991 between Registrant and Zilog, Inc.
             (Incorporated herein by reference to Exhibit 10.16 to the Form S-1).**
 10.17    -- Software License Agreement dated July 18, 1995 among Registrant, Sensory Circuits,
             Inc. and Forrest Mozer (Incorporated herein by reference to Exhibit 10.17 to the
             Form S-1).**
 10.18    -- Foundry Agreement dated March 29, 1993 between Registrant and Integrated Circuit
             Works Incorporated (Incorporated herein by reference to Exhibit 10.18 to the Form
             S-1).**
 10.19    -- Purchase Agreement dated June 17, 1994 between Compaq Computer Corporation and
             Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**
 10.20    -- International Distributorship Agreement dated July 1, 1994 between Registrant and
             Universe Electron Corporation (Incorporated herein by reference to Exhibit 10.20 to the Form S-1).
 10.21    -- Option I Agreement between Registrant and Taiwan Semiconductor Manufacturing Co.,
             Ltd. ("TSMC") dated November 30, 1995, as amended December 28, 1995.***
 10.22    -- Option II Agreement between Registrant and TSMC dated November 30, 1995.***
 10.23    -- Foundry Venture Agreement between Registrant and United Microelectronics
             Corporation ("UMC") dated November 28, 1995, as amended January 31, 1996.***
 10.24    -- FabVen Foundry Capacity Agreement among FabVen, UMC and Registrant dated November
             28, 1995.***

EXHIBIT
NUMBER                                          EXHIBIT TITLE
- ------       -----------------------------------------------------------------------------------
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


 ** Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been redacted and marked with a double asterisk. The non-redacted version of this agreement has been filed with the Securities and Exchange Commission pursuant to an application for confidential treatment.



*** Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with a double asterisk. The non-redacted version of this agreement has been filed with the Securities and Exchange Commission pursuant to an application for confidential treatment.


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

                                          ESS TECHNOLOGY, INC.


Dated: July 15, 1996                      By:      /s/  RALPH J. HARMS


                                            ------------------------------------
                                                       Ralph J. Harms
                                              Vice President, Chief Financial
                                                           Officer
                                                       and Secretary