Form 10-Q/A
period 1996-03-31
ESS TECHNOLOGY INC
filed 1996-07-22
CIK 907410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                  FORM 10-Q/A-1

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


         Selling, General and Administrative. Selling, general and administrative expenses were $2.9 million in the first quarter of 1996, a decrease of $0.1 million from the first quarter of 1995. In the first quarter of 1995, the Company recorded legal expenses of $1.8 million for the ongoing litigation with Yamaha Corporation. Excluding this legal expense, selling, general and administrative expenses increased by $1.7 million from the first quarter of 1995. The increase in absolute dollars was primarily due to the increase in commissions on higher sales volumes, and increased personnel and related expenses resulting from the Company's recent status as a public company, and to a lesser extent, promotional expenses and costs associated with the expansion of the Company's sales activities.

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

LIQUIDITY AND CAPITAL RESOURCES



         Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At March 31, 1996, ESS had cash and cash equivalents and short-term investments of $73.4 million and working capital of $68.3 million. As of March 31, 1996, the Company had a $10.0 million bank line of credit expiring on March 31, 1997. The line of credit requires the Company to achieve certain financial ratios and operating results. There were no borrowing under the line of credit as of March 31, 1996



         In the first three months of 1996, the Company's operating activities provided net cash of approximately $6.0 million primarily from net income of approximately $10.4 million during the first three months of 1996 after excluding a one-time pre-tax charge of $30.4 million related to the acquired research and development in-process from the acquisitions of VideoCore and OSEE. Excluding the $4.6 million of intangible asset created by the acquisition of VideoCore and OSEE, during the first three months of 1996, approximately $4.7 million was used to finance working capital, primarily due to increases in accounts receivable and inventories, reflecting growth in sales of the Company's PC audio products, coupled with an decrease in accounts payable and accrued liabilities. In the first three months of 1996, the purchase of short-term investments and property and equipment used approximately
$12.3 million. Additionally, the Company used $9.3 million on the acquisitions of Video Core and OSEE.


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

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       ESS TECHNOLOGY, INC.
                                       (Registrant)




Date:   July 19, 1996                   By: /s/  RALPH J. HARMS
                                          --------------------
                                           Ralph J. Harms
                                           Vice President, Chief
                                           Financial Officer and Secretary