Form 10-Q
period 1996-06-30
ESS TECHNOLOGY INC
filed 1996-08-14
CIK 907410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1996.

                                       OR

[ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from:_____to:____.

                         Commission file number 0-26660

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

     As of July 31, 1996, the registrant had 38,080,028 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION                                                            Page
                                                                                           ----
    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets - June 30, 1996                          3
                and December  31, 1995, unaudited

             Condensed Consolidated Statements of Operations - three months                 4
                and six months ended June 30, 1996 and 1995, unaudited

             Condensed Consolidated Statements of Cash Flows - six                          5
                months ended June 30, 1996 and 1995, unaudited

             Notes to  Condensed Consolidated Financial Statements                          6

    Item 2.  Management's Discussion and Analysis of Financial Condition and                9
             Results of Operations

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                                             15

    Item 4.  Submission of Matters to a Vote of Security Holders                           15

    Item 6.  Exhibits and Reports on Form 8-K                                              16

SIGNATURES                                                                                 17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                                 June 30,        Dec. 31,
                                                                   1996           1995
                                                                   ----           ----
                            ASSETS
Current assets:
  Cash and cash equivalents                                     $  18,833       $  51,881
  Short-term investments                                           33,134          26,243
  Accounts receivable, net                                         19,992          10,236
  Inventories                                                      23,548          19,169
  Deferred income taxes                                             2,337           2,337
  Prepaid expenses and other assets                                 3,512           2,271
                                                                ---------       ---------

     Total current assets                                         101,356         112,137

Property and equipment, net                                        16,235          10,371
Other assets                                                       44,406          40,195
                                                                ---------       ---------

                                                                $ 161,997       $ 162,703
                                                                =========       =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $  32,822       $  33,744
  Income taxes payable                                              2,229           3,722
  Deferred income taxes                                             5,909           4,069
                                                                ---------       ---------
     Total current liabilities                                     40,960          41,535
                                                                ---------       ---------

Long-term advances payable to vendors                                  --          15,960
                                                                ---------       ---------

     Total liabilities                                             40,960          57,495
                                                                ---------       ---------

Commitments and contingencies (See Notes 4 and 5)

Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding                                       --              --
  Common stock, no par value, 100,000 shares authorized;
     39,165 and 36,794 shares issued and outstanding               92,298          66,891
  Cumulative marketable securities valuation adjustment            (1,520)             --
  Deferred compensation related to stock options                      (30)            (60)
  Retained earnings                                                30,289          38,377
                                                                ---------       ---------

     Total shareholders' equity                                   121,037         105,208
                                                                ---------       ---------

Total liabilities and shareholders' equity                      $ 161,997       $ 162,703
                                                                =========       =========


            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                               Three Months Ended            Six Months Ended
                                              ----------------------      -----------------------
                                              June 30,      June 30,      June 30,       June 30,
                                                1996          1995          1996           1995
                                              --------      --------      --------       --------
Net revenues                                  $ 48,450      $ 21,363      $ 89,638       $ 37,504
Cost of revenues                                21,889         8,115        39,526         13,283
                                              --------      --------      --------       --------

  Gross profit                                  26,561        13,248        50,112         24,221

Operating expenses:
     Research and development                    4,551         2,110         8,182          3,339
     Research and development in-process            --            --        30,355             --
     Selling, general and administrative         3,253         1.949         6,188          4,989
                                              --------      --------      --------       --------

Operating income                                18,757         9,189         5,387         15,893

Nonoperating income, net                            640           439         1,339            798
                                              --------      --------      --------       --------

Income before provision for income taxes        19,397         9,628         6,726         16,691
Provision for income taxes                       7,565         3,952        14,815          6,848
                                              --------      --------      --------       --------

Net income                                    $ 11,832      $  5,676      $ (8,089)      $  9,843
                                              ========      ========      ========       ========

Net income per share                             $0.28         $0.15        $(0.22)         $0.27
                                              ========      ========      ========       ========

Weighted average common and common
  equivalent shares                             42,414        37,323        37,463         37,049
                                              ========      ========      ========       ========


            See notes to condensed consolidated financial statements

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                   Six Months Ended
                                                                                   ----------------
                                                                                June 30,       June 30,
                                                                                 1996            1995
                                                                                --------       --------
Cash flows from operating activities:
  Net income                                                                    $ (8,089)      $  9,843
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                  1,201            311
    Charges for research and development in-process                               30,355             --
    Loss (gain) on sales of marketable equity securities, net                         --           (487)
    Deemed compensation expense and compensation related to stock options            30              30
    Other non cash activity                                                           --            (85)
    Change in assets and liabilities (net of effects of VideoCore and
            OSEE acquisitions):
      Accounts receivable                                                         (9,756)        (4,491)
      Inventories                                                                 (4,367)        (3,533)
      Deferred income taxes                                                           --           (902)
      Prepaid expenses and other assets                                           (1,140)          (200)
      Accounts payable and accrued expenses                                       (4,889)         5,766
      Income taxes payable                                                        (1,493)        (1,873)
                                                                                --------       --------

         Net cash provided by operating activities                                 1,852          4,379
                                                                                --------       --------


Cash flows from investing activities:
  Acquisition of property and equipment                                           (6,672)        (1,188)
  Sale of marketable equity securities and short-term investments                  1,965            571
  Purchase  of marketable equity securities and short-term investments           (10,376)            --
  Cash paid for VideoCore and OSEE acquisitions                                   (9,288)            --
                                                                                --------       --------

         Net cash provided by (used in) investing activities                     (24,371)          (617)
                                                                                --------       --------

Cash flows from financing activities:
  Repayment of long-term debt                                                    (12,600)            --
  Issuance of common stock                                                         2,071             73
                                                                                --------       --------

         Net cash provided by (used in) financing activities                     (10,529)            73
                                                                                --------       --------

Net increase (decrease) in cash and cash equivalents                             (33,048)         3,835
Cash and cash equivalents at beginning of period                                  51,881         10,860
                                                                                --------       --------
Cash and cash equivalents at end of period                                      $ 18,833       $ 14,695
                                                                                ========       ========

Supplemental disclosures of cash flow information:
    Common stock issued for VideoCore and OSEE acquisitions                     $ 23,352            $--
                                                                                ========       ========
    Income taxes                                                                $ 13,001       $  9,624
                                                                                ========       ========

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

Cash and Cash equivalents and Short-Term Investments.

       The Company considers all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents and investments with original maturity dates of greater than 90 days to be short-term investments. The Company accounts for its short-term investments under Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt or Equity Securities" (SFAS
115), which requires investment securities to be classified as either held to maturity, trading or available for sale.

     All of the Company's short-term investments, comprising primarily debt instruments with contractual maturities of less than two years and marketable equity securities have been classified as available for sale and therefore are reported at fair value with unrealized gains and losses presented as a separate component of shareholders' equity. Management determines the appropriate classification of securities at the time of purchase and reevaluates the classification at each reporting date.

NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)



                                               June 30, 1996     Dec.  31, 1995
                                               -------------     ----  --------
Inventories:
     Raw materials                               $ 1,461             $ 2,773
     Work-in-process                              14,376               9,224
     Finished goods                                7,711               7,172
                                                 -------             -------
                                                 $23,548             $19,169
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

NOTE 4. YAMAHA LITIGATION

     In March 1995, the Company was served with a patent infringement claim in which Yamaha Corporation ("Yamaha") claimed that the Company's ESFM products infringe upon patents held by Yamaha. The complaint sought an injunction against future infringement, damages for past infringement, fees and costs.

     On May 17, 1996, the Company and Yamaha settled all patent infringement litigation between the two companies. The settlement agreement did not have a material adverse affect on the financial position of the Company as of June 30, 1996 or on the results of operations for any period through June 30, 1996. Also, the settlement agreement does not have a material adverse affect on the Company's ability to sell its products or conduct its operations. See "Part II. Other Items - Item 1. Legal Proceedings."

NOTE 5. WAFER CAPACITY COMMITMENTS

     In November 1995, the Company entered into agreements with two wafer foundries, Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") and United Microelectronics Corporation ("UMC"), in which the Company secured access to additional manufacturing capacity and to certain technology.

     Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million over the next two years as deposits for wafers through 1999. The cash requirements associated with this agreement are two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments. The Company made the first $16 million installment by making payments of $12.6 million and $3.4 million on June 28th and July 1, respectively. The Company also obtained an option to expand the TSMC wafer capacity commitments further for years 1997 through 2000. If the Company exercises its option to commit TSMC to additional wafer capacity, the Company would be committed to an additional $30.8 million in deposits to be paid in two $15.4 million payments due on June 30, 1997 and 1998. If the Company is not able to use, assign, or sell the additional wafer quantities, a portion of the deposits may be forfeited.

     Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company will invest approximately $30 million in three installments over the projected eighteen-month period required to build the facility. The Company made the first installment payment of $6.9 million in the first quarter of 1996. Under the terms of the agreement, the Company will receive a 5% equity ownership in the joint venture company and certain capacity rights. The new fabrication facility is currently projected to commence production in 1997.

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

These acquisitions have been recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisitions have been included from the applicable dates of acquisition. The acquired research and development in-process aggregating $30.4 million was charged to expense in the first quarter of 1996. Additionally, the pro forma effect of these acquisitions was not significant on the Company's reported operating results for the first quarter and first six months of 1996 or 1995.

NOTE 7. SUBSEQUENT EVENTS - STOCK REPURCHASE PROGRAM


     On July 15, 1996, the Company's board of directors authorized repurchase of the Company's shares up to 2.0 million over the next 12 months at market prices and as market and business conditions warrant. Such repurchases will be made at management's discretion. At July 31, 1996, the Company had repurchased
1,123,500 shares at market prices ranging from $ 9.41 to $11.63 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information should be read along with the unaudited condensed consolidated financial statements and notes thereto included in Item I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended December 31, 1995 and 1994, contained in the Company's Annual Report filed on Form 10-K.

RESULTS OF OPERATIONS

     The following table discloses key elements of the statements of operation, expressed as a percentage of revenues.

                                                            Three Months Ended             Six Months Ended
                                                        --------------------------    --------------------------
                                                         June 30,        June 30,      June 30,        June 30,
                                                           1996            1995          1996            1995
                                                        ----------      ----------    ----------      ----------
     Net revenues                                         100.0%          100.0%         100.0 %        100.0%
     Cost of revenues                                      45.2            38.0           44.1           35.4
                                                          -----           -----          -----          -----
             Gross margin                                  54.8            62.0           55.9           64.6

     Operating expenses:
             Research and development                       9.4             9.9            9.1            8.9
             Research and development in-process             --              --           33.9             --
             Selling, general and administrative            6.7             9.1            6.9           13.3
                                                          -----           -----          -----          -----

     Operating income (loss)                               38.7            43.0            6.0           42.4
     Nonoperating income (expense), net                     1.3             2.1            1.5            2.1
                                                          -----           -----          -----          -----
     Income before provision for income taxes              40.0            45.1            7.5           44.5
     Provision for income taxes                            15.6            18.5           16.5           18.3
                                                          -----           -----          -----          -----

     Net income (loss)                                     24.4%           26.6%          (9.0)%         26.2%
                                                          =====           =====         ======          =====


     Net Revenues. The Company's net revenues, which have primarily been derived from PC audio semiconductor product sales, increased from $21.4 million in the second quarter of 1995 to $48.5 million reported in the second quarter of 1996. Net revenues increased primarily due to increased unit shipments of the Company's PC audio semiconductor products. In addition, during the second quarter, the Company commenced volume shipments of its MPEG1 video products. The Company's overall average selling price for its products was higher in the second quarter of 1996 as compared to the same quarter of 1995, primarily due to increased sales of more highly integrated PC audio semiconductor products and lower sales of consumer speech/sound semiconductors. However, as is common in the semiconductor industry, average selling prices of individual products declined during the past year, and as competition increases the Company expects prices will decline further. International revenues accounted for approximately 91% and 68% of the Company's net revenues in the second quarter of 1996 and 1995, respectively, reflecting continued growth in the Company's international sales. International revenues include shipments to foreign locations of multinational U.S. based companies.

     The Company's net revenues increased from $37.5 million in the first six months of 1995 to $89.6 million reported in the first six months 1996. Net revenues increased primarily due to increased unit shipments of the Company's existing PC audio semiconductor products and new PC audio and video semiconductor products, partially offset by a decrease in unit shipments of consumer speech/sound semiconductors. International revenues accounted for approximately 91% and 68% of the Company's net revenues in the first six months of 1996 and 1995, respectively, reflecting continued growth in the Company's international sales.

     Gross Profit. The Company's gross profit increased from $13.2 million and $24.2 million in the second quarter and first six months of 1995, respectively, to $26.6 million and $50.1 million in the second quarter and first six months of 1996. The increase in gross profit in both the second quarter and first six months of 1996 as compared to the same periods in 1995 was primarily the result of the increase in unit shipments of the Company's PC audio semiconductor products.

     The Company's overall gross margin is subject to change due to various factors, including among others, competitive product pricing, yields, wafer costs, assembly costs and product mix. The Company has encountered increased competition from other suppliers who are offering competitive single chip products. In addition, the Company expects that overall average selling prices for its existing products will continue to decline over time and that selling prices for each product will decline significantly over the life of the product. As a result, the Company does not believe that its current gross margin is sustainable and believes that its gross margin will decline in the future.

     Research and Development. Research and development expenses was $4.6 million and $8.2 million in the second quarter and first six months of 1996, excluding a one-time pre-tax charge of $30.4 million related to acquired research and development in-process from the acquisition of VideoCore and OSEE in the first quarter of 1996, respectively, an increase of $2.4 million and $4.8 million from the second quarter of 1995, respectively. The increase in absolute dollars was primarily due to the increase in the Company's engineering staff, engineering test runs, masks and internal and external consulting expenses associated with research and development efforts to support the introduction of new multimedia products.

     Selling, General and Administrative. Selling, general and administrative expenses were $3.3 million and $6.2 million in the second quarter and first six months of 1996, respectively, an increase of $1.3 million and $1.2 million from the second quarter and first six months of 1995, respectively. In the first quarter of 1995, the Company recorded legal expenses of $1.8 million for the ongoing litigation with Yamaha Corporation. Excluding this legal expense, selling, general and administrative expense increased by $3.0 million from the first six months of 1995. The increase in absolute dollars was primarily due to the increase in commissions on higher sales volumes, and increased personnel and related expenses resulting from the Company's recent status as a public company.

     Interest Income. Interest income consists of income on cash available for investment. Interest income, was $632,000 and $1.3 million in the second quarter and first six months of 1996, respectively, compared to $171,000 and $311,000 in the second quarter and first six months of 1995, respectively. The increase in interest income, net for the second quarter of 1996 was primarily due to the increased cash available from the proceeds of the Company's initial public offering in October of 1995 partially offset by cash used by the Company in its acquisitions of VideoCore and OSEE and payments under the TSMC wafer capacity and UMC joint venture agreements.

     Provision for Income Taxes. The Company's effective tax rate was 39% and 40% for the second quarter and first six months of 1996, respectively, compared to 41% in the second quarter and first six months 1995. The effective tax rate for the first six months of 1996 was approximately equal to the combined federal and state statutory rates.



LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At June 30, 1996, ESS had cash and cash equivalents and short-term investments of $52.0 million and working capital of $60.4 million. As of June 30, 1996, the Company had two $10.0 million bank lines of credit expiring on March 31, 1997 and May 1, 1997. These lines of credit requires the Company to achieve certain financial ratios and operating results. There were no borrowing under these lines of credit as of June 30, 1996.

     In the first six months of 1996, the Company's operating activities provided approximately $1.9 million. Excluding the $4.6 million of intangible asset created by the acquisition of VideoCore and OSEE, during the first six months of 1996 approximately $21.6 million was used to finance working capital, primarily due to increases in accounts receivable and inventories reflecting a growth in sales and a higher percentage of revenue to customers having credit terms compared to customers on letter of credit, coupled with a decrease in accounts payable and accrued expenses. Additionally, during the first six months of 1996, the Company has used approximately $12.6 million and $6.9 million to pay the first installment under the TSMC wafer capacity and UMC joint venture agreement, respectively, $10.4 million to purchase short-term investments, $9.3 million to acquire VideoCore and OSEE and $6.7 million which was primarily to fund the construction of a new headquarters facility and purchase property, plant and equipment.

     On July 15, 1996, the Company's board of directors authorized repurchase of the Company's shares up to 2.0 million over the next 12 months at market prices and as market and business conditions warrant. Such repurchases will be made at management's discretion. At July 31, 1996, the Company had repurchased
1,123,500 shares at market prices ranging from $ 9.41 to $11.63 per share.

     The Company believes that its existing cash and cash equivalents as of June 30, 1996, together with the cash generated from operations and available borrowings under its line of credit, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $14 million of which approximately $5 million will be used to fund construction of a new headquarters facilities and approximately $9 million will be used to acquire capital equipment. In addition, the Company is obligated to pay approximately $19 million over the next 18 months to TSMC in exchange for certain wafer capacity commitments and will invest approximately $23 million in 2 installments over the next 12 months in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of or investments in other businesses, products or technologies. The Company also has bank lines of credit which may be utilized to provide additional working capital.


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

     Dependence on Single Product Line and PC Industry. In the first six months of 1996, sales of PC audio semiconductors accounted for substantially all of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a significant majority of its net revenues for the foreseeable future. Any reduction in demand for the Company's audio semiconductors, whether because of a reduction in demand for PCs in general or PC audio, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Importance of New Products and Technological Change. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by desktop and notebook computer manufacturers, the Company must anticipate market trends and performance and functionality requirements of such manufacturers and must successfully develop and manufacture products that meet these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to volume sales of new products, if any. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. The Company is currently engaged in the development of new PC audio products as well as new multimedia products that provide capabilities such as fax/modem/voice, and graphics and video applications. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by TSMC, which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with Sharp Corporation, IC Works, and UMC, which have been manufacturing certain of the Company's products since 1986, 1991 and 1995, respectively. TSMC, in particular, provides the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, with the exception of TSMC, manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC in which the Company has secured access to additional capacity and to leading edge technology. In addition, the Company is obligated to pay approximately $19 million over the next year to TSMC in exchange for certain wafer capacity commitments and will invest approximately $23 million in 2 installments over the next year in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments.

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

     International Operations. In the first six months of 1996, international sales, accounted for 91% of the Company's net revenues. Substantially all of the Company's international sales were to customers in Taiwan, Japan, Singapore and Hong Kong and includes shipments to foreign locations of multinational U.S. based companies. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In March 1995, Yamaha filed a lawsuit against the Company alleging that the Company's FM synthesis products infringe two of Yamaha's patents, U.S. Patent No. 4,249,447 and U.S. Patent No. 4,813,326 (the "Yamaha Patents"). Yamaha initiated suit with a motion for a temporary restraining order and a request for a preliminary injunction. In addition, in its complaint, Yamaha sought a permanent injunction against future infringement, damages for past infringement, attorneys' fees and costs. Yamaha's lawsuit alleged infringement by all of the Company's FM synthesis chips, currently consisting of the ES1488, ES1688, ES1788, ES1868 and ES1888. The lawsuit, entitled Yamaha Corporation vs. ESS Technology, Inc., was filed in the U.S. District Court for the Central District of California in Los Angeles, California.

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

     On May 17, 1996, the Company and Yamaha settled all patent infringement litigation between the two companies. The settlement agreement did not have a material adverse affect on the financial position of the Company as of June 30, 1996 or on the results of operations for any period through June 30, 1996. Also, the agreement does not have a material adverse affect on the Company's ability to sell its products or conduct its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of ESS Technology, Inc. was held on June 20, 1996 in San Jose California. Of the total 37,610,573 shares outstanding as of the record date, 32,940,036 were present or represented by proxies at the meeting. The table below presents the results of the election of the Company's board of directors:

                                     Votes                                Votes
                                      For                               Withheld
                                      ---                               --------
Fred S.L. Chan                     32,789,595                            150,441
Annie M.H. Chan                    32,788,755                            151,281
Michael A. Aymar                   32,790,455                            149,581
Peter T. Mok                       32,788,555                            151,481
Herbert J. Martin                  32,787,755                            152,281
Ilbok Lee                          32,789,455                            150,581

     The stockholders ratified the appointment of Price Waterhouse LLP as the Company's independent accountants for the year ending December 31, 1996. The proposal received 32,917,091 affirmative votes, 12,456 negative votes, 10,489 abstentions, and zero broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

              27.01 -- Financial Data schedule

      (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended June 30, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          ESS TECHNOLOGY, INC.
                                          (Registrant)




Date:   August 14, 1996                   By: /s/  FRED S.L. CHAN
                                              -------------------

                                              Fred S.L. Chan
                                              President, Chief Executive Officer
                                              and Chairman of the Board




Date:   August 14, 1996                   By: /s/  RALPH J. HARMS
                                              -------------------

                                              Ralph J. Harms
                                              Vice President, Chief
                                              Financial Officer and Secretary