Form 10-Q
period 1996-09-30
ESS TECHNOLOGY INC
filed 1996-11-14
CIK 907410

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

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

                            48401 FREMONT BOULEVARD
                           FREMONT, CALIFORNIA 94538
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (510) 492-1088
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

     As of September 30, 1996, the registrant had 37,569,103 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ESS TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements:

            Condensed Consolidated Balance Sheets -- September 30, 1996 and December
            31, 1995, unaudited.....................................................    3

            Condensed Consolidated Statements of Operations -- three months and nine
            months ended September 30, 1996 and 1995, unaudited.....................    4

            Condensed Consolidated Statements of Cash Flows -- nine months ended
            September 30, 1996 and 1995, unaudited..................................    5

            Notes to Condensed Consolidated Financial Statements....................    6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations...........................................................    9

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings.......................................................   16

    Item 5. Other Information.......................................................   16

    Item 6. Exhibits and Reports on Form 8-K........................................   16

 SIGNATURES ........................................................................   17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
                                              ASSETS
Current assets:
  Cash and cash equivalents........................................    $  3,451         $ 51,881
  Short-term investments...........................................      29,259           26,243
  Accounts receivable, net.........................................      24,393           10,236
  Inventories......................................................      31,440           19,169
  Deferred income taxes............................................       2,337            2,337
  Prepaid expenses and other assets................................       4,646            2,271
                                                                       --------         --------
     Total current assets..........................................      95,526          112,137

Property and equipment, net........................................      20,274           10,371
Other assets.......................................................      44,133           40,195
                                                                       --------         --------
                                                                       $159,933         $162,703
                                                                       ========         ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............................    $ 36,158         $ 33,744
  Income taxes payable.............................................       1,925            3,722
  Deferred income taxes............................................       5,909            4,069
                                                                       --------         --------
     Total current liabilities.....................................      43,990           41,535
                                                                       --------         --------
Long-term advances payable to vendors..............................          --           15,960
                                                                       --------         --------
     Total liabilities.............................................      43,990           57,495
                                                                       --------         --------
Commitments and contingencies (See Note 4)

Shareholders' equity:
Preferred stock, no par value, 10,000 shares authorized; none
  issued and outstanding...........................................          --               --
Common stock, no par value, 100,000 shares authorized; 37,569 and
  36,794 shares issued and outstanding.............................      72,807           66,891
Deferred compensation related to stock options.....................         (15)             (60)
Retained earnings..................................................      43,151           38,377
                                                                       --------         --------
     Total shareholders' equity....................................     115,943          105,208
                                                                       --------         --------
          Total liabilities and shareholders' equity...............    $159,933         $162,703
                                                                       ========         ========

           See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         -------------------------------     -------------------------------
                                         SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                             1996              1995              1996              1995
                                         -------------     -------------     -------------     -------------
Net revenues...........................     $60,138           $31,389          $149,776          $68,893
Cost of revenues.......................      29,540            11,431            69,066           24,714
                                            -------           -------          --------          -------
  Gross profit.........................      30,598            19,958            80,710           44,179

Operating expenses:
  Research and development.............       5,577             2,666            13,760            6,005
  Research and development
     in-process........................          --                --            30,355               --
  Selling, general and
     administrative....................       4,352             1,920            10,540            6,909
                                            -------           -------          --------          -------
Operating income.......................      20,669            15,372            26,055           31,265

Nonoperating income, net...............         418               602             1,757            1,400
                                            -------           -------          --------          -------
Income before provision for income
  taxes................................      21,087            15,974            27,812           32,665
Provision for income taxes.............       8,224             6,530            23,038           13,378
                                            -------           -------          --------          -------
Net income.............................     $12,863           $ 9,444          $  4,774          $19,287
                                            =======           =======          ========          =======
Net income per share...................     $  0.31           $  0.26          $   0.11          $  0.52
                                            =======           =======          ========          =======
Weighted average common and common
  equivalent shares....................      41,128            36,940            41,805           37,012
                                            =======           =======          ========          =======

            See notes to condensed consolidated financial statements

                              ESS TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                    -------------------------------
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        1996              1995
                                                                    -------------     -------------
Cash flows from operating activities:
  Net income......................................................     $ 4,774           $19,287
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization................................       2,267               640
     Charges for research and development in-process..............      30,355                --
     Loss (gain) on sales of marketable equity securities, net....          --              (854)
     Deemed compensation expense and compensation related to stock
      options.....................................................          45                45
     Other non cash activity......................................          --               (84)
     Change in assets and liabilities (net of effects of VideoCore and OSEE acquisitions):
       Accounts receivable........................................     (14,157)          (11,013)
       Inventories................................................     (12,259)          (10,736)
       Deferred income taxes......................................          --              (902)
       Prepaid expenses and other assets..........................      (2,521)             (873)
       Accounts payable and accrued expenses......................       1,805             7,593
       Income taxes payable.......................................      (1,797)              875
                                                                       -------           -------
          Net cash provided by operating activities...............       8,512             3,978
                                                                       -------           -------
Cash flows from investing activities:
  Acquisition of property and equipment...........................     (11,258)           (3,309)
  Sale of marketable equity securities and short-term
     investments..................................................       7,360               938
  Purchase of marketable equity securities and short-term
     investments..................................................     (10,376)               --
  Cash paid for VideoCore and OSEE acquisitions...................      (9,288)               --
                                                                       -------           -------
          Net cash used in investing activities...................     (23,562)           (2,371)
                                                                       -------           -------
Cash flows from financing activities:
  Repayment of long-term advances payable to vendors..............     (15,960)               --
  Issuance (repurchase) of common stock, net......................     (17,420)              100
                                                                       -------           -------
          Net cash provided by (used in) financing activities.....     (33,380)              100
                                                                       -------           -------
Net increase (decrease) in cash and cash equivalents..............     (48,430)            1,707
Cash and cash equivalents at beginning of period..................      51,881            10,860
                                                                       -------           -------
Cash and cash equivalents at end of period........................     $ 3,451           $12,567
                                                                       =======           =======
Supplemental disclosures of cash flow information:
  Common stock issued for VideoCore and OSEE acquisitions.........     $23,352           $    --
                                                                       =======           =======
  Income taxes....................................................     $24,835           $13,406
                                                                       =======           =======

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

NOTE 2.  BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1996              1995
                                                                 -------------     ------------
    Inventories:
      Raw materials............................................     $ 2,484          $  2,773
      Work-in-process..........................................      16,733             9,224
      Finished goods...........................................      12,223             7,172
                                                                    -------           -------
                                                                    $31,440          $ 19,169
                                                                    =======           =======

NOTE 3.  NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares ("weighted average share") outstanding during the period. Common equivalent shares consist of the Company's common stock issuable upon exercise of stock options during the period (using the treasury stock method) except when anti-dilutive. Common stock issued and stock options granted subsequent to July 31, 1994 through October 5, 1995 (the date of the initial public offering) have been included in the calculation of weighted average shares outstanding as if they were outstanding for reporting periods occurring between these dates. The Company used the treasury stock method and the initial public offering price of $15.00 per share for these calculations.

                              ESS TECHNOLOGY, INC.

NOTE 4.  WAFER CAPACITY COMMITMENTS

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

     Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company will invest approximately $30 million in three installments over the projected eighteen-month period required to build the facility. The Company made the first installment payment of $6.9 million in the first quarter of 1996. The Company will invest the remaining $23.1 in two installments over the next 12 months. Under the terms of the agreement, the Company will receive a 5% equity ownership in the joint venture company and certain capacity rights. The new fabrication facility is currently projected to commence production in 1997.

NOTE 5.  ACQUISITIONS AND RELATED CHARGES

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

                              ESS TECHNOLOGY, INC.

     These acquisitions have been recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisitions have been included from the applicable dates of acquisition. The acquired research and development in-process aggregating $30.4 million was charged to expense in the first quarter of 1996. Additionally, the pro forma effect of these acquisitions was not significant on the Company's reported operating results for the first quarter or first nine months of 1996 or 1995.

NOTE 6.  STOCK REPURCHASE PROGRAM

     On July 15, 1996, the Company's board of directors authorized repurchase of up to 2.0 million of the Company's shares of common stock over the subsequent 12 months at market prices and as market and business conditions warrant. Such repurchases will be made at management's discretion. At September 30, 1996, the Company had repurchased 1,802,500 shares at market prices ranging from $9.41 to $16.75 per share.

 r
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this discussion that are not statements of historical fact may be deemed to be forward-looking statements. A number of important factors could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including dependence on continued growth in demand for PC multimedia capabilities for notebook and desktop computers, as well as consumer electronic products; the Company's ability to take advantage of new markets; increased competition and pricing pressures, general economic conditions and conditions specific to the semiconductor industry; the timing and market acceptance of new product introductions; the timely development of new products; continued availability of quality foundry capacity; and other risks set forth in this filing and in the Company's filings from time to time with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

     The following table discloses key elements of the statements of operation, expressed as a percentage of revenues.

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         -------------------------------     -------------------------------
                                         SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30
                                             1996              1995              1996              1995
                                         -------------     -------------     -------------     -------------
  Net revenues.........................      100.0%            100.0%            100.0%            100.0%
  Cost of revenues.....................       49.1              36.4              46.1              35.9
                                             -----             -----             -----             -----
Gross margin...........................       50.9              63.6              53.9              64.1
  Operating expenses:
     Research and development..........        9.3               8.5               9.2               8.7
     Research and development
       in-process......................         --                --              20.3                --
     Selling, general and
       administrative..................        7.2               6.1               7.0              10.0
                                             -----             -----             -----             -----
Operating income.......................       34.4              49.0              17.4              45.4
  Nonoperating income, net.............        0.7               1.9               1.2               2.0
                                             -----             -----             -----             -----
Income before provision for income
  taxes................................       35.1              50.9              18.6              47.4
  Provision for income taxes...........       13.7              20.8              15.4              19.4
                                             -----             -----             -----             -----
Net income.............................       21.4%             30.1%              3.2%             28.0%
                                             =====             =====             =====             =====

     Net Revenues. The Company's net revenues, which have primarily been derived from PC audio semiconductor product sales, increased from $31.4 million in the third quarter of 1995 to $60.1 million reported in the third quarter of 1996. Net revenues increased primarily due to increased unit shipments of the Company's PC audio and video semiconductor products. The Company's overall average selling price for its products was higher in the third quarter of 1996 as compared to the same quarter of 1995, primarily due to a change in sales mix to higher priced integrated PC audio and video semiconductor products and lower unit shipments of consumer speech/sound semiconductors. This mix shift was partially offset by average selling price declines of certain individual products during the past year. Declining product prices over the life of such products are common in the semiconductor industry. As competition increases and product prices decline, the Company expects prices on existing products will decline further. International revenues accounted for approximately 89% and 70% of the Company's net revenues in the third quarter of 1996 and 1995, respectively, reflecting continued growth in the Company's international sales including shipments to foreign locations of multinational U.S. based companies.

     The Company's net revenues increased from $68.9 million in the first nine months of 1995 to $149.8 million reported in the first nine months 1996. Net revenues increased primarily due to increased unit shipments of the Company's PC audio semiconductor products. In addition, the Company commenced shipments of video semiconductors in the second quarter of 1996. International revenues accounted for approximately 90% and 69% of the Company's net revenues in the first nine months of 1996 and 1995, respectively, reflecting continued growth in the Company's international sales.

      Gross Profit. The Company's gross profit increased from $20.0 million and $44.2 million in the third quarter and first nine months of 1995, respectively, to $30.6 million and $80.7 million in the third quarter and first nine months of 1996, respectively. The increase in gross profit in both the third quarter and first nine months of 1996 as compared to the same periods in 1995 was primarily the result of the increase in unit shipments of the Company's PC audio and video semiconductor products. Gross profit margin decreased in both the third quarter and first nine months of 1996 reflecting lower selling prices arising from highly competitive market conditions.

     The Company's overall gross profit and margin are subject to change due to various factors, including among others, competitive product pricing, unit volumes shipped, new product introductions, yields, wafer costs, assembly costs and product mix. The Company has encountered increased competition from other suppliers who are offering competitive single chip products. In addition, the Company expects that overall average selling prices for its existing products will continue to decline over time and that selling prices for each product will decline significantly over the life of the product. The Company believes that in order to maintain or increase gross profit, it must achieve higher unit volume shipments, cost reductions, new features and product introductions. No assurances can be given that the Company will be able to ship higher volumes, reduce costs, add new features or introduce new products that gain market acceptance.

     Research and Development. Research and development expenses were $5.6 million and $13.8 million in the third quarter and first nine months of 1996, excluding a one-time pre-tax charge of $30.4 million related to acquired research and development in-process from the acquisition of VideoCore and OSEE in the first quarter of 1996, respectively, an increase of $2.9 million and $7.8 million from the third quarter and first nine months of 1995, respectively. The increase in absolute dollars was primarily due to one-time charges for technology licensing fees as well as the increase in the Company's engineering staff, engineering test runs, masks and internal and external consulting expenses associated with research and development efforts to support the introduction of new multimedia products.

     Selling, General and Administrative. Selling, general and administrative expenses were $4.4 million and $10.5 million in the third quarter and first nine months of 1996, respectively, an increase of $2.4 million and $3.6 million from the third quarter and first nine months of 1995, respectively. In the first quarter of 1995, the Company recorded legal expenses of $1.8 million for the ongoing litigation with Yamaha Corporation. Excluding this legal expense, selling, general and administrative expense increased by $5.4 million from the first nine months of 1995. The increase in absolute dollars was primarily due to the increase in commissions and bonuses on higher sales volumes, increased personnel and related expenses resulting from the Company's status as a public company.

     Interest Income. Interest income consists of income on cash available for investment. Interest income, was $372,000 and $1.7 million in the third quarter and first nine months of 1996, respectively, compared to $195,000 and $505,000 in the third quarter and first nine months of 1995, respectively. The increase in interest income for the third quarter of 1996 was primarily due to the increased cash available from the proceeds of the Company's initial public offering in October of 1995 partially offset by cash used by the Company in the repurchase of its common stock, acquisitions of VideoCore and OSEE and payments under the TSMC wafer capacity and UMC joint venture agreements.

     Provision for Income Taxes. The Company's effective tax rate was 39% and 40% for the third quarter and first nine months of 1996, respectively, compared to 41% in the third quarter and first nine months of 1995. The effective tax rate for the first nine months of 1996 was approximately equal to the combined federal and state statutory rates.

     During the third quarter of 1996, the Internal Revenue Service completed their examination of the Company's federal income tax returns for 1991 to 1993. The Company had previously provided sufficient reserves such that the results of these examinations did not have a material adverse impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At September 30, 1996, ESS had cash and cash equivalents and short-term investments of $32.7 million and working capital of $51.5 million. As of September 30, 1996, the Company had two $10.0 million bank lines of credit expiring on March 31, 1997 and May 1, 1997. These lines of credit requires the Company to achieve certain financial ratios and operating results. There were no borrowing under these lines of credit as of September 30, 1996.

     In the first nine months of 1996, the Company generated approximately $8.5 million from its operating activities. Approximately $28.9 million was used to finance working capital, primarily due to increases in accounts receivable and inventories reflecting a growth in sales and a higher percentage of revenue to customers having credit terms offset in part by an increase in accounts payable and accrued expenses net of the effect of VideoCore and OSEE acquisitions. $19.5 million was used to repurchase 1.8 million shares of common stock; $16.0 million and $6.9 million were used to pay the first installment under the TSMC wafer capacity and UMC joint venture agreements, respectively, $10.4 million was used to purchase short-term investments; $9.3 million was used to acquire VideoCore and OSEE and $11.3 million was used to purchase property, plant and equipment primarily to fund the construction of a new headquarters facility.

     The Company believes that its existing cash and cash equivalents as of September 30, 1996, together with the cash generated from operations and available borrowings under its line of credit, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $14 million of which approximately $6 million will be used to fund construction of additional facilities and approximately $8 million will be used to acquire capital equipment. In addition, the Company is obligated to pay approximately $16 million over the next 9 months to TSMC in exchange for certain wafer capacity commitments and will invest approximately $23 million in 2 installments over the next 12 months in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. The Company also has bank lines of credit which may be utilized to provide additional working capital.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in unit average selling prices ("ASPs") of the Company's products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, seasonal customer demand, the timing of significant orders and significant increases in expenses associated with the expansion of operations. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. Because the Company must order products in advance of product shipments and because the markets for the Company's products are volatile and its products are subject to rapid technological and price changes, there is a risk that the Company will produce excess or insufficient inventories of particular products. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future.

     Competition. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. The Company currently competes with add-in card suppliers and semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be less costly or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the ASP's and margins of the Company's products. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for the Company's products, particularly the PC market, are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected.

     The Company's existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company's competitors also include a number of smaller and emerging companies. The Company's principal audio competitors include Cirrus Logic, Creative Technology, OPTi and Yamaha. The Company's principal video competitors include C-Cube, Hyundai, LSI Logic and SGS Thompson. Certain of the Company's current and potential competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new multimedia standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

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

     Dependence on Single Product Line and PC Industry. In the first nine months of 1996, sales of PC audio semiconductors accounted for substantially all of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a significant majority of its net revenues for the foreseeable future. Any reduction in demand for the Company's audio semiconductors, whether because of a reduction in demand for PCs in general or PC audio, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently engaged in the development and introduction of new PC audio products as well as new multimedia products for the PC and consumer markets that provide capabilities such as video and fax/modem/voice applications. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

     Most of the Company's products are sold for incorporation into multimedia desktop and notebook computers. ESS semiconductor products are incorporated into motherboards by multimedia PC original equipment manufacturers ("OEMs") or in add-in cards. Therefore, the Company is heavily dependent on the continued growth of the markets for multimedia desktop and notebook computers and multimedia applications. A decline in demand in the PC industry could result in a corresponding decline in demand for the Company's products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by TSMC, which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with Sharp Corporation, IC Works, and UMC, which have been manufacturing certain of the Company's products since 1986, 1991 and 1995, respectively. TSMC, in particular, provides the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, with the exception of TSMC, manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC in which the Company has secured access to additional capacity and to leading edge technology. In addition, the Company is obligated to pay approximately $16 million over the next nine months to TSMC in exchange for certain wafer capacity commitments and will invest approximately $23 million in 2 installments over the next year in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments. If the Company is not able to use, assign, or sell the additional wafer quantities, a portion of the deposits may be forfeited.

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

     International Operations. In the first nine months of 1996, international sales, accounted for 90% of the Company's net revenues. Substantially all of the Company's international sales were to customers in Taiwan, Japan, Singapore and Hong Kong and includes shipments to foreign locations of multinational U.S. based companies. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors. Mr. Chan, together with his spouse, Annie M.H. Chan, a director of the Company and certain trusts for the benefit of the Chan's children and certain charities beneficially own, in the aggregate, approximately 43% of the Company's Common Stock. The future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. Recently, the Company has hired a number of key executives and management personnel (See Item 5). The loss of Mr. Chan, other key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 17, 1996, the Company and Yamaha Corporation settled all patent infringement litigation between the two companies. See also the Company's Form 10-Q's for the quarters ended March 31, and June 30, 1996.

ITEM 5.  OTHER INFORMATION

     On September 16, October 14 and November 4, 1996, the Company appointed Mr. John H. Barnet as Vice President, Finance and Chief Financial Officer, Mr. Herbert J. Martin as President and Chief Operating Officer and Mr. Bo E. Ericsson as Vice President, Marketing, respectively. Due to the recent management changes and other recent changes to the internal executive officers reporting structures within the Company, the executive officers of the Company now consist of the following individuals:

Fred S.L. Chan          Chief Executive Officer and Chairman of the Board
Herbert J. Martin       President and Chief Operating Officer
John H. Barnet          Vice President, Finance and Chief Financial Officer
Chi-Shin Wang           Chief Technical Officer
Bo E. Ericsson          Vice President, Marketing
Nicholas Aretakis       Vice President, Sales
Robert L. Blair         Vice President, Operation

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         10.27 -- Form of Employment Agreement and Promissory Note among the Registrant and John H. Barnet dated August 22 and September 16, 1996, respectively.

         27.01 -- Financial Data schedule

     (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESS TECHNOLOGY, INC.
                                          (Registrant)

Date: November 14, 1996                       By: /s/ FRED S.L. CHAN
                                                  ------------------------------------------
                                                  Fred S.L. Chan
                                                  Chief Executive Officer
                                                  and Chairman of the Board
Date: November 14, 1996                       By: /s/ JOHN H. BARNET
                                                  ------------------------------------------
                                                  John H. Barnet
                                                  Vice President, Chief
                                                  Financial Officer and Secretary

                                 EXHIBIT INDEX


    Exhibit                             Description
    -------                            -------------
     10.27 Form of Employment Agreement and Promissory Note among the Registrant and John H. Barnet dated August 22 and September 16, 1996, respectively.

     27.01               Financial Data Schedule