Form 10-K
period 1996-12-31
ESS TECHNOLOGY INC
filed 1997-03-18
CIK 907410

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM           TO           .

     COMMISSION FILE NO. 0-26660

                            ------------------------

                              ESS TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    94-2928582
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

   48401 FREMONT BLVD., FREMONT, CALIFORNIA                       94538
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

              Registrant's telephone number, including area code:
                                 (510) 492-1088

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 31, 1997 ($32.375) as reported on the Nasdaq National Market, was approximately $868,886,000. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the Registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 31, 1997, Registrant had outstanding 38,307,036 shares of Common Stock.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

                              ESS TECHNOLOGY, INC.
                                 1996 FORM 10-K

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
             PART I
Item 1.      Business....................................................................     2
Item 2.      Properties..................................................................    11
Item 3.      Legal Proceedings...........................................................    11
Item 4.      Submission of Matters to a Vote of Security Holders.........................    12
Item 4A.     Executive Officers of the Registrant........................................    12

             PART II
Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters....    14
Item 6.      Selected Financial Data.....................................................    14
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................................    15
Item 8.      Financial Statements and Supplementary Data.................................    23
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures...................................................    40

             PART III
Item 10.     Directors and Executive Officers of the Registrant..........................    41
Item 11.     Executive Compensation......................................................    41
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............    41
Item 13.     Certain Relationships and Related Transactions..............................    41

             PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............    42
Signatures...............................................................................    45

     Statements contained in this filing that are not statements of historical fact may be deemed to be forward-looking statements. A number of important factors could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including dependence on continued growth in demand for PC audio, video and other multimedia capabilities for notebook and desktop computers, as well as consumer electronic products; the Company's ability to take advantage of new markets; increased competition and pricing pressures, general economic conditions and conditions specific to the semiconductor industry; the timing and market acceptance of new product introductions; the timely development of new products; continued availability of quality foundry capacity; and other risks set forth in this filing and in the Company's filings from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

     ESS Technology, Inc. ("ESS" or the "Company"), a California corporation, designs, markets and supports highly integrated mixed signal semiconductor and software solutions for multimedia applications in the personal computer ("PC") and consumer marketplaces. The Company offers comprehensive solutions for audio, video, and fax/modem applications. ESS has established itself as a leading supplier of mixed signal PC audio solutions that integrate all essential audio components on a single chip. During 1996, ESS introduced a family of integrated circuits that incorporate advanced decompression technology for digital video products and began marketing a line of highly integrated V.34bis modem solutions.

PRODUCTS

     ESS leverages a leadership position in PC audio, its video and fax/modem technology, a diverse customer base, recognized quality, and dependable on-time delivery to provide high quality, cost effective, and highly integrated multimedia solutions for the personal computer and consumer markets. The Company has three major families of products: the AudioDRIVE(TM) family addressing the PC digital audio device market; the VideoDRIVE(TM) family targeting MPEG-1 and MPEG-2 decompression-based consumer products, such as Video Compact Disk ("VCD") player, Digital Versatile Disk ("DVD") player and set-top box; and the Tele(TM)DRIVE family, focusing on the integrated audio-fax/modem applications, including full duplex speakerphone, digital simultaneous voice and data (DSVD) and videoconferencing.

  Audio Products

     ESS' single chip AudioDRIVE products enable PC manufacturers to provide audio capabilities on sound cards and directly on the motherboards of desktop and notebook computers. The Company has established itself as a leader in integrated audio solutions and counts many of the leading manufacturers of personal computers and sound cards among its customers.

     ESS' single chip AudioDRIVE products provide comprehensive PC audio solutions that offer higher performance and functionality, consume less power and board space, and cost less than other commercially available PC audio solutions.

     Recently, demand for multimedia desktop and notebook computers with high quality sound, graphics and video capabilities has increased due to three dynamic factors: (1) advances in semiconductor technology; (2) growth in interactive PC entertainment, educational and business software applications; and (3) increases in use of on-line services. These factors have created market opportunities for highly integrated multimedia semiconductor solutions that can be placed on the PC motherboard and on multi-function sound cards.

     The Company's AudioDRIVE products are based on ESS' proprietary audio technologies, design methodologies, and software and firmware expertise. ESS has developed a set of product solutions for desktop and notebook PCs and other consumer electronics applications.

     The AudioDRIVE product family integrates ESFM(TM), a proprietary FM sound synthesis technology, that produces superior sound quality by enhancing traditional FM synthesis techniques, with hardware, software and music database technology. ESS also utilizes its proprietary advanced analog and mixed signal design methodologies, together with its library of audio semiconductor designs, to produce highly integrated mixed signal audio chips. ESS software technology is bundled as part of its comprehensive solution and consists of its AudioDRIVE device drivers for Microsoft(R) Windows(R) 3.1, Windows NT(R) Windows 95(R), IBM OS/2(R) Warp(R), DirectX(TM)PC games, and audio applications, including ESS AudioRack(TM) controller, an integrated graphical controller for the entire PC audio system.

  AudioDRIVE Products

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

     ES1869: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, plug-and-play, full-duplex operation, Zoom Video support, game support and three-dimensional sound effect. The ES1869 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1869 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1869 provides full ISA plug-and - play support and includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1869 supports full-duplex operation with simultaneous record and playback with two DMA channels and contains an I(2)S interface to support Zoom Video port for MPEG audio. It also integrates circuitry to produce a three-dimensional sound effect from two speakers. Currently sampling.

     ES1878: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, full-duplex operation, Zoom Video support, and game support. The ES1878 integrates digital logic and a microcontrol-ler with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1878 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1878 includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1878 provides full plug-and-play support. The ES1878 also includes support for full-duplex operation with simultaneous record and playback, and it contains an I(2)S interface to support the PCMCIA Zoom Video port specification for MPEG input to PCs. The ES1878 provides full plug-and-play support and provides interface to a docking station unit.

     ES1879: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, full-duplex operation, Zoom Video support, telegaming and game support and three-dimensional sound effect. The ES1879 also integrates hardware volume control, 64 steps volume control, dual game port for game, I(2)S interface for Zoom Video support, as well as circuitry to produce three-dimensional sound effect from two speakers. The ES1879 provides full plug-and-play support and provides interface to a docking station unit. Sampling in Q2 1997.

     ES1887: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, full-duplex operation, game support and plug-and-play through the PC's BIOS. The ES1887 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1887 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1887 includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1887 also includes support for full-duplex operation with simultaneous stereo record and playback with two DMA channels. The ES1887 supports plug-and-play through the PC's BIOS.

     ES1888: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer which supports full-duplex operation. The ES1888 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1888 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1888 includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1888 also includes support for full-duplex operation with simultaneous stereo record and playback with two DMA channels.

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

     ES978: a mixer expansion chip to support the ES1878 and ES1879 when building a PC Notebook and Docking Station PC system. The ES978 is an analog mixer chip which is placed in a docking station and interfaces directly with the ES1878 and ES1879 located inside the notebook. This interface provides an efficient structure for notebook and docking stations systems, requiring only six pins of the notebook to connect with all communications paths to the docking station.

  Fax/modem Products

     Internet-related applications, such as voice e-mail, Internet radio, audio home pages, and news on demand, are increasing the demand for integrated audio and computer fax/modem functions on the personal computer. ESS is using its highly efficient fax/modem technology, in combination with its leadership in audio technology, to provide high speed modem products integrated with audio capabilities. The ESS V.34 TeleDRIVE modem solutions for PC and add-in card manufacturers take advantage of this unique combination of technologies to deliver a cost-effective, upgradable communications solution.

  TeleDRIVE Products

     ES336V: a V.34bis chipset data/fax/voice controller-less modem solution. The ES336V provides base data, full duplex speaker phone, telephone answer machine ("TAM") and V.80 support for H.324 video conferencing applications. Currently sampling.

     ES336D: a V.34bis chipset data/fax/voice controller-less modem solution with ITU-T computable V.70 Digital Simultaneous Voice and Data ("DSVD"). The ES336D is a superset of the ES336V and contains a programmable bus interface for support of both ISA and PCI busses. Currently sampling.

     ES336CV/ES336DV: a ES336V/ES336D modem solution with 16-bit full duplex stereo. The ES336CV/ ES336CD combines a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, plug-and-play full-duplex operation and game support. Currently sampling.

  Video Products

     Multimedia applications are evolving at a rapid pace, primarily in response to increasing acceptance and use of the Internet and the introduction of new applications such as VCD, DVD, Digital set-top boxes and video conferencing. In its VideoDRIVE(TM)video chips, ESS offers integrated solutions to consumer electronics and PC manufacturers for use in a wide variety of next-generation multimedia applications utilizing MPEG-1 and MPEG-2 technology.

     ESS provides OEM manufactures of VCD players with a programmable single-chip processor which includes MPEG-1 video, audio and system decoder. It delivers full-screen, full-motion video at 30 frames per second with selectable CD-quality audio and can be combined with memory and video/audio DACs.

     ESS also provides a programmable single chip processor which includes MPEG-2 audio/video/system and transport layer decoder, AC3 and video post-processing. These chips are designed for a variety of applications in consumer electronics such as set-top boxes and DVD player.

  VideoDRIVE Products

     ES3204: Single chip processor which includes MPEG-1 audio/video/system decoder for use in VCD players. The ES3204 incorporates video standards (NTSC/PAL) conversion, on-screen display, Karaoke functions, programmable playback control for VCD 2.0 and trick play mode features.

     ES3207: Analog companion chip to MPEG decoder chips. The ES3207 provides echo, surround sound, 3D audio, TV encoder with clock generation and audio DAC functions. Sampling in Q2 1997.

     ES3208: Single chip processor which includes MPEG-1 audio/video/system decoder for use in VCD players with an integrated SRAM and remote control interface logic. The ES3208 incorporates video standards (NTSC/PAL) conversion, on-screen display, Karaoke functions, programmable playback control for VCD 2.0, trick play mode features, an integrated SRAM and remote control interface logic. Currently sampling.

     ES3210: Single chip processor which includes MPEG-1 audio/video/system decoder for use in portable VCD players. The ES3210 incorporates the ES3208 features of video standards (NTSC/PAL) conversion, on-screen display, Karaoke functions, programmable playback control for VCD 2.0, trick play mode features, an integrated SRAM and remote control interface logic in a smaller form factor allowing a more compact portable designs. Currently sampling.

     ES3308: Single chip processor which includes MPEG-2 audio/video/system decoder for use in digital set-top boxes. The ES3308 incorporates video standards (NTSC/PAL) conversion, on-screen display and transport layer compliant with Digital Broadcast Signal standards. Currently sampling.

     ES3309: Single chip processor which includes MPEG-2 audio/video/system decoder for use in DVD players. The ES3309 incorporates Dolby AC-3 decoder, video standards (NTSC/PAL) conversion, sub-picture unit, letter box conversion, on-screen display, navigation 1.0 and is compliant with DVD specifications. Sampling in Q2 1997.

  Software and Support

     ESS provides comprehensive support for its multimedia products including software that can be bundled with products that incorporate ESS AudioDRIVE chips. This software includes device drivers for Microsoft Windows 3.1, Windows NT and Windows 95, IBM OS/2 Warp, Intel NSP and PC games. Other support software that is available to customers includes localization software and installation software that allows customers to tailor their products for specific applications and needs.

     Customer development support includes an Evaluation Kit that contains a reference add-in card design with all the necessary information to incorporate an ESS chip in the customer's product. To assist customers in further reducing their time to market, ESS also provides a Manufacturing Kit that contains manufacturing information, including a bill-of-materials, printed circuit board layout and production test software.

CUSTOMERS

     ESS sells its product principally to manufacturers of PCs and add-in boards. The following table shows representative customers worldwide:

  UNITED STATES       TAIWAN       JAPAN(1)      REST OF THE WORLD
------------------    ------     ------------    -----------------
AST                   Acer       Fujitsu           ICL
Compaq                BTC        Hitachi           Eastbase
Dell                  ECS        Matsushita        JK Micro
Digital Equipment     FIC        NEC               Samsung
Gateway 2000          GVC        Seiko-Epson       Trigem
Hewlett Packard       Inventec   Sony              Xirlink
IBM                   Labway     Toshiba
Texas Instruments     Mitac
                      Quanta

---------------
(1) Sales in Japan are made through a distributor.

     A limited number of customers have historically accounted for a substantial portion of the Company's net revenues. In 1994, 1995 and 1996, sales to the Company's top five customers, including sales to the Company's international distributor, accounted for approximately 51%, 48% and 40%, respectively, of the Company's net revenues. In 1994, two customers, Compaq and Western Publishing, accounted for approxi-mately 20% and 14%, respectively, of the Company's net revenues. In 1995, Compaq and Universe Electron Corporation, the Company's Japanese distributor, each accounted for approximately 17% of the Company's net revenues. The decline in the percentage of net revenues attributable to Western Publishing was a result of the Company's shift in product mix from toy and other consumer products to PC audio products. In 1996, Compaq and Universe Electron Corporation each accounted for approximately 12% and 13%, respectively, of the Company's net revenues. The Company expects that a limited number of customers may continue to account for a substantial portion of its net revenues for the foreseeable future. For example, Compaq has been a significant customer of the Company since 1994. The Company has experienced changes from year to year in the composition of its major customer base and believes this will continue in the future.

SALES AND MARKETING

     The Company sells and markets to leading PC and consumer OEM manufacturers worldwide. In the United States, the Company markets its products through its direct sales force and manufacturer representatives.

     In 1994, 1995 and 1996, international sales comprised approximately 72%, 73% and 92% of the Company's net revenues, respectively. The majority of the Company's international revenues in 1994, 1995 and 1996 have been derived from Asian customers who manufacturer PCs and PC-related add-in boards. A large percentage of the worldwide supply of these products is manufactured by suppliers in Asia. ESS has direct sales personnel and technical staff located in Taipei, Taiwan. To date, a significant portion of the Company's Asian sales have been to customers located in Taiwan. See "Factors That May Affect Future
Results -- International Operations." The Company is continuing to expand its Taiwan sales force and opened new customer and technical support centers in Beijing and Tokyo in order to support its broadening customer base. The Company's products are also sold internationally through a distributor located in Japan and manufacturer representatives located in China, Taiwan, Singapore, Korea, Hong Kong and Germany. To date, the Company has not had substantial sales to customers located in Europe, and the Company is seeking to expand its sales and distribution activities in Europe. The Company's manufacturer representatives and distributor are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. In addition, the Company's manufacturers' representatives, distributors and customers typically are authorized certain rights of return for unsold product or pricing allowances to compensate for rapid, unexpected prices changes. See "Factor That May Effect Future Results -- Customer Concentration."

     The Company believes that customer service and technical support are important competitive factors in selling to major customers. The Company provides technical support to its customers worldwide. Manufacturers' representatives and distributors supplement the Company's efforts by providing additional customer service at the local level. The Company believes that close contact with its customers not only improves the customers' level of satisfaction, but also provides important insight into future market direction.

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

RESEARCH AND DEVELOPMENT

     In order to compete successfully, the Company believes that it must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. The Company's strategy is to leverage its substantial base of audio technology and design expertise, analog, digital and mixed signal design and process technologies, and software and systems expertise to develop new PC audio solutions as well as other new products targeting opportunities in the multimedia PC and consumer market. The Company is currently engaged in the development of new PC audio products that provide advanced sound effects. ESS has also developed new multimedia products for video, and fax/modem/voice applications. The Company intends to continue to provide comprehensive solutions for its customers by developing state of the art semiconductor chips, device drivers, firmware and application software.

     ESS utilizes a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high level design description language. The Company invests regularly in new advanced equipment and software tools and intends to maintain and enhance its library of core cells. In addition, the Company opened a new design center in Austin, Texas in order to gain access to additional talented design engineers.

     At December 31, 1996, ESS had a staff of 114 research and development personnel, 76 of which were involved in semiconductor design and process development and 38 of which were involved in software development. In addition, ESS has, on occasion, engaged outside developers to develop certain technologies to the Company's specifications and intends to increase its reliance on outside developers in the future. During 1994, 1995 and 1996, the Company spent approximately $3.7 million, $8.7 million and $20.3 million, respectively, on research and development activities, excluding a one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process from the acquisition of VideoCore Technology, Inc. ("VideoCore") and OSEE Technology, Inc. ("OSEE") in the first quarter of 1996.

     ESS has in the past acquired and in the future will consider acquiring technology and product lines to enhance its own product offerings and to accelerate its time-to-market. In January 1996, the Company completed its acquisition of VideoCore pursuant to which the Company acquired all of the outstanding capital stock of VideoCore in exchange for approximately 525,000 shares of the Company's Common Stock and $5.7 million in cash. VideoCore, now a wholly owned subsidiary of the Company, is developing integrated circuits which will incorporate advanced compression technology for digital video products. In March 1996, the Company completed its acquisition of OSEE pursuant to which the Company acquired all of the outstanding capital stock of OSEE in exchange for approximately 217,000 shares of the Company's Common Stock and $3.6 million in cash. OSEE, now a wholly owned subsidiary of the Company, is developing an advanced fax/modem V.34 and V.34bis algorithm technology which will enable the Company to offer fax/modem applications to its customers. The Company may continue to utilize cash and equity to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

MANUFACTURING

     The Company contracts with independent foundries to manufacture all of its products. This manufacturing strategy enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. The Company's products are currently manufactured by four independent foundries, all of which utilize advanced manufacturing technologies. A substantial majority of the Company's products are manufactured by Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with United Microelectronics Corporation ("UMC") in Taiwan, Sharp Corporation ("Sharp") in Japan and IC Works ("ICW") in California. Most of the Company's devices are currently fabricated using a mixed signal CMOS
0.6 and 0.5 micron process technology. The Company is currently developing new products and converting some existing products which will be manufactured utilizing a 0.35 micron process technology.

     The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs and to produce products of acceptable quality and with acceptable manufacturing yields in a timely manner. These foundries fabricate products for other companies and, with the exception of TSMC, manufacture products of their own design. In November 1995, the Company entered into long-term agreements with two of its foundries, TSMC and UMC. The Company intends to continue to work with its other foundries and to qualify new foundries to obtain additional manufacturing capacity. There can be no assurance, however, that the Company will be able to obtain additional capacity when necessary.

     Under the Company's agreement with TSMC, in exchange for TSMC's wafer capacity commitments for the years 1996 through 1999, the Company is obligated to pay approximately $32 million in two installments in 1996 and 1997. The Company also obtained an option to expand the TSMC wafer capacity commitments further for years 1997 through 2000. If the Company exercises its option, it would be obligated to pay an additional $31 million in two installments in 1997 and 1998. The Company is obligated to make payments whether or not it takes the wafers.

     Under the Company's agreement with UMC, the Company entered into a joint venture arrangement with UMC and other U.S. semiconductor companies to build a separate semiconductor manufacturing facility to be located in Taiwan at an estimated cost of $1 billion. The Company will invest approximately $26.4 million in three installments over the projected eighteen month period required to build the facility. Under the terms of the agreement, the Company will receive a 5% equity ownership in the joint venture company and capacity rights. The new fabrication facility is currently projected to commence production of 8-inch wafers in 1997.

     All of the Company's semiconductor products are assembled and tested by third-party vendors, primarily Amkor ANAM in Korea, Advanced Semiconductor Engineering in Taiwan, ASAT in Hong Kong, Astra Microtronics in Indonesia and OSE in Taiwan. The Company has internally designed and developed its own test software and certain test equipment, which is provided to the Company's test vendors. Shortages of raw materials or disruptions in the provision of services by the Company's assembly vendors could lead to supply constraints or delays in the delivery of the Company's products. Such constraints or delays might result in the loss of customers, limitations or reductions in the Company's revenues or other material adverse effects on the Company's business, financial condition and results of operations. The Company's reliance on third-party assembly and testing vendors involves a number of other risks, including reduced control over delivery schedules, quality assurance and costs. The inability of such third parties to deliver products of acceptable quality and in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. The Company currently competes with add-in card suppliers and semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be at lower costs or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the average selling price ("ASPs") and margins of the Company's products. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for the Company's products, particularly the PC market, are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected.

     The Company's existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company's competitors also include a number of smaller and emerging companies. The Company's principal audio competitors include Cirrus Logic, Creative Technology, OPTi and Yamaha. The Company's principal video competitors include C-Cube, Hyundai, LSI Logic and SGS Thompson. The Company's principal fax/modem competitors include Cirrus Logic, Lucent, Rockwell and Texas Instruments. Certain of the Company's current and potential competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new multimedia standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     Each successive generation of microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing multimedia functions. In this regard, Intel Corporation has developed Native Signal Processing ("NSP") capability and an extended multimedia system architecture ("MMX") for use in conjunction with its Pentium microprocessor, and is promoting the processing power of the Pentium for data and signal intensive functions such as graphics acceleration and other multimedia functions. There can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products.

PATENTS AND PROPRIETARY RIGHTS

     The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of December 31, 1996, the Company had 10 patents granted in the United States, which expire over time, commencing in 1997 and ending in 2011, and 9 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is no pending intellectual property litigation against the Company. However, the Company or its foundries may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the

Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that, in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company currently licenses certain of the technology utilized by the Company in its products, and expects to continue to do so in the future. The Company has no current plans to grant licenses with respect to its products or technology; however, it may become necessary for the Company to enter into product licenses in the future in order, among other things, to secure foundry capacity. Although the Company has in the past granted licenses to certain of its technology, some of which have expired, such licenses have been limited and the Company has not derived material revenues from such licenses in recent periods.

EMPLOYEES

     As of December 31, 1996, the Company had 253 full-time employees, including 114 in research and development, 60 in marketing, sales and support and 79 in operations, finance and administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled semiconductor design personnel and software engineers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage.

ITEM 2.  PROPERTIES

     Prior to October 1996, the Company leased two facilities in Fremont, California. The leases for such facilities expired on June 30 and October 31, 1996. The facilities consisted of two buildings comprising approximately 62,000 square feet, which were used as the Company's headquarters. In October 1995, the Company purchased approximately 16 acres of land near its previous Fremont headquarters and constructed a new headquarters facility of 93,000 square feet. The Company relocated its operations from the leased facility to the new facility in September 1996. The Company anticipates that it will begin construction of additional buildings on the existing land in the spring of 1997.

ITEM 3.  LEGAL PROCEEDINGS

     In March 1995, Yamaha filed a lawsuit against the Company alleging that the Company's FM synthesis products infringe two of Yamaha's patents, U.S. Patent No. 4,249,447 and U.S. Patent No. 4,813,326 (the "Yamaha Patents"). Yamaha initiated suit with a motion for a temporary restraining order and a request for a preliminary injunction. In addition, in its complaint, Yamaha sought a permanent injunction against future infringement, damages for past infringement, attorneys' fees and costs. Yamaha's lawsuit alleged infringement by all of the Company's FM synthesis chips, consisting at that time of the ES1488, ES1688, ES1788, ES1868 and ES1888. For 1995, the Company had revenues of approximately $52.9 million attributable to sales of these products, constituting approximately 50% of net revenues. Further, a substantial majority of the Company's revenues for the foreseeable future was, and still is expected to be dependent upon sales of these and future products incorporating FM synthesis. The lawsuit, entitled Yamaha Corporation vs. ESS

Technology, Inc., was filed in the U.S. District Court for the Central District of California in Los Angeles, California.

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

     On May 17, 1996, the Company and Yamaha settled all patent infringement litigation between the two companies. The settlement agreement did not have a material adverse affect on the Company's financial position or results of operations or on the Company's ability to sell its products or conduct its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's current executive officers:

                   NAME                      AGE                    POSITION
-------------------------------------------  ---   -------------------------------------------
Fred S.L. Chan.............................  50    President, Chief Executive Officer and
                                                   Chairman of the Board of Directors
John H. Barnet.............................  61    Vice President, Chief Financial Officer and
                                                   Secretary
Chi-Shin Wang..............................  50    Chief Technical Officer
Robert L. Blair............................  49    Executive Vice President, Operations
Bo Ericsson................................  39    Vice President, Marketing
Nicholas A. Aretakis.......................  35    Vice President, Sales

     Mr. Chan joined the Company in November 1985 as President and has been a director since January 1986. He was appointed Chairman of the Board of Directors in October 1992 and Chief Executive Officer in June 1994. Mr. Chan has been serving as President since February 1997. Mr. Chan served as Secretary from October 1992 to August 1995 and Chief Financial Officer from October 1992 to May 1995. From 1984 to 1985, Mr. Chan was founder, President and Chief Executive Officer of AC Design Inc., a VLSI chip design center providing CAD, engineering and design services. From 1982 to 1984, he was co-founder, President and Chief Executive Officer of CADCAM Technology, Inc., a company in the business of CAE systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii. Mr. Chan is the husband of Annie M. H. Chan, a director of the Company.

     Mr. Barnet joined the Company in September 1996 as Vice President, Finance, Chief Financial Officer and Secretary. Prior to joining the Company, he was Executive Vice President, Finance and Chief Financial Officer of Trimble Navigation Limited from 1993. From mid 1992 to mid 1993 he served as Senior Vice President, Finance and Chief Financial Officer of Centex Telemanagement, Inc., a telecommunications management company. From 1988 to 1992, he was Vice President, Finance and Chief Financial Officer of Acurex Corporation, a conglomerate engaged in military and commercial aerospace, environmental systems, and industrial process controls. Previously he held executive positions at BankAmerica Corporation, Signetic Corporation and Teledyne, Inc. Mr. Barnet received a BS degree in Industrial Engineering from Stanford University in 1957 and an MBA degree from Columbia University Graduate Business School in 1961.

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

     Mr. Blair has been Executive Vice President, Operations of the Company since February 1997. From December 1994 to January 1997, he was Vice President of Operations of the Company. From December 1991 to November 1994, he was Senior Vice President Operations (Software Packaging & Printing Division) of Logistix Corporation, a software turnkey company, and, from 1989 to November 1991, he was Vice President and co-owner of Rock Canyon Investments, a real estate development planning firm in California. From 1986 to 1989, he held various positions at Xidex Corporation, a computer diskette manufacturer, including President/General Manager, at XEMAG, a division of Xidex Corporation. From 1973 to 1986 he was Vice President, High Reliability Operations at Precision Monolithics, Inc.

     Mr. Ericsson joined the Company in November 1996 as Vice President of Marketing. Prior to joining the Company, he held various engineering and management positions with Cirrus Logic between 1990 and 1996. Mr. Ericsson's most recent position at Cirrus Logic was Vice President, Desktop PC Marketing, Planning and Business Development. From May 1995 to March 1996, Mr. Ericsson was Director of Strategic Marketing, Visual and Systems Interface Division. Mr. Ericsson held the position of Director of Marketing, Personal Systems Division between 1993 and 1995. From 1992 to 1993, Mr. Ericsson was Director of Multimedia, Strategic Planning. In 1990, Mr. Ericsson joined Cirrus Logic as Director of Software and Systems Architecture. Prior to joining Cirrus Logic, Mr. Ericsson was Software Engineering Manager at Chips and Technologies, a company he joined in 1987 as Senior Software Engineer. In 1984, Mr. Ericsson founded Micro Systemation AB, a communications software company in Stockholm, Sweden. From 1977 to 1981, Mr. Ericsson attended the Stockholm School of Economics. Between 1989 and 1994, Mr. Ericsson served in various functions within the Video Electronics Standards Association, including the position of Vice Chairman in 1991-92.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "ESST" since October 6, 1995. The following table sets forth the high and low last reported sales prices for the Common Stock as reported by the Nasdaq National Market during the period indicated.

                                                                        HIGH     LOW
                                                                        ----     ---
        FISCAL 1995:
        Fourth Quarter (since October 6, 1995)........................  $ 39     $14 /16
        FISCAL 1996:
        First Quarter.................................................  $ 24     $16
        Second Quarter................................................  25 1/4    16 1/4
        Third Quarter.................................................  18 1/2     9 1/4
        Fourth Quarter................................................    30      15 1/8

     As of January 31, 1997, there were approximately 126 record holders of the Company's Common Stock.

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

                                                          YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                          1992        1993        1994         1995         1996
                                         -------     -------     -------     --------     --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Net revenues...........................  $23,675     $15,218     $33,435     $105,744     $226,455
Cost of revenues.......................    9,588       6,733      12,047       39,584      106,818
                                         -------     -------     -------     --------     --------
  Gross profit.........................   14,087       8,485      21,388       66,160      119,637
Operating expenses:
  Research and development.............    3,529       2,915       3,711        8,665       20,270
  Research and development
     in-process........................       --          --          --           --       30,355
  Selling, general and
     administrative....................    2,799       3,005       3,233        9,758       16,814
                                         -------     -------     -------     --------     --------
Operating income.......................    7,759       2,565      14,444       47,737       52,198
Nonoperating income (expense), net.....     (266)        598         283        2,694        3,241
                                         -------     -------     -------     --------     --------
Income before income taxes.............    7,493       3,163      14,727       50,431       55,439
Provision for income taxes.............   (2,654)     (2,880)     (6,346)     (20,545)     (33,813)
                                         -------     -------     -------     --------     --------
Net income.............................  $ 4,839     $   283     $ 8,381     $ 29,886     $ 21,626
                                         =======     =======     =======     ========     ========
Net income per share...................  $  0.08     $  0.01     $  0.22     $   0.79     $   0.52
                                         =======     =======     =======     ========     ========
Weighted average common and common
  equivalent shares(1).................   57,220      35,849      37,413       37,775       41,588
                                         =======     =======     =======     ========     ========

                                                               DECEMBER 31,
                                         ---------------------------------------------------------
                                          1992        1993        1994         1995         1996
                                         -------     -------     -------     --------     --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:

Cash, cash equivalents and short-term
  investments..........................  $10,964     $ 8,114     $10,860     $ 78,124     $ 69,204
Working capital........................    3,924       2,940      11,135       70,602       65,207
Total assets...........................   19,949      15,108      24,014      162,703      211,985
Long-term debt, less current portion...    3,220          --          --       15,960           --
Total shareholders' equity.............      517       5,889      14,458      105,208      143,176

---------------

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of weighted average common and common equivalent shares used to compute net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ESS designs, develops and markets highly integrated mixed signal semiconductor multimedia solutions for sale to desktop and notebook personal computer manufacturers and consumer product companies. In 1996, ESS experienced four quarters of strong sequential growth, with revenues totaling a record $226.5 million, a 114% increase from the 1995 total of $105.7 million and seven-times revenues in 1994 of $33.4 million. Similarly, net income rose to $52.0 million excluding a one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process for the VideoCore and OSEE acquisitions, a 74% increase over 1995 net income of $29.9 million and six-times 1994 net income of $8.4 million. The gross margin for 1996 was 53%, declining from 63% in 1995 primarily due to price competition in the audio segment offset in part by manufacturing cost reductions.

     The Company is a leader in single-chip audio solutions for both personal computers and consumer electronics products. Having established itself as a leading supplier of mixed signal PC audio components on a single chip, ESS entered both the video and fax/modem markets. In January 1996, the Company completed its acquisition of VideoCore pursuant to which the Company acquired all of the outstanding capital stock of VideoCore in exchange for approximately 525,000 shares of the Company's Common Stock and $5.7 million in cash. VideoCore develops integrated circuits which incorporate advanced compression technology in digital video products under the trade-name VideoDRIVE. In March 1996, the Company completed its acquisition of OSEE pursuant to which the Company acquired all of the outstanding capital stock of OSEE in exchange for approximately 217,000 shares of the Company's Common Stock and $3.6 million in cash. OSEE develops advanced fax/modem V.34 and V.34bis algorithm technology which will enable the Company to provide modem and computer fax/modem products under the trade-name TeleDRIVE. Both acquisitions were accounted for as a purchase, and the portion of the purchase prices attributable to research and development in-process was expensed in the first quarter of 1996.

     After completing development of its first video product, the Company introduced its first VideoDRIVE product, a single-chip MPEG-1 video/audio/system decorder that provides full-screen, full-motion video and selectable CD-quality audio for a variety of digital video playback applications, such as karaoke players, VCD players, PC MPEG playback cards, and CD-XA video playback systems. Shipments of these chips to the VCD player market began in the second quarter of 1996. The Company also announced its first MPEG-2 video chip solution, a fully programmable, single-chip processor that incorporates the additional features needed for consumer electronics applications such as set-top boxes, multimedia personal computers and home entertainment units. By year-end 1996, ESS had sold approximately 800,000 chips in the VideoDRIVE product line, comprising 7% of the Company's revenues for 1996.

     The TeleDRIVE products for the Internet and other modem markets followed the Company's first quarter acquisition of OSEE. The Company introduced its integrated V.34bis modem solutions, the Company's first modem digital signal processor which is scheduled for production volumes in the first half of 1997.

     As the Company expanded during 1996, the number of employees increased to 253 from 158, and it became increasingly important to invest in the Company's infrastructure to broaden and deepen the Company's management team. New senior executives have been hired whose skills and experience will help to continue ESS' growth.

     1996 also marked significant physical expansion for the Company. At the end of 1995, ESS purchased 16 acres of land in Fremont, California, near ESS' previous facilities. By the end of 1996, the Company completed and occupied a two-story, 93,000-square-foot, world headquarters. The site has expansion capacity for three additional buildings, and the Company plans to begin construction of two of these buildings in the spring of 1997 to house additional engineering capacity and other needs.

     With the Company's growth focused on the rapidly expanding Asia/Pacific region, ESS supplemented its existing sales and technical support centers with new centers in Beijing and Tokyo. The new centers are supporting the Company's new MPEG video products for VCD player, DVD player and set-top box products.

In addition, the Company opened a new design center in Austin, Texas, in order to gain access to additional talented design engineers.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of net revenues for the periods indicated.

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1995      1996
                                                                  -----     -----     -----
    Net revenues................................................  100.0%    100.0%    100.0%
    Cost of revenues............................................   36.0      37.4      47.2
                                                                  ------    ------    ------
      Gross margin..............................................   64.0      62.6      52.8
    Operating expenses:
      Research and development..................................   11.1       8.2       9.0
      Research and development in-process.......................     --        --      13.4
      Selling, general and administrative.......................    9.7       9.2       7.4
                                                                  ------    ------    ------
    Operating income............................................   43.2      45.2      23.0
    Nonoperating income, net....................................    0.8       2.5       1.5
                                                                  ------    ------    ------
    Income before income taxes..................................   44.0      47.7      24.5
    Income taxes................................................  (19.0)    (19.4)    (14.9)
                                                                  ------    ------    ------
    Net income..................................................   25.0%     28.3%      9.6%*
                                                                  ======    ======    ======

---------------

* Includes a one-time pre and post-tax charge of 13.4% related to acquired research and development in-process.

     Net Revenues. Net revenues were $33.4 million, $105.7 million and $226.5 million in 1994, 1995 and 1996, respectively. Net revenues for 1996 increased 114% from 1995 primarily as a result of the increased sales growth of the Company's existing PC audio products as well as from the introduction of new PC audio and video semiconductor products. The Company's PC audio semiconductor products accounted for 92% of the Company's net revenues for 1996. Net revenues for 1995 increased 216% from 1994 primarily as a result of the sales growth of the Company's PC audio semiconductor products. The increase in PC audio semiconductor product sales was partially offset by a continued decrease in sales of the Company's consumer speech/sound semiconductors. International revenues accounted for approximately 72%, 73% and 92% of net revenues for 1994, 1995 and 1996, respectively. The increase in international sales as a percentage of net revenues between 1995 and 1996 primarily reflects the transfer of production by U.S. based PC customers from U.S. to Asia and growth in the sales of video products which are sold in Asian markets.

     Gross Margin. Gross profit was $21.4 million, $66.2 million and $119.6 million in 1994, 1995 and 1996, respectively, representing 64.0%, 62.6% and 52.8% of net revenues for such years. Gross margin declined from 1995 to 1996 as a result of lower ASPs on existing products arising from highly competitive market conditions and manufacturing startup costs associated with the Company's new PC audio, video, and fax/modem products. Lower ASPs were partially offset by manufacturing cost reductions on existing products and higher ASPs associated with the introduction of new PC audio and video products. Gross margins declined from 1994 to 1995 as a result of a decrease in ASPs of the Company's PC audio products and manufacturing startup costs associated with the Company's new PC audio products. The Company's overall gross profit and margin are subject to change due to various factors, including among others, competitive product pricing, unit volumes shipped, new product introductions, yields, wafer costs, assembly costs and product mix. The Company has encountered increased competition from other suppliers who are offering competitive single chip products and new features. In addition, the Company expects the overall average selling prices for its existing products to decline significantly over the life of the products. The Company believes that in order to maintain or increase gross profit, it must achieve higher unit volume shipments, cost reductions, new features and product introductions. However, no assurance can be given that the Company will be able to ship higher volumes, reduce costs, add new features or introduce new products that gain market acceptance.

     Research and Development Expenses. Research and development expenses were $3.7 million, $8.7 million and $20.3 million, or 11.1%, 8.2% and 9.0% of net revenues, in 1994, 1995 and 1996, respectively, excluding a one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process from the acquisition of VideoCore and OSEE in the first quarter of 1996. The increase in absolute dollars was primarily due to the increase in the Company's engineering staff, engineering test runs, masks, internal and external consulting expenses and one-time licensing fees associated with the research and development efforts to support the introduction of new multimedia products. The increase in absolute dollars in research and development expenses from 1994 to 1995 primarily reflected increases in the Company's engineering staff and internal and outside consulting expenses associated with increased research and development efforts to support the introduction of new PC audio products and multimedia products. The Company expects to incur higher absolute research and development expenses in 1997, although these expenses are expected to remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated research and development expenses.

     Selling, General and Administration Expenses. Selling, general and administrative expenses were $3.2 million, $9.8 million and $16.8 million, or 9.7%, 9.2% and 7.4% of net revenues, in 1994, 1995 and 1996, respectively. The increase in absolute dollars in selling, general and administration expenses from 1995 to 1996 was primarily due to increase in commissions and bonuses on higher sales volumes, increased personnel and related expenses resulting from Company's status as a public company. The increase in absolute dollars in selling, general and administrative expenses from 1994 to 1995 was primarily due to legal expenses associated with the Company's litigation with Yamaha. See "Item 3. Legal Proceedings" and Note 8 of Notes to Consolidated Financial Statements. The increase in these expenses was also due to commissions on higher sales levels, added personnel and related expenses and, to a lesser extent, promotional expenses and costs associated with the expansion of the Company's sales activities. The Company expects to incur higher selling, general and administrative expenses due to increased selling activities and reporting and other requirements of a public company, although these expenses are expected to remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated selling, general and administrative expenses.

     Non-Operating Income (Expense), Net. Non-operating income, net was $283,000, $2,694,000 and $3,241,000 in 1994, 1995 and 1996, respectively. In
1994, 1995 and 1996 non-operating income (expense), net consisted of interest income net of interest expense and gains on sale of securities.

     Provision for Income Taxes. The Company's effective tax rate was 43%, 41% and 61% for 1994, 1995 and 1996. The Company's tax rate for 1994 was higher than the combined federal and state statutory rate of 41% as a result of federal taxes provided on foreign earnings. The Company's tax rate for 1995 was at the combined federal and state statutory rate of 41%. The tax rate for 1996 of 61% includes the one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process from the acquisition of VideoCore and OSEE in the first quarter 1996. Pro forma tax rate excluding this one-time pre and post-tax charge of $30.4 million was 39%. The Company's pro forma tax rate for 1996 was lower than the combined federal and state statutory rate of 41% as a result of tax exempt interest income and research and development credits. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated by operations, the sale of equity securities, bank lines of credit and short-term and long-term debt. At December 31, 1996, ESS had cash and cash equivalents and short-term investments of $69.2 million and working capital of $65.2 million. As of December 31, 1996, the Company had two $10.0 million bank lines of credit expiring on March 31, 1997 and May 1, 1997. These lines of credit require the Company to achieve certain financial ratios and operating results. There were no borrowing under these lines of credit as of December 31, 1996.

     In 1996, the Company generated net cash from operating activities of $36.4 million. This resulted from net income of $21.6 million, a one-time non-cash charge for research and development in-process of $30.4 million and depreciation and amortization of $3.2 million, less a gain on sale of short-term investments of $1.0 million and investment in working capital of $17.8 million. The Company received net proceeds of $7.1 million from sale of marketable equity securities, $3.8 million from the issuance of common stock from exercise of stock options and employee stock purchase plan, and $8.9 million in income tax credits from disqualifying disposition of common stock options. The Company invested $14.0 million in property and equipment, repurchased stock for $19.7 million, paid $16.0 million on capacity commitments and $9.3 million for acquisition of VideoCore and OSEE. For the year, cash and cash equivalents declined $2.8 million.

     In 1995, the Company generated net cash from operating activities of $13.5 million. This resulted from net income of $29.9 million, depreciation and amortization of $0.9 million less a gain on sale of marketable equity securities of $1.3 million and investments in working capital of $16.0 million. The Company received net proceeds of $60.8 million from the issuance of common stock related to its initial public offering. The Company purchased $24.9 million in short-term investments and invested $8.4 million in property and equipment. For the year, cash and cash equivalents increased $41.0 million.

     In 1994, the Company generated net cash from operating activities of $5.1 million. This resulted from net income of $8.4 million, depreciation or amortization of $0.6 million less investments in working capital of $3.8 million. The Company received $1.3 million from the sale of marketable equity securities. The Company paid $2.7 million in short-term debt and invested $1.1 million in property and equipment. For the year, cash and cash equivalents increased $2.7 million.

     The Company believes that its existing cash and cash equivalents as of December 31, 1996, together with the cash generated from operations and available borrowings under its line of credit, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $17 million of which approximately $7 million will be used to fund construction of additional facilities and approximately $10 million will be used to acquire capital equipment. In addition, the Company is obligated to pay approximately $16 million over the next 6 months to TSMC in exchange for certain wafer capacity commitments and will invest approximately $20 million in 2 installments over the next 6 months in exchange for equity ownership in a joint venture with UMC. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. The Company also has bank lines of credit which may be utilized to provide additional cash.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed in this report are forward looking statements which involve risks and uncertainties that could cause actual results to differ from those indicated by such forward looking statements. Such risks and uncertainties include but are not limited to those set forth below. In any event, the matters set forth below should be carefully considered when evaluating the Company's business and prospects.

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

     Dependence on Single Product Line and PC Industry. In 1995 and 1996, sales of PC audio semiconductors accounted for approximately 98% and 92%, respectively, of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a majority of its net revenues for the foreseeable future. Any reduction in ASPs for audio products or demand for the Company's audio semiconductors, whether because of a reduction in demand for PCs in general or PC audio, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is currently engaged in the development and introduction of new PC audio products as well as new multimedia products for the PC and consumer markets that provide capabilities such as video and fax/ modem/voice applications. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's audio products are sold for incorporation into multimedia desktop and notebook computers. ESS audio semiconductors are incorporated into motherboards by multimedia PC original equipment manufacturers ("OEMs") or in add-in sound cards. Therefore, the Company is heavily dependent on the continued growth of the markets for multimedia desktop and notebook computers and multimedia applications utilizing high quality audio. There can be no assurance that these markets will be able to sustain continued growth. A slowing in unit volume and a decrease in ASPs could result in a decline in market revenues in the PC industry which could result in a corresponding decline in demand for the Company's products, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1.
Business -- Products."

     Importance of New Products and Technological Change. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by desktop and notebook computer manufacturers, the Company must anticipate market trends and performance and functionality requirements of such manufacturers and must successfully develop and manufacture products that meet these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to volume sales of new products, if any. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. The Company is currently engaged in the development of new PC audio products as well as new multimedia products that provide telephony capabilities such as fax/modem/voice and video applications. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item
I. Business -- Research and Development."

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

     Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In 1994, 1995 and 1996, sales to the Company's top five customers, including sales to the Company's international distributor, accounted for approximately 51%, 48% and 40% respectively, of the Company's net revenues. In 1994, two customers, Compaq and Western Publishing, accounted for approximately 20% and 14%, respectively, of the Company's net revenues. In 1995, Compaq and Universe Electron Corporation, the Company's Japanese distributor, each accounted for approximately 17% of the Company's net revenues. The decline in the percentage of sales attributable to Western Publishing reflects the Company's shift in product mix from toy and other consumer products to PC audio products. In 1996, Compaq and Universe Electron Corporation each accounted for approximately 12% and 13%, respectively, of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. While the Company has not experienced returns and allowances in excess of the Company's reserves, returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. The

Company expects that a limited number of customers may account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. For example, Compaq has been a significant customer of the Company since 1994. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected.

     Management of Growth. The Company has recently experienced significant growth in revenues and the addition of multiple product lines that require additional management systems and processes. To manage its future operations and growth effectively, the Company will need to continue to improve its operational, financial and management information systems, implement additional systems and controls, and hire, train, motivate, manage and retain its employees. There can be no assurance that the Company will be able to manage such growth effectively, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     International Operations. During 1994, 1995 and 1996, international sales, accounted for approximately 72%, 73% and 92% of the Company's net revenues, respectively. Substantially all of the Company's international sales were to customers in Taiwan, Japan, Hong Kong and Singapore. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. In particular, mainland China, which represents a large potential market for the Company's products, has recently experienced the death of its leader Deng Xiaoping. Should the death of Deng Xiaoping result in instability in the government, it is possible that sales to mainland China will be impeded. Such instability could also lead to disruption in the Company's ability to trade with Taiwan, which represents a majority of the Company's sales and is the location of its major foundries and two test facilities. Should such disruption occur, it is possible that purchases by Taiwanese customers will decline and semiconductor manufacturing in Taiwan will be impeded, cutting off the Company's main supply of guaranteed wafer production. This could also lead to capacity constraints at non-Taiwanese foundries. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors. As of January 31, 1997, Mr. Chan, together with his spouse, Annie M.H. Chan, a director of the Company and certain trusts for the benefit of the Chan's children and certain charities beneficially own, in the aggregate, approximately 41% of the Company's Common Stock. The future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. Recently, the Company has hired a number of key executives and management personnel. The loss of Mr. Chan, other key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

     Control by Existing Shareholders. As of January 31, 1997, Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors, together with his spouse, Annie M. H. Chan, a director of the Company, and certain other shareholders related to Mr. and Mrs. Chan owned, in the aggregate, 41% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company.

     Shares Eligible for Future Sale. As of January 31, 1997, the Company had approximately 38,307,036 shares of Common Stock outstanding. Of such shares, 22,406,639 shares are freely tradable and the remaining 15,900,397 shares are restricted shares ("Restricted Shares") under the Securities Act of 1933, as amended (the "Securities Act") and are eligible for sale in the public market, subject to certain volume and resale restrictions pursuant to Rule 144.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31,
        1996, 1995 and 1994

     Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ESS Technology, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of ESS Technology, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
San Jose, California
January 17, 1997

                              ESS TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                             (AMOUNTS IN THOUSANDS)

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                       1995             1996
                                                                     --------         --------
ASSETS
Current assets:
  Cash and cash equivalents......................................    $ 51,881         $ 49,055
  Short-term investments.........................................      26,243           20,149
  Accounts receivable, net.......................................      10,236           22,054
  Inventories....................................................      19,169           33,150
  Deferred income taxes..........................................       2,337            3,270
  Prepaid expenses and other assets..............................       2,271            6,338
                                                                      -------          -------
          Total current assets...................................     112,137          134,016
Property and equipment, net......................................      10,371           22,366
Other assets.....................................................      40,195           55,603
                                                                      -------          -------
                                                                     $162,703         $211,985
                                                                      =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..........................    $ 33,744         $ 58,433
  Income taxes payable...........................................       3,722            4,964
  Deferred income taxes..........................................       4,069            5,412
                                                                      -------          -------
          Total current liabilities..............................      41,535           68,809
                                                                      -------          -------
Long-term advances payable to foundries..........................      15,960               --
                                                                      -------          -------
          Total liabilities......................................      57,495           68,809
                                                                      -------          -------
Commitments and contingencies
  (Notes 8 and 9)
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding.................................          --               --
  Common stock, no par value, 100,000 shares authorized;
     35,473 and 38,127 shares issued and outstanding at
     December 31, 1995 and 1996, respectively....................      66,891           98,655
  Deferred compensation related to stock options.................         (60)              --
  Retained earnings..............................................      38,377           44,521
                                                                      -------          -------
          Total shareholders' equity.............................     105,208          143,176
                                                                      -------          -------
Total liabilities and shareholders' equity.......................    $162,703         $211,985
                                                                      =======          =======

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1994         1995         1996
                                                              -------     --------     --------
Net revenues................................................  $33,435     $105,744     $226,455
Cost of revenues............................................   12,047       39,584      106,818
                                                              -------      -------     --------
  Gross profit..............................................   21,388       66,160      119,637
Operating expenses:
  Research and development..................................    3,711        8,665       20,270
  Research and development in-process.......................       --           --       30,355
  Selling, general and administrative.......................    3,233        9,758       16,814
                                                              -------      -------     --------
Operating income............................................   14,444       47,737       52,198
Interest expense............................................     (164)          --           --
Interest income.............................................      305        1,348        2,276
Gain on short-term investments..............................      142        1,346          965
                                                              -------      -------     --------
Income before provision for income taxes....................   14,727       50,431       55,439
Provision for income taxes..................................   (6,346)     (20,545)     (33,813)
                                                              -------      -------     --------
Net income..................................................  $ 8,381     $ 29,886     $ 21,626
                                                              =======      =======     ========
Net income per share........................................  $  0.22     $   0.79     $   0.52
                                                              =======      =======     ========
Weighted average common and common equivalent shares........   37,413       37,775       41,588
                                                              =======      =======     ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (AMOUNTS IN THOUSANDS)

                                                    COMMON STOCK
                                                  -----------------       DEFERRED       RETAINED
                                                  SHARES    AMOUNT      COMPOSITION      EARNINGS      TOTAL
                                                  ------    -------     ------------     --------     --------
Balance at December 31, 1993....................  29,126    $ 5,959       $   (180)      $    110     $  5,889
  Issuance of common stock upon exercise of
     options....................................   1,122        128             --             --          128
  Amortization of deferred compensation.........      --         --             60             --           60
  Net income....................................      --         --             --          8,381        8,381
                                                  ------    --------         -----        -------     --------
Balance at December 31, 1994....................  30,248      6,087           (120)         8,491       14,458
  Issuance of common stock in initial public
     offering, net of issuance costs of
     $1,081.....................................   4,428     60,682             --             --       60,682
  Issuance of common stock upon exercise of
     options....................................     797        122             --             --          122
  Amortization of deferred compensation.........      --         --             60             --           60
  Net income....................................      --         --             --         29,886       29,886
                                                  ------    --------         -----        -------     --------
Balance at December 31, 1995....................  35,473     66,891            (60)        38,377      105,208
  Issuance of common stock upon exercise of
     options....................................   3,667      3,152             --             --        3,152
  Issuance of common stock for acquisitions.....     743     23,352             --             --       23,352
  Issuance of common stock for employee stock
     purchase plan..............................      47        621             --             --          621
  Amortization of deferred compensation.........      --         --             60             --           60
  Repurchase of common stock....................  (1,803)    (4,249)            --        (15,482)     (19,731)
  Income tax benefit on disqualifying
     disposition of common stock options........      --      8,888             --                       8,888
  Net income....................................      --         --             --         21,626       21,626
                                                  ------    --------         -----        -------     --------
Balance at December 31, 1996....................  38,127    $98,655             --       $ 44,521     $143,176
                                                  ======    ========         =====        =======     ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (AMOUNTS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1994         1995         1996
                                                              -------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income................................................  $ 8,381     $ 29,886     $ 21,626
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      656          934        3,234
     Charges for research and development in-process........       --           --       30,355
     Gain on sale of short-term investments.................     (142)      (1,346)        (965)
     Deemed compensation expense and compensation related
       to stock options.....................................       60           60           60
     Change in assets and liabilities (net of effect of
       VideoCore and OSEE acquisitions):
       Accounts receivable..................................   (2,889)      (5,935)     (11,818)
       Inventories..........................................   (2,970)     (15,140)     (13,969)
       Deferred income taxes................................     (654)      (1,061)      (1,430)
       Prepaid expenses and other assets ...................      (45)     (41,837)     (15,969)
       Accounts payable and accrued expenses................    1,558       31,073       24,082
       Long-term advances payable to foundries..............       --       15,960           --
       Income taxes payable.................................    1,199          906        1,242
                                                              -------     --------     --------
          Net cash provided by (used in) operating
            activities......................................    5,154       13,500       36,448
                                                              -------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................   (1,067)      (8,386)     (14,015)
  Sale of marketable equity securities......................    1,261        1,346       17,435
  Purchase of short-term investments........................       --      (26,243)     (10,376)
  Payments associated with capacity commitments.............       --           --      (15,960)
  Cash paid for acquisition of VideoCore and OSEE...........       --           --       (9,288)
                                                              -------     --------     --------
          Net cash provided by (used in) investing
            activities......................................      194      (33,283)     (32,204)
                                                              -------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term debt..............................   (2,730)          --           --
  Repurchase of common stock................................       --           --      (19,731)
  Issuance of common stock..................................      128       60,804        3,773
  Income tax benefit on disqualifying disposition of common
     stock options..........................................       --           --        8,888
                                                              -------     --------     --------
          Net cash provided by (used in) financing
            activities......................................   (2,602)      60,804       (7,070)
                                                              -------     --------     --------
Net increase (decrease) in cash and cash equivalents........    2,746       41,021       (2,826)
Cash and cash equivalents at beginning of period............    8,114       10,860       51,881
                                                              -------     --------     --------
Cash and cash equivalents at end of period..................  $10,860     $ 51,881     $ 49,055
                                                              =======     ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Common stock issued for VideoCore and OSEE acquisitions...  $    --     $     --     $ 23,352
  Cash paid for interest....................................  $   307     $     --     $     --
  Cash paid for income taxes................................  $ 5,887     $ 20,702     $ 23,576
                                                              =======     ========     ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     ESS Technology, Inc. (the "Company") was incorporated in California in February 1984. The Company and its wholly-owned subsidiaries design, develop and market highly integrated mixed signal semiconductors and software solutions for multimedia applications in the PC and consumer marketplaces.

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

     All of the Company's short-term investments, comprising primarily debt instruments with contractual maturities of less than two years have been classified as available for sale. Management determines the appropriate classification of securities at the time of purchase and reevaluates the classification at each reporting date. Interest income is accrued as earned. At December 31, 1996, the fair value of the Company's investments approximated cost.

  Inventories

     Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives that range from 3 to 5 years for machinery and equipment and furniture and fixtures and 4 to 30 years for buildings and building improvements.

  Revenue Recognition

     Revenue from product sales is recognized at the time of shipment. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products held by the distributor. Reserves for estimated returns and price adjustments are provided at the time revenue

                              ESS TECHNOLOGY, INC.

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

  Stock Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Company's policy is to grant stock options with an exercise price equal to the quoted market price of the Company's stock on the day prior to the grant date. In 1996, the Company adopted SFAS 123, "Accounting for Stock Based Compensation" for disclosure purpose.

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

                              ESS TECHNOLOGY, INC.

2.  BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1995        1996
                                                                           -------     -------
Cash and cash equivalents:
  Cash and money market accounts.......................................    $15,693     $46,569
  Municipal notes and bonds............................................     36,088       2,386
  Certificates of deposit..............................................        100         100
                                                                           -------     -------
                                                                           $51,881     $49,055
                                                                           =======     =======
Short-term investments:
  Municipal notes and bonds............................................    $26,243     $20,149
                                                                           =======     =======
Accounts receivable:
  Accounts receivable..................................................    $10,339     $22,540
  Less: allowance for doubtful accounts................................       (103)       (486)
                                                                           -------     -------
                                                                           $10,236     $22,054
                                                                           =======     =======
Inventories:
  Raw materials........................................................    $ 2,790     $ 2,192
  Work-in-process......................................................      9,277      14,302
  Finished goods.......................................................      7,983      18,797
                                                                           -------     -------
  Gross inventories....................................................     20,050      35,291
  Less: inventory reserves.............................................       (881)     (2,141)
                                                                           -------     -------
                                                                           $19,169     $33,150
                                                                           =======     =======
Property and equipment:
  Land.................................................................    $ 4,128     $ 4,128
  Buildings and building improvements..................................      2,144      11,809
  Machinery and equipment..............................................      6,451      10,601
  Furniture and fixtures...............................................        298         618
                                                                           -------     -------
  Cost of property and equipment.......................................     13,021      27,156
  Less: accumulated depreciation and amortization......................     (2,650)     (4,790)
                                                                           -------     -------
                                                                           $10,371     $22,366
                                                                           =======     =======
Other assets:
  Foundry prepayments and investments..................................    $37,184     $50,057
  Prepaid license fees.................................................      2,773       1,350
  Covenants not to compete.............................................         --       3,507
  Other................................................................        238         689
                                                                           -------     -------
                                                                           $40,195     $55,603
                                                                           =======     =======
Accounts payable and accrued expenses:
  Accounts payable.....................................................    $ 7,588     $22,597
  Accrued compensation costs...........................................      1,051       2,513
  Advances payable to vendors..........................................     22,904      28,929
  Accrued commission and royalties.....................................        490       2,074
  Other accrued liabilities............................................      1,711       2,320
                                                                           -------     -------
                                                                           $33,744     $58,433
                                                                           =======     =======

                              ESS TECHNOLOGY, INC.

3.  DEBT

     On November 16, 1995, the Company entered into an unsecured short-term line of credit agreement with a foreign bank totaling $10 million which expires on March 31, 1997. Under the terms of the agreement, the Company may borrow at a fixed rate of LIBOR plus 1% or a variable rate at the foreign bank's reference rate minus 1%. On May 15, 1996, the Company entered into a second unsecured short-term line of credit agreement totaling $10 million which expires on May 1, 1997. Under the terms of the agreement, the Company may borrow at a variable rate of either LIBOR plus 1% or at the bank's reference rate minus 1%. Both lines of credit require the Company to achieve certain financial ratios and operating results, and the Company was in compliance with the financial covenants at December 31, 1996. There were no borrowings under the lines of credit as of December 31, 1996.

4.  INCOME TAXES

     Income before provision for income taxes consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1994        1995        1996
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Domestic......................................  $13,385     $50,363     $55,191
        Foreign.......................................    1,342          68         248
                                                        -------     -------     -------
                                                        $14,727     $50,431     $55,439
                                                        =======     =======     =======

     Provision for income taxes consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                          1994       1995        1996
                                                         ------     -------     -------
                                                                 (IN THOUSANDS)
        Current:
          Federal......................................  $5,358     $18,382     $29,406
          State........................................   1,415       3,200       3,955
          Foreign......................................     228          24          42
                                                         ------     -------     -------
                                                          7,001      21,606      33,403
                                                         ------     -------     -------
        Deferred:
          Federal......................................    (663)     (1,056)        330
          State........................................       8          (5)         80
                                                         ------     -------     -------
                                                           (655)     (1,061)        410
                                                         ------     -------     -------
                  Total................................  $6,346     $20,545     $33,813
                                                         ======     =======     =======

                              ESS TECHNOLOGY, INC.

     A reconciliation between the provision for income taxes computed at the federal statutory rate of 35% for the year ended December 31, 1994, 1995 and 1996 and the provision for income taxes is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1994       1995        1996
                                                             ------     -------     -------
                                                                     (IN THOUSANDS)
    Provision at statutory rate............................  $5,154     $17,651     $19,404
    Lower rates on earnings of foreign subsidiary..........    (310)         --          --
    Unremitted earnings of foreign subsidiary..............     310          --          --
    State income taxes, net of federal tax benefit.........     904       3,048       1,843
    Tax-exempt interest income.............................      --          --        (509)
    General business credit................................      --          --        (371)
    Nondeductible research and development costs...........      --          --      12,758
    Other..................................................     288        (154)        688
                                                             ------     -------     -------
    Provision for income taxes.............................  $6,346     $20,545     $33,813
                                                             ======     =======     =======

     Deferred tax assets (liabilities) are comprised of the following:

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                       -------------------
                                                                        1995        1996
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    State income taxes...............................................  $ 1,000     $   974
    Accounts receivable and inventory reserves.......................      374       1,006
    Accrued expenses.................................................      195         754
    Legal reserves and other.........................................      768         536
                                                                       -------     -------
         Total deferred tax assets...................................    2,337       3,270
    Unremitted earnings of foreign subsidiary........................   (4,069)     (4,069)
    Covenant not to compete..........................................       --      (1,343)
                                                                       -------     -------
         Net deferred tax liability..................................  $(1,732)    $(2,142)
                                                                       =======     =======

     The Internal Revenue Service completed its examination of the Company's federal income tax returns for 1991 to 1993. The outcome of these examinations had no material adverse impact on the Company's financial position or results of operations.

5.  SHAREHOLDERS' EQUITY

  Common Stock

     On July 15, 1996, the Company's Board of Directors authorized repurchase at management's discretion of up to 2.0 million of the Company's shares of common stock over the subsequent 12 months at market prices and as the market and business conditions warrant. At December 31, 1996, the Company had repurchased 1,802,500 shares at market prices ranging from $9.41 to $16.75 per share.

  1986 Stock Option Plan

     In February 1986, the Company adopted the 1986 Stock Option Plan (the "1986 Plan"). Under the 1986 Plan, 3,600,000 shares of common stock were reserved for issuance to employees, consultants and investors as approved by the Board of Directors. The 1986 Plan provides for incentive stock options and the Board may terminate the 1986 Plan at any time. Options under the Plan are granted, subject to certain conditions, at estimated fair value as determined by the Board of Directors. Options granted under the 1986 Plan generally

                              ESS TECHNOLOGY, INC.

vest 25% each year after the date of grant. Options are adjusted on a pro rata basis for certain changes in the capitalization of the Company, such as stock splits and stock dividends. In addition, the outstanding options issued under the 1986 Plan terminate within 90 days after termination of an option holder's employment with the Company.

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

     In September of 1996, the Company canceled 326,000 shares under the Incentive Plan with exercise prices greater than $14.75 and reissued the options with an exercise price of $14.75.

  Employee Stock Purchase Plan

     In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 225,000 shares of the Company's Common Stock for issuance thereunder. The Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions.

  Directors Plan

     In August 1995, the Company adopted the Directors Plan and reserved a total of 300,000 shares of the Company's Common Stock for issuance thereunder. The Directors Plan allows for granting of stock options to members of the Board of Directors of the Company.

                              ESS TECHNOLOGY, INC.

  Stock Based Compensation:

     Transactions under the Company's various Stock Option Plans are summarized as follows (in thousands except per share amounts):

                               1986     1992     INCENTIVE   EXECUTIVE   DIRECTORS            WEIGHTED AVERAGE
                               PLAN     PLAN       PLAN        PLAN        PLAN      TOTAL     EXERCISE PRICE
                               -----   -------   ---------   ---------   ---------   ------   ----------------
Outstanding at December 31,
  1993.......................    936     3,508         0       1,485          0       5,929       $   0.31
Grants.......................      0     2,051         0           0          0       2,051           1.40
Exercise.....................   (216)      (96)        0        (810)         0      (1,122)          0.11
Canceled.....................    (22)   (1,023)        0           0          0      (1,045)          0.75
                                ----    ------     -----       -----       ----      ------          -----
Outstanding at December 31,
  1994.......................    698     4,440         0         675          0       5,813           0.65
Grants.......................      0     2,014        34           0          0       2,048           5.88
Exercise.....................    (41)      (83)        0        (675)         0        (799)          0.15
Canceled.....................      0      (295)        0           0          0        (295)          4.97
                                ----    ------     -----       -----       ----      ------          -----
Outstanding at December 31,
  1995.......................    657     6,076        34           0          0       6,767           2.11
Grants.......................      0         0     2,560           0         35       2,595          15.79
Exercise.....................   (634)   (3,021)      (11)          0          0      (3,666)          0.85
Canceled.....................      0      (325)     (538)          0          0        (863)         13.79
                                ----    ------     -----       -----       ----      ------          -----
Outstanding at December 31,
  1996.......................     23     2,730     2,045           0         35       4,833       $   8.30

     The options exercisable at December 31, 1996 was 786,000. The weighted average grant date fair value of options granted during the years ended December 31, 1995 and 1996 were $2.16 and $8.68, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                         OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                     ------------------------------------------------------------     --------------------------------------
                          NUMBER                                                           NUMBER
                      OUTSTANDING AT       AVERAGE REMAINING                           EXERCISABLE AT
    RANGE OF         DECEMBER 31, 1996     CONTRACTUAL LIFE      WEIGHTED AVERAGE     DECEMBER 31, 1996     WEIGHTED AVERAGE
EXERCISE PRICES       (IN THOUSANDS)            (YEARS)           EXERCISE PRICE       (IN THOUSANDS)        EXERCISE PRICE
----------------     -----------------     -----------------     ----------------     -----------------     ----------------
 $ 0.06 - $ 1.40           1,547                  5.51               $   1.10                550                $   1.10
   2.67 -  10.28           1,393                  6.69                   6.08                128                    3.23
  10.67 -  20.25           1,832                  7.12                  15.75                108                   12.25
  20.38 -  29.88              61                  7.56                  21.13                  0                    0.00
                           -----                  ----               --------                ---                --------
 $ 0.06 - $29.88           4,833                  6.48               $   8.30                786                $   2.98
                           =====                  ====               ========                ===                ========

                              ESS TECHNOLOGY, INC.

  Fair Value Disclosures

     The Company's net income (loss) and pro forma net income per share would have been as follows had compensation costs for options granted in 1995 and 1996 under the Company's option plans been determined based on the fair value at the grant dates, as prescribed in FAS 123, (in thousands except per share amounts):

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1995        1996
                                                                           -------     -------
Net income (loss:)
  As reported............................................................  $29,886     $21,626
  Pro forma..............................................................  $29,454     $18,902
Net income per share
  As reported............................................................  $  0.79     $  0.52
  Pro forma..............................................................  $  0.78     $  0.46

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for both periods; expected volatility of 0% for the period between January 1, 1995 through October 5, 1995 (the date of the initial public offering), expected volatility of 65% to 69% for the period between October 6, 1995 and December 31, 1995 and 63% to 65% for the year ended December 31, 1996; risk-free interest rates of 5.51% to 7.05% during the year ended December 31, 1995 and 5.97% to 6.69% for options granted during the year ended December 31, 1996; and a weighted average expected option term of 5 years for both periods.

     Sales under the Purchase Plan in 1996 were approximately 47,000 shares at average price of $13.19 per share. Compensation cost (included in pro forma net income and net income per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions for 1995 and 1996, respectively: an expected life of six months for both periods; expected volatility of 63% and 69%; expected dividend yield of 0% for both periods and risk-free interest rate of 5.81% and 5.31%. The weighted average estimated grant date fair value, as defined by SFAS 123, of rights to purchase stock under the Purchase Plan in 1995 and 1996 were $7.50 and $5.34 per share, respectively.

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

6.  INDUSTRY SEGMENT AND FOREIGN OPERATIONS

     The Company and its wholly-owned subsidiaries are engaged in the design, manufacture and marketing of semiconductors and software solutions for multimedia applications in the PC and consumer marketplaces. Sales and purchase transactions are generally denominated in U.S. dollars.

                              ESS TECHNOLOGY, INC.

     The following is a summary of the Company's geographic operations:

                                               ESS (U.S.)
                                   ----------------------------------                        INTERCOMPANY
                                   DOMESTIC     FOREIGN       TOTAL       ESS (FAR EAST)     ELIMINATIONS     CONSOLIDATED
                                   --------     --------     --------     --------------     ------------     ------------
                                                                   (AMOUNTS IN THOUSANDS)
Year ended December 31, 1994:
  Net revenues...................  $ 9,311      $ 19,001     $ 28,312         $5,300            $ (177)         $ 33,435
  Income from operations.........       --            --       13,446            998                --            14,444
  Identifiable assets............       --            --       18,621          5,412               (19)           24,014
Year ended December 31, 1995:
  Net revenues...................  $29,024      $ 76,720     $105,744             --                --          $105,744
  Income from operations.........       --            --       47,737             --                --            47,737
  Identifiable assets............       --            --      157,181          5,522                --           162,703
Year ended December 31, 1996:
  Net revenues...................  $18,790      $207,665     $226,455             --                --          $226,455
  Income from operations.........       --            --       52,198             --                --            52,198
  Identifiable assets............       --            --      206,012         $5,973                --           211,985

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

                                                                  YEAR ENDED DECEMBER
                                                                          31,
                                                                 ----------------------
                                                                 1994     1995     1996
                                                                 ----     ----     ----
        Compaq Computer......................................     20%      17%      12%
        Western Publishing...................................     14%      --       --
        Universe Electron....................................      8%      17%      13%

     A majority of the Company's trade receivables are derived from sales to manufacturers of computer systems. The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers' financial condition and generally, requires letters of credit from international customers. The Company maintains an allowance for doubtful accounts on its receivables based upon the expected collectibility of all accounts receivable. To date, the Company has not incurred any significant losses due to uncollectible accounts receivable. At December 31, 1996 and 1995, approximately 30% and 35%, respectively, of trade accounts receivable represent amounts due from two customers.

8.  LITIGATION

     In March 1995, the Company was served with a patent infringement claim in which Yamaha Corporation ("Yamaha") claimed that the Company's ESFM products infringe upon patents held by Yamaha. The complaint sought an injunction against future infringement, damages for past infringement, fees and costs. If

                              ESS TECHNOLOGY, INC.

the Company had been found to be infringing a valid Yamaha patent, then the Company might have been required to cease the sale of ESFM products, which represent a significant portion of the Company's revenues.

     Management had investigated Yamaha's claims and discussed them with its patent counsel, who was consulted early during the design and development of the allegedly infringing ESFM products. On May 1, 1995, the U.S. District Court in Los Angeles denied the plaintiff's request for a preliminary injunction. Yamaha appealed the District Court's denial of the request for preliminary injunction to the U.S. Court of Appeals for the Federal Circuit. The hearing at the Federal Circuit took place on January 8, 1996, and on March 29, 1996 that Court confirmed the denial of the request for preliminary injunction.

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

     On May 17, 1996, the Company and Yamaha settled all patent infringement litigation between the two companies. The settlement agreement did not have a material adverse effect on the Company's financial position or results of operations.

9.  WAFER CAPACITY COMMITMENTS

     In November 1995, the Company entered into agreements with two wafer foundries, TSMC and UMC, in which the Company secured access to additional manufacturing capacity and to certain technology.

     Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million over two years as deposits for wafers through 1999. The cash requirements associated with this agreement are two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes in the sum of $32 million securing these payments. The Company made the first $16 million installment payment by making payments of $12.6 million and $3.4 million on June 28 and July 1, 1996, respectively. The Company also obtained an option to expand the TSMC wafer capacity commitments further for years 1997 through 2000. If the Company exercises its option to commit TSMC to additional wafer capacity, the Company would be committed to an additional $30.8 million in deposits to be paid in two $15.4 million payments due on June 30, 1997 and 1998. If the Company is not able to use, assign, or sell the additional wafer quantities, a portion of the deposits may be forfeited.

     Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company will invest approximately $26.4 million in three installments over the projected eighteen-month period required to build the facility. The Company made the first installment payment of $6.9 million and accrued for the second installment payment of $13.0 million in 1996. The Company will invest the remaining installment of $6.5 million during the next six months. Under the terms of the agreement, the Company will receive a 5% equity ownership in the joint venture company and certain capacity rights.

10.  ACQUISITIONS AND RELATED CHARGES

     On January 3, 1996, the Company completed its acquisition of VideoCore Technology, Inc. ("VideoCore"), a California based company, pursuant to which the Company acquired all of the outstanding capital stock of VideoCore in exchange for approximately 525,000 shares of the Company's common stock and $5.7 million in cash. VideoCore, now a wholly owned subsidiary of the Company, is developing integrated circuits which will incorporate advanced compression technology for digital video products. On March 29, 1996, the Company completed its acquisition of OSEE Technology, Inc. ("OSEE"), a California based company,

                              ESS TECHNOLOGY, INC.

pursuant to which the Company acquired all of the outstanding capital stock of OSEE in exchange for approximately 217,000 shares of the Company's common stock and $3.6 million in cash. Also outstanding stock options of OSEE were exchanged for 85,000 stock options of the Company. OSEE, now a wholly owned subsidiary of the Company, is a developer of advanced fax/modem V.34 and V.34bis algorithm technology which will enable the Company to provide modem and computer fax/modem applications on the Company's multimedia processor.

     The purchase price of these companies was allocated to assets acquired and facilities assumed based upon the book value of VideoCore's and OSEE's current assets, equipment and facilities, which management believes approximates their fair value, and independent appraisal for all other identifiable assets as follows:

                                                                         (IN THOUSANDS)
        Research and development in-process............................     $ 30,355
        Covenants not to compete.......................................        4,600
        Current assets.................................................           12
        Property and equipment.........................................          120
        Current liabilities assumed....................................         (607)
        Other liabilities assumed......................................       (1,840)
                                                                             -------
                                                                            $ 32,640
                                                                             =======

     These acquisitions were recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisitions have been included from the applicable dates of acquisition. The acquired research and development in-process aggregating $30.4 million was charged to expense in the first quarter of 1996. Additionally, the pro forma effect of these acquisitions was not significant on the Company's reported operating results for 1996 or 1995.

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

                                                 1995                                        1996
                               ----------------------------------------    -----------------------------------------
                                                      SEPT.                                        SEPT.
                               MAR. 31    JUNE 30      30       DEC. 31    MAR. 31     JUNE 30      30       DEC. 31
                               -------    -------    -------    -------    --------    -------    -------    -------
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.................  $16,141    $21,363    $31,389    $36,851    $ 41,188    $48,450    $60,138    $76,679
Cost of revenues.............    5,168      8,115     11,431     14,871      17,637     21,889     29,540     37,752
                               -------    -------    -------    -------     -------    -------    -------    -------
  Gross profit...............   10,973     13,248     19,958     21,980      23,551     26,561     30,598     38,927
Operating expenses:
  Research and development...    1,229      2,110      2,666      2,659       3,631      4,551      5,577      6,511
  Research and development
    in-process...............       --         --         --         --      30,355         --         --         --
  Selling, general and
    administrative...........    3,040      1,949      1,920      2,849       2,935      3,253      4,352      6,274
                               -------    -------    -------    -------     -------    -------    -------    -------
Operating income (loss)......    6,704      9,189     15,372     16,472     (13,370)    18,757     20,669     26,142
Nonoperating income
  (expense), net.............      359        439        602      1,295         699        640        418      1,484
                               -------    -------    -------    -------     -------    -------    -------    -------
Income (loss) before income
  taxes......................    7,063      9,628     15,974     17,767     (12,671)    19,397     21,087     27,626
Provision for income taxes...   (2,896)    (3,952)    (6,530)    (7,167)     (7,250)    (7,565)    (8,224)   (10,774)
                               -------    -------    -------    -------     -------    -------    -------    -------
Net income (loss)............  $ 4,167    $ 5,676    $ 9,444    $10,600    $(19,921)   $11,832    $12,863    $16,852
                               =======    =======    =======    =======     =======    =======    =======    =======
Net income (loss) per
  share......................  $  0.11    $  0.15    $  0.26    $  0.26    $  (0.55)   $  0.28    $  0.31    $  0.41
                               =======    =======    =======    =======     =======    =======    =======    =======
Weighted average common and
  common equivalent shares...   36,775     37,323     36,940     41,544      36,234     42,414     41,128     41,011
                               =======    =======    =======    =======     =======    =======    =======    =======

     The following table sets forth the above quarterly financial information as a percentage of net revenues:

                                                  1995                                        1996
                                ----------------------------------------    ----------------------------------------
                                                       SEPT.                                       SEPT.
                                MAR. 31    JUNE 30      30       DEC. 31    MAR. 31    JUNE 30      30       DEC. 31
                                -------    -------    -------    -------    -------    -------    -------    -------
Net revenues..................    100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Cost of revenues..............     32.0       38.0       36.4       40.4       42.8       45.2       49.1       49.2
                                  -----      -----      -----      -----      -----      -----      -----      -----
  Gross margin................     68.0       62.0       63.6       59.6       57.2       54.8       50.9       50.8
Operating expenses:
  Research and development....      7.6        9.9        8.5        7.2        8.8        9.4        9.3        8.5
  Research and development in-
    process...................       --         --         --         --       73.7         --         --         --
  Selling, general and
    administrative............     18.9        9.1        6.1        7.7        7.2        6.7        7.2        8.2
                                  -----      -----      -----      -----      -----      -----      -----      -----
Operating income (loss).......     41.5       43.0       49.0       44.7      (32.5)      38.7       34.4       34.1
Nonoperating income
  (expense), net..............      2.2        2.0        1.9        3.5        1.7        1.3        0.7        1.9
                                  -----      -----      -----      -----      -----      -----      -----      -----
Income (loss) before income
  taxes.......................     43.7       45.0       50.9       48.2      (30.8)      40.0       35.1       36.0
Provision for income taxes....    (17.9)     (18.0)     (20.8)     (19.4)     (17.6)     (15.6)     (13.7)     (14.0)
                                  -----      -----      -----      -----      -----      -----      -----      -----
Net income (loss).............     25.8%      27.0%      30.1%      28.8%     (48.4%)     24.4%      21.4%      22.0%
                                  =====      =====      =====      =====      =====      =====      =====      =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Proposal No. 1 -- Election of Directors -- Directors/Nominees."

     The information concerning the Company's executive officers required by this Item is incorporated by reference herein to Part I, Item 4A, entitled "Executive Officers of the Registrant" on page 12 of this Report.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

     1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of ESS Technology, Inc. are included in Item 8.

     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 1996 and 1995
     Consolidated Statements of Operations for the years ended December 31, 1996,
       1995 and 1994
     Consolidated Statements of Shareholders' Equity for the years ended December 31,
       1996, 1995 and 1994
     Consolidated Statements of Cash Flows for the years ended December 31,
1996,
       1995 and 1994

     Notes to Consolidated Financial Statements

     2. FINANCIAL STATEMENT SCHEDULES. Financial statement schedules have been omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or Notes thereto.

     3. EXHIBITS

EXHIBIT
NUMBER                                          EXHIBIT TITLE
------       -----------------------------------------------------------------------------------
  2.01    -- Agreement and Plan of Reorganization dated December 12, 1995 among Registrant, ESS
             Acquisition Corporation and VideoCore Technology, Inc. ("VideoCore") (Incorporated
             herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K
             dated January 17, 1996 (the "Form 8-K")).
  2.02    -- Agreement of Merger dated as of January 3, 1996 among Registrant, ESS Acquisition
             Corporation and VideoCore. (Incorporated herein by reference to Exhibit 2.2 to the
             Form 8-K).
  3.01    -- Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit
             3.01 to the Registrant's Form S-1 registration statement (File No. 33-95388)
             declared effective by the Securities and Exchange Commission on October 5, 1995
             (the "Form S-1")).
  3.02    -- Registrant's Bylaws (Incorporated herein by reference to Exhibit 3.02 to the Form
             S-1).
  4.01    -- Form of Specimen Certificate for Registrant's Common Stock (Incorporated herein by reference to Exhibit 4.01 to the Form S-1).
  4.02    -- Reference is made to Exhibit 3.01.
  4.03    -- Registrant's Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form
             S-1).
 10.01    -- Registrant's 1986 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.01 to the Form S-1).*
 10.02    -- Registrant's 1992 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.02 to the Form S-1).*
 10.03    -- Registrant's 1995 Equity Incentive Plan and related documents (Incorporated herein by reference to Exhibit 10.03 to the Form S-1).*
 10.04    -- Registrant's 1995 Directors Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
 10.05    -- Registrant's 1995 Employee Stock Purchase Plan and related documents (Incorporated herein by reference to Exhibit 10.05 to the Form S-1).*
 10.06    -- Registrant's Amended 401(k) Plan (Incorporated herein by reference to Exhibit 10.06 to the Form S-1).*
 10.07    -- Registrant's Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form
             S-1).

EXHIBIT
NUMBER                                          EXHIBIT TITLE
------       -----------------------------------------------------------------------------------
 10.08    -- Stock Transfer Agreement dated May 22, 1995 among WK Technology Fund, WK Technology
             Fund II, WK Technology Fund III, Fred S.L. Chan, Annie M.H. Chan and Fred S.L. and
             Annie M.H. Chan Charitable Trust, dated November 20, 1992 (Incorporated herein by reference to Exhibit 10.08 to the Form S-1).
 10.09    -- Stock Transfer Agreement dated May 22, 1995 among Technology Associates
             Corporation, Tekkang Management Consulting Inc., Kummell Investments Limited, Fred
             S.L. Chan, Annie M.H. Chan and Fred S.L. and Annie M.H. Chan Charitable Trust,
             dated November 20, 1992 (Incorporated herein by reference to Exhibit 10.09 to the
             Form S-1).
 10.10    -- Stock Transfer Agreement dated May 22, 1995 among Universe Electron Corporation,
             Fred S.L. Chan, Annie M.H. Chan and Fred S.L. and Annie M.H. Chan Charitable Trust,
             dated November 20, 1992 (Incorporated herein by reference to Exhibit 10.10 to the
             Form S-1).
 10.11    -- Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the
             Form S-1).
 10.12    -- Sublease dated October 15, 1992 between Raychem Corporation (as successor in interest to Remtek Corporation) and Registrant, as amended November 1, 1993, and
             September 1, 1994; Master Lease dated April 11, 1986 between Renco Equities III and
             Remtek Corporation, as amended January 29, 1994; and Option to Renew Lease dated
             January 25, 1989 between Renco Equities III and Remtek Corporation (Incorporated
             herein by reference to Exhibit 10.12 to the Form S-1).
 10.13    -- Standard Industrial/Commercial Multi-Tenant Lease -- Modified Net dated April 3,
             1995 between Gagos Living Trust and Registrant, as amended May 1, 1995; and
             Addendum thereto dated as of April 8, 1995 (Incorporated herein by reference to
             Exhibit 10.13 to the Form S-1).
 10.14    -- Real Property Purchase Agreement and Deposit Receipt dated July 5, 1995 between
             King & Lyons and Registrant (Incorporated herein by reference to Exhibit 10.14 to the Form S-1).
 10.15    -- License Agreement dated November 12, 1987 among Forrest S. Mozer, Registrant and
             Sharp Kabushiki Kaisha (Incorporated herein by reference to Exhibit 10.15 to the
             Form S-1).**
 10.16    -- License Agreement dated September 20, 1991 between Registrant and Zilog, Inc.
             (Incorporated herein by reference to Exhibit 10.16 to the Form S-1).**
 10.17    -- Software License Agreement dated July 18, 1995 among Registrant, Sensory Circuits,
             Inc. and Forrest Mozer (Incorporated herein by reference to Exhibit 10.17 to the
             Form S-1).**
 10.18    -- Foundry Agreement dated March 29, 1993 between Registrant and Integrated Circuit
             Works Incorporated (Incorporated herein by reference to Exhibit 10.18 to the Form
             S-1).**
 10.19    -- Purchase Agreement dated June 17, 1994 between Compaq Computer Corporation and
             Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**
 10.20    -- International Distributorship Agreement dated July 1, 1994 between Registrant and
             Universe Electron Corporation (Incorporated herein by reference to Exhibit 10.20 to the Form S-1).
 10.21    -- Option I Agreement between Registrant and Taiwan Semiconductor Manufacturing Co.,
             Ltd. ("TSMC") dated November 30, 1995, as amended December 28, 1995. (Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form
             10-K, dated February 29, 1996 as amended March 29, 1996 (the "1995 Form 10-K").***
 10.22    -- Option II Agreement between Registrant and TSMC dated November 30, 1995.
             (Incorporated herein by reference to Exhibit 10.22 to the 1995 Form 10-K).***
 10.23    -- Foundry Venture Agreement between Registrant and United Microelectronics
             Corporation ("UMC") dated November 28, 1995, as amended January 31, 1996.
             (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).***
 10.24    -- FabVen Foundry Capacity Agreement among FabVen, UMC and Registrant dated November
             28, 1995. (Incorporated herein by reference to Exhibit 10.24 to the 1995 Form
             10-K).***
 10.25    -- Form of Employment and Non-Competition Agreement among the Registrant, VideoCore and Jan Fandrianto dated December 12, 1995. (Incorporated herein by reference to
             Exhibit 2.1 to the Form 8-K).*
 10.26    -- Form of Employment and Non-Competition Agreement among the Registrant, VideoCore and Chi-Shin Wang dated December 12, 1995. (Incorporated herein by reference to
             Exhibit 2.1 to the Form 8-K).*

EXHIBIT
NUMBER                                          EXHIBIT TITLE
------       -----------------------------------------------------------------------------------
 10.27    -- Form of Employment Agreement and Promissory Note among the Registrant and John H.
             Barnet dated August 22 and September 16, 1996, respectively. (Incorporated herein by reference to Exhibit 10.27 to the Registrant's Report on Form 10-Q, dated
             November 14, 1996.)*
 10.28    -- Form of Consulting and Employment Agreements among the Registrant and Herbert J.
             Martin dated October 23, 1996.*
 10.29    -- Form of Termination and Consulting Agreements among the Registrant and Herbert J.
             Martin dated February 13, 1997.*
 11.01    -- Statement regarding computation of per share earnings.
 21.01    -- List of Registrant's subsidiaries.
 23.01    -- Consent of Independent Accountants.
 27.01    -- Financial Data Schedule.

---------------
  * Represents a management contract or compensatory plan of arrangement.

 ** Confidential treatment has been granted with respect to certain portions of this agreement.

*** Confidential treatment has been requested with respect to certain portions of this agreement.

     (b) Reports on Form 8-K: The Company did not file a report on Form 8-K during the quarter ended December 31, 1996.

     With the exception of the information incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESS TECHNOLOGY, INC.

Dated: March 18, 1997                     By:       /s/ JOHN H. BARNET
                                            ------------------------------------
                                                       John H. Barnet
                                              Vice President, Chief Financial
                                                           Officer
                                                       and Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                            EXHIBIT TITLE
------       ----------------------------------------------------------------------------------------
  2.01    -- Agreement and Plan of Reorganization dated December 12, 1995 among Registrant, ESS
             Acquisition Corporation and VideoCore Technology, Inc. ("VideoCore") (Incorporated
             herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
             January 17, 1996 (the "Form 8-K")).
  2.02    -- Agreement of Merger dated as of January 3, 1996 among Registrant, ESS Acquisition
             Corporation and VideoCore. (Incorporated herein by reference to Exhibit 2.2 to the Form
             8-K).
  3.01    -- Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant's Form S-1 registration statement (File No. 33-95388) declared effective by the Securities and Exchange Commission on October 5, 1995 (the "Form
             S-1")).
  3.02    -- Registrant's Bylaws (Incorporated herein by reference to Exhibit 3.02 to the Form S-1).
  4.01    -- Form of Specimen Certificate for Registrant's Common Stock (Incorporated herein by reference to Exhibit 4.01 to the Form S-1).
  4.02    -- Reference is made to Exhibit 3.01.
  4.03    -- Registrant's Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1).
 10.01    -- Registrant's 1986 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.01 to the Form S-1).*
 10.02    -- Registrant's 1992 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.02 to the Form S-1).*
 10.03    -- Registrant's 1995 Equity Incentive Plan and related documents (Incorporated herein by reference to Exhibit 10.03 to the Form S-1).*
 10.04    -- Registrant's 1995 Directors Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
 10.05    -- Registrant's 1995 Employee Stock Purchase Plan and related documents (Incorporated herein by reference to Exhibit 10.05 to the Form S-1).*
 10.06    -- Registrant's Amended 401(k) Plan (Incorporated herein by reference to Exhibit 10.06 to the Form S-1).*
 10.07    -- Registrant's Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1).
 10.08    -- Stock Transfer Agreement dated May 22, 1995 among WK Technology Fund, WK Technology Fund
             II, WK Technology Fund III, Fred S.L. Chan, Annie M.H. Chan and Fred S.L. and Annie M.H.
             Chan Charitable Trust, dated November 20, 1992 (Incorporated herein by reference to
             Exhibit 10.08 to the Form S-1).
 10.09    -- Stock Transfer Agreement dated May 22, 1995 among Technology Associates Corporation,
             Tekkang Management Consulting Inc., Kummell Investments Limited, Fred S.L. Chan, Annie
             M.H. Chan and Fred S.L. and Annie M.H. Chan Charitable Trust, dated November 20, 1992
             (Incorporated herein by reference to Exhibit 10.09 to the Form S-1).
 10.10    -- Stock Transfer Agreement dated May 22, 1995 among Universe Electron Corporation, Fred
             S.L. Chan, Annie M.H. Chan and Fred S.L. and Annie M.H. Chan Charitable Trust, dated
             November 20, 1992 (Incorporated herein by reference to Exhibit 10.10 to the Form S-1).
 10.11    -- Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
 10.12    -- Sublease dated October 15, 1992 between Raychem Corporation (as successor in interest to
             Remtek Corporation) and Registrant, as amended November 1, 1993, and September 1, 1994;
             Master Lease dated April 11, 1986 between Renco Equities III and Remtek Corporation, as amended January 29, 1994; and Option to Renew Lease dated January 25, 1989 between Renco
             Equities III and Remtek Corporation (Incorporated herein by reference to Exhibit 10.12 to the Form S-1).
 10.13    -- Standard Industrial/Commercial Multi-Tenant Lease -- Modified Net dated April 3, 1995 between Gagos Living Trust and Registrant, as amended May 1, 1995; and Addendum thereto dated as of April 8, 1995 (Incorporated herein by reference to Exhibit 10.13 to the Form
             S-1).
 10.14    -- Real Property Purchase Agreement and Deposit Receipt dated July 5, 1995 between King &
             Lyons and Registrant (Incorporated herein by reference to Exhibit 10.14 to the Form
             S-1).
 10.15    -- License Agreement dated November 12, 1987 among Forrest S. Mozer, Registrant and Sharp
             Kabushiki Kaisha (Incorporated herein by reference to Exhibit 10.15 to the Form S-1).**

EXHIBIT
NUMBER                                            EXHIBIT TITLE
------       ----------------------------------------------------------------------------------------
 10.16    -- License Agreement dated September 20, 1991 between Registrant and Zilog, Inc.
             (Incorporated herein by reference to Exhibit 10.16 to the Form S-1).**
 10.17    -- Software License Agreement dated July 18, 1995 among Registrant, Sensory Circuits, Inc.
             and Forrest Mozer (Incorporated herein by reference to Exhibit 10.17 to the Form S-1).**
 10.18    -- Foundry Agreement dated March 29, 1993 between Registrant and Integrated Circuit Works
             Incorporated (Incorporated herein by reference to Exhibit 10.18 to the Form S-1).**
 10.19    -- Purchase Agreement dated June 17, 1994 between Compaq Computer Corporation and
             Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**
 10.20    -- International Distributorship Agreement dated July 1, 1994 between Registrant and
             Universe Electron Corporation (Incorporated herein by reference to Exhibit 10.20 to the
             Form S-1).
 10.21    -- Option I Agreement between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.
             ("TSMC") dated November 30, 1995, as amended December 28, 1995. (Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K, dated
             February 29, 1996 as amended March 29, 1996 (the "1995 Form 10-K").***
 10.22    -- Option II Agreement between Registrant and TSMC dated November 30, 1995. (Incorporated herein by reference to Exhibit 10.22 to the 1995 Form 10-K).***
 10.23    -- Foundry Venture Agreement between Registrant and United Microelectronics Corporation
             ("UMC") dated November 28, 1995, as amended January 31, 1996. (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).***
 10.24    -- FabVen Foundry Capacity Agreement among FabVen, UMC and Registrant dated November 28,
             1995. (Incorporated herein by reference to Exhibit 10.24 to the 1995 Form 10-K).***
 10.25    -- Form of Employment and Non-Competition Agreement among the Registrant, VideoCore and Jan
             Fandrianto dated December 12, 1995. (Incorporated herein by reference to Exhibit 2.1 to the Form 8-K).*
 10.26    -- Form of Employment and Non-Competition Agreement among the Registrant, VideoCore and
             Chi-Shin Wang dated December 12, 1995. (Incorporated herein by reference to Exhibit 2.1 to the Form 8-K).*
 10.27    -- Form of Employment Agreement and Promissory Note among the Registrant and John H. Barnet dated August 22 and September 16, 1996, respectively. (Incorporated herein by reference to Exhibit 10.27 to the Registrant's Report on Form 10-Q, dated November 14, 1996.)*
 10.28    -- Form of Consulting and Employment Agreements among the Registrant and Herbert J. Martin dated October 23, 1996.*
 10.29    -- Form of Termination and Consulting Agreements among the Registrant and Herbert J. Martin dated February 13, 1997.*
 11.01    -- Statement regarding computation of per share earnings.
 21.01    -- List of Registrant's subsidiaries.
 23.01    -- Consent of Independent Accountants.
 27.01    -- Financial Data Schedule.

---------------

  * Represents a management contract or compensatory plan of arrangement.

 ** Confidential treatment has been granted with respect to certain portions of this agreement.

*** Confidential treatment has been requested with respect to certain portions of this agreement.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    EXHIBITS
                                       TO

                                   FORM 10-K

                             REGISTRATION STATEMENT

                                     Under

                           THE SECURITIES ACT OF 1933

                            ------------------------

                              ESS TECHNOLOGY, INC.
                            ------------------------

================================================================================