Form 10-K/A
period 1996-12-31
ESS TECHNOLOGY INC
filed 1997-03-20
CIK 907410

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                                Amendment No. 1


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

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

     The undersigned hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as set forth below.



     The page numbers appearing at the bottom of each of the following pages are the same as those used with respect to the Annual Report on Form 10-K being amended hereby.


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



                                                                       HIGH       LOW
                                                                       ----       ----
        FISCAL 1995:
        Fourth Quarter (since October 6, 1995).......................  $39        $14 1/16
        FISCAL 1996:
        First Quarter................................................  $24        $16
        Second Quarter...............................................   25  1/4    16  1/4
        Third Quarter................................................   18  1/2     9  1/4
        Fourth Quarter...............................................   30         15  1/8



     As of January 31, 1997, there were approximately 126 record holders of the Company's Common Stock.


     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ESS TECHNOLOGY, INC.


Dated: March 20, 1997                     By:       /s/ JOHN H. BARNET

                                            ------------------------------------

                                                       John H. Barnet

                                              Vice President, Chief Financial
                                                           Officer
                                                       and Secretary