Form 10-Q
period 1997-03-31
ESS TECHNOLOGY INC
filed 1997-05-15
CIK 907410

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended March 31, 1997.

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

                             48401 FREMONT BOULEVARD
                            FREMONT, CALIFORNIA 94538
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE )
                                 (510) 492-1088
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X               No
          ---                   ---
  As of March 31, 1997, the registrant had 38,588,918 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                          Page

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets - March 31, 1997                   3
                  and December 31, 1996, unaudited

                  Condensed Consolidated Statements of Operations - three months           4
                  ended March 31, 1997 and 1996, unaudited

                  Condensed Consolidated Statements of Cash Flows - three                  5
                  months ended March 31, 1997 and 1996, unaudited

                  Notes to Condensed Consolidated Financial Statements                     6

         Item 2.  Management's Discussion and Analysis of Financial Condition and          8
                  Results of Operations

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                        17

SIGNATURES                                                                                18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                               Mar. 31, 1997    Dec. 31, 1996
                                                               -------------    -------------
                          ASSETS
Current assets:
 Cash and cash equivalents                                        $ 48,091         $ 49,055
 Short-term investments                                             16,945           20,149
 Accounts receivable, net                                           33,966           22,054
 Inventories                                                        34,497           33,150
 Deferred income taxes                                               3,270            3,270
 Prepaid expenses and other assets                                   4,727            6,338
                                                                  --------         --------
    Total current assets                                           141,496          134,016

Property and equipment, net                                         22,352           22,366

Other assets                                                        55,322           55,603
                                                                  --------         --------
                                                                  $219,170         $211,985
                                                                  ========         ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable and accrued expenses                            $ 23,825         $ 29,504
 Advances payable to vendors                                        15,960           28,929
 Income taxes payable                                               11,690            4,964
 Deferred income taxes                                               5,412            5,412
                                                                  --------         --------
    Total current liabilities                                       56,887           68,809
                                                                  --------         --------

Commitments and contingencies (See Note 4)

Shareholders' equity:

 Preferred stock, no par value, 10,000 shares authorized;
    none issued and outstanding                                       --               --
 Common stock, no par value, 100,000 shares authorized;
    38,589 and 38,127 shares issued and outstanding                 99,935           98,655
 Retained earnings                                                  62,348           44,521
                                                                  --------         --------
    Total shareholders' equity                                     162,283          143,176
                                                                  --------         --------

Total liabilities and shareholders' equity                        $219,170         $211,985
                                                                  ========         ========



            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                    Three Months Ended
                                              ------------------------------
                                              Mar. 31, 1997    Mar. 31, 1996
                                              -------------    -------------
Net revenues                                     $81,468         $ 41,188
Cost of revenues                                  41,772           17,637
                                                 -------         --------
Gross profit                                      39,696           23,551
Operating expenses:
    Research and development                       5,571            3,631
    Research and development in-process             --             30,355
    Selling, general and administrative            5,611            2,935
                                                 -------         --------
Operating income (loss)                           28,514          (13,370)
Nonoperating income, net                             640              699
                                                 -------         --------
Income (loss) before provision for
 income taxes                                     29,154          (12,671)
Provision for income taxes                        11,327            7,250
                                                 -------         --------
Net income (loss)                                $17,827         $(19,921)
                                                 -------         --------
Net income (loss) per share                      $  0.43         $  (0.55)
                                                 -------         --------
Weighted average common and common
 equivalent shares                                41,469           36,234
                                                 -------         --------

            See notes to condensed consolidated financial statements

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                       Three Months Ended
                                                                                 -------------------------------
                                                                                 Mar. 31, 1997     Mar. 31, 1996
                                                                                 -------------     -------------
Cash flows from operating activities:
      Net income (loss)                                                              $ 17,827          $(19,921)
      Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
      Depreciation and amortization                                                     1,077               432
      Charges for research and development in-process                                    --              30,355
      Compensation related to stock options                                              --                  15

      Change in assets and liabilities (net of effects of VideoCore and OSEE acquisitions):
      Accounts receivable                                                             (11,912)           (3,265)
      Inventories                                                                      (1,347)           (1,342)
      Prepaid expenses and other assets                                                 1,603              (820)
      Accounts payable and accrued expenses                                           (18,648)           (3,256)
      Income taxes payable                                                              6,726             3,944
                                                                                     --------          --------
               Net cash provided by (used in) operating activities                     (4,674)            6,142
                                                                                     --------          --------

Cash flows from investing activities:
      Acquisition of property and equipment                                              (775)           (1,941)
      Sale of marketable equity securities and short-term investments                   3,204              --
      Purchase of marketable equity securities and short-term investments                --             (10,376)
      Cash paid for VideoCore and OSEE acquisitions                                      --              (9,288)
                                                                                     --------          --------
              Net cash provided by (used in) investing activities                       2,429           (21,605)
                                                                                     --------          --------

Cash flows from financing activities:
     Issuance of common stock                                                           1,281               355
                                                                                     --------          --------
              Net cash provided by financing activities                                 1,281               355
                                                                                     --------          --------

Net increase (decrease) in cash and cash equivalents                                     (964)          (15,108)
Cash and cash equivalents at beginning of period                                       49,055            51,881
                                                                                     --------          --------
Cash and cash equivalents at end of period                                           $ 48,091          $ 36,773
                                                                                     ========          ========

Supplemental disclosures of cash flow information:
      Common stock issued for VideoCore and OSEE acquisitions                        $   --            $ 23,352
                                                                                     ========          ========
      Income taxes                                                                   $  4,600          $  3,300
                                                                                     ========          ========


            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

  The unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 1996 and 1995, included in the Company's Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends December 31, 1997.

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

  All of the Company's short-term investments, comprising primarily debt instruments with contractual maturities of less than two years and marketable equity securities have been classified as available for sale and therefore are reported at fair value with unrealized gains and losses presented as a separate component of shareholders' equity. Management determines the appropriate classification of securities at the time of purchase and reevaluates the classification at each reporting date. Interest income is accrued as earned. At March 31, 1997 the fair value of the Company's investments approximated cost.

NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                    Mar. 31, 1997   Dec. 31, 1996
                                    -------------   -------------
Inventories:
    Raw materials                     $ 2,043         $ 2,192
    Work-in-process                    14,415          14,302
    Finished goods                     20,180          18,797
                                      -------         -------
                                       36,638          35,291
    Less: inventory reserves           (2,141)         (2,141)
                                      -------         -------
                                      $34,497         $33,150
                                      -------         -------

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

  Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company agreed to pay approximately $32 million over the next two years as deposits for wafers through 1999. The cash requirements associated with this agreement are two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments. The Company paid the first $16 million installment by making payments of $12.6 million and $3.4 million on June 28th and July 1, 1996, respectively. The Company also obtained an option to expand the TSMC wafer capacity commitments further for years 1997 through 2000. If the Company exercises its option for TSMC to provide additional wafer capacity, the Company would be committed to an additional $30.8 million in deposits to be paid in two $15.4 million payments due on June 30, 1997 and 1998. If the Company is not able to use, assign, or sell the additional wafer quantities, a portion of the deposits may be forfeited.

  Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company agreed to invest approximately $26.4 million in three installments over the projected eighteen-month period required to build the facility. The Company made the first installment payment of $6.9 million in the first quarter of 1996 and the second installment payment of $13.0 million in the first quarter of 1997. Under the terms of the agreement, the Company will receive a 5% equity ownership in the joint venture company and certain capacity rights. The new fabrication facility is currently projected to commence production in 1997.


NOTE 5. RECENT ACCOUNTING PRONOUNCEMENT

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share." This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the fourth calendar quarter of 1997. The following table sets forth primary earnings per share as reported and unaudited pro forma basic and diluted earnings per share assuming FAS 128 had been applied during the periods presented:

                                                       Three Months Ended
                                                 ------------------------------
                                                  Mar. 31, 1997   Mar. 31, 1996
                                                  -------------   -------------
Primary earnings per share as reported                $0.43           $(0.55)
Pro forma basic net income per share                   0.46            (0.55)
Pro forma diluted net income per share                 0.43            (0.55)

NOTE 6. SUBSEQUENT EVENTS

  On April 16, 1997, the Company announced that it had agreed to acquire Platform Technology, Inc. ("Platform"), a developer of multimedia subsystems for 2.2 million shares of the Company's common stock. The acquisition would be accounted for as a pooling of interests transaction and is expected to be completed by June 30, 1997. On April 29, 1997, the Company announced it had changed its recent agreement to acquire Platform from a pooling of interest to a purchase and changed the number of shares to be issued from 2.2 million to
2.54 million shares of the Company's common stock to shareholders of Platform. The conversion of the acquisition to a purchase is expected to result in a one-time charge in the second quarter for in-process research and development expenses.

  In addition, on April 29, 1997, the Company's board of directors authorized the repurchase of up to two million of the Company's common shares at market prices and as market and business conditions warrants. Such repurchases will be made at management's discretion. At May 15, 1997, the Company had not repurchased shares.

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

  This information should be read along with the unaudited condensed consolidated financial statements and notes thereto included in Item I of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended December 31, 1996 and 1995, contained in the Company's Annual Report filed on Form 10-K.

RESULTS OF OPERATIONS

  The following table discloses key elements of the statements of operations, expressed as a percentage of revenues.

                                                         Three Months Ended
                                                    -------------------------------
                                                    Mar. 31, 1997     Mar. 31, 1996
                                                    -------------     -------------
Net revenues                                            100.0%             100.0%
Cost of revenues                                         51.3               42.8
                                                        -----              -----
     Gross margin                                        48.7               57.2

Operating expenses:
     Research and development                             6.8                8.9
     Research and development in-process                   --               73.7
     Selling, general and administrative                  6.9                7.1
                                                        -----              -----
Operating income (loss)                                  35.0              (32.5)
Nonoperating income, net                                  0.8                1.7
                                                        -----              -----
Income (loss) before provision for income taxes          35.8              (30.8)
Provision for income taxes                               13.9               17.6
                                                        -----              -----
Net income (loss)                                        21.9%             (48.4)%
                                                        =====              =====

  Net Revenues. The Company's net revenues increased from $41.2 million in the first quarter of 1996 to $81.5 million in the first quarter of 1997. Net revenues for the first quarter 1997 increased 98% from 1996 as a result of the increased sales of the Company's existing PC audio products and sales of new PC audio and video semiconductor products. International revenues accounted for approximately 95% and 89% of the Company's net revenues in the first quarter of 1997 and 1996, respectively, reflecting continued growth in the Company's international sales. The increase in international sales as a percentage of net revenues between 1996 and 1997 primarily reflects the transfer of production by U.S. based PC customers from U.S. to Asia and growth in the sales of video products which are sold in Asian markets.

  Gross Profit. The Company's gross profit increased from $23.6 million in the first quarter of 1996 to $39.7 million in the first quarter of 1997. The increase in gross profit in the first quarter of 1997 as compared to the same period in 1996 was primarily the result of the increase in unit shipments of the Company's PC audio and video semiconductor products. Gross margin declined in comparison to the prior period as a result of lower average selling prices ("ASPs") on existing products arising from highly competitive market conditions. The Company's overall gross margin is subject to change due to various factors, including among others, competitive product pricing, yields, wafer costs, assembly costs and product mix. The Company has encountered increased competition from other suppliers who are offering competitive single chip products. In addition, the Company expects that overall ASPs for its existing products will continue to decline over time and that selling prices for each product will decline significantly over the life of the product. The Company believes that in order to maintain or increase gross profit, it must achieve higher unit volume shipments, cost reductions, new features and new product introductions. However, no assurance can be given that the Company will be able to ship higher volumes, reduce costs, add new features or introduce new products that gain market acceptance.

  Research and Development. Research and development expenses were $5.6 million in the first quarter of 1997 or 7% of net revenues compared to $3.6 million or 9% of net revenues in the first quarter of 1996, excluding a one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process from the acquisition of VideoCore and OSEE in the first quarter of 1996. The increase in absolute dollars was primarily due to the increase in the Company's engineering staff, engineering test runs, masks, internal and external consulting expenses associated with increased research and development efforts to support the introduction of new PC audio products and multimedia products.

  Selling, General and Administrative. Selling, general and administrative expenses were $5.6 million in the first quarter of 1997 compared to $2.9 million in the first quarter of 1996. The increase in absolute dollars was primarily due to the increase in commissions on higher sales volumes, added personnel and related expenses and, to a lesser extent, promotional expenses and costs associated with the expansion of the Company's sales activities. The Company expects to incur higher selling, general and administrative expenses due to increased selling activities and reporting and other requirements of a public company, although these expenses are expected to remain relatively constant as a percentage of net revenues. The Company strives to manage total operating expenses in line with revenue growth and gross margin levels.

  Non-Operating Income, Net. Non-operating income, net was $640,000 in the first quarter of 1997 compared to $699,000 in the first quarter of 1996. Non-operating income, net consisted of interest income net of interest expense and gains on sale of securities.

  Provision for Income Taxes. The Company's effective tax rate was 41% and 39% for the first quarter of 1996 and 1997, respectively. The tax rate for the first quarter of 1996 of 41% excludes the one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process from the acquisition of VideoCore and OSEE in the first quarter 1996. The effective tax rate for the first three months of 1997 was lower than the combined federal and state statutory rates as a result of tax exempt interest income and research and development credits.


LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At March 31, 1997, ESS had cash and cash equivalents and short-term investments of $65.0 million and working capital of $84.6 million. As of March 31, 1997, the Company had two $10.0 million bank lines of credit expiring on March 31, 1997 and May 1, 1997. One line of credit was increased from $10 million to $20 million and will expire on May 31, 1999. The second line of credit was renewed for $10 million and will expire on June 10, 1998. These lines of credit require the Company to achieve certain financial ratios and operating results. There were no borrowings under these lines of credit as of March 31, 1997.

  In the first three months of 1997, the Company generated cash of $18.9 million from operating activities consisting of net income of $17.8 million and depreciation and amortization of $1.1 million. The Company received net proceeds of $3.2 million from sale of marketable equity securities, $1.3 million from issuance of common stock from exercise of stock options and employee stock purchase plan. Approximately $23.6 million was used to finance working capital, primarily due to increases in accounts receivable and inventories reflecting a growth in sales and a higher percentage of customers having credit terms compared to customers on letter of credit, coupled with a decrease in accounts payable and accrued expenses. $0.8 million was used to purchase property, plant and equipment. During the first three months of 1997, the Company paid approximately $13.0 million to UMC in exchange for equity ownership in a joint venture with UMC.

  The Company believes that its existing cash and cash equivalents as of March 31, 1997, together with the cash generated from operations and available borrowings under its line of credit, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $20.0 million of which approximately $10.0 million will be used to fund construction of additional facilities and approximately $10.0 million will be used to acquire capital equipment. In addition, the Company is obligated to pay approximately $16.0 million over the next 3 months to TSMC in exchange for certain wafer capacity commitments and will invest approximately $7.0 million over the next 3 months in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments. The Company also has an option to expand the TSMC wafer capacity commitment further for the years 1997 through 2000. If the Company exercises its option for TSMC to provide additional wafer capacity, the Company would be committed to an additional $30.8 million in deposits to be paid in two $15.4 million due on June 30, 1997 and 1998. In addition, on April 29, 1997, the Company's board of directors authorized the repurchase of up to two million of the Company's common shares at market prices and as market and business conditions warrants. Such repurchases will be made at management's discretion. At May 15, 1997, the Company had not repurchased shares. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. The Company also has bank lines of credit which may be utilized to provide additional cash.


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

  Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed in this report are forward looking statements which involve risks and uncertainties that could cause actual results to differ from those indicated by such forward looking statements. Such risks and uncertainties include but are not limited to those set forth below. In any event, the matters set forth below should be carefully considered when evaluating the Company's business and prospects.

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

  Competition; Pricing Pressures. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. The Company currently competes with add-in card suppliers and semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be at lower costs or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the ASPs and margins of the Company's products. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for the Company's products, particularly the PC market, are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected.

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

  Dependence on Single Product Line and PC Industry. In the first quarter of 1997, sales of PC audio semiconductors accounted for approximately 57% of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a majority of its net revenues for the foreseeable future. Any reduction in ASPs for audio products or demand for the Company's audio semiconductors, whether because of a reduction in demand for PCs in general or PC audio, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company's audio products are sold for incorporation into multimedia desktop and notebook computers. ESS audio semiconductors are incorporated into motherboards by multimedia PC original equipment manufacturers ("OEMs") or in add-in sound cards. Therefore, the Company is heavily dependent on the continued growth of the markets for multimedia desktop and notebook computers and multimedia applications utilizing high quality audio. There can be no assurance that these markets will be able to sustain continued growth. A slowing in unit volume and a decrease in ASPs could result in a decline in revenues in the PC industry which could result in a corresponding decline in demand for the Company's products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by TSMC, which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with Sharp Corporation ("Sharp"), IC Works ("ICW"), and UMC, which have been manufacturing certain of the Company's products since 1986, 1991 and 1995, respectively. TSMC, in particular, provides the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, with the exception of TSMC, manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC in which the Company has secured access to additional capacity and to leading edge technology. The Company is obligated to pay approximately
$16.0 million over the next three months to TSMC in exchange for certain wafer capacity commitments. The Company also has an option to expand the TSMC wafer capacity commitment further for the years 1997 through 2000. If the Company exercises its option for TSMC to provide additional wafer capacity, the Company would be committed to an additional $30.8 million in deposits to be paid in two $15.4 million due on June 30, 1997 and 1998. If the Company is not able to use, assign, or sell the additional wafer quantities, a portion of the deposits may be forfeited. In addition, the Company will invest approximately $7.0 million in one installments over the next three months in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments.

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

  Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In the first three months of 1997, sales to the Company's top five customers, including sales to the Company's international distributor, accounted for approximately 53% of the Company's net revenues, with the top two customers accounting for 29% of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. While the Company has not experienced returns and allowances in excess of the Company's reserves, returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. The Company expects that a limited number of customers may account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. For example, Compaq has been a significant customer of the Company since 1995. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected.

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

  International Operations. In the first three months of 1997, international sales accounted for approximately 95% of the Company's net revenues. Substantially all of the Company's international sales were to customers in Taiwan, Japan, Hong Kong and Singapore. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. In particular, mainland China, which represents a large potential market for the Company's products, has recently experienced the death of its leader Deng Xiaoping. Should the death of Deng Xiaoping result in instability in the government, it is possible that sales to mainland China will be impeded. Such instability could also lead to disruption in the Company's ability to trade with Taiwan, which represents a majority of the Company's sales and is the location of its major foundries and two test facilities. Should such disruption occur, it is possible that purchases by Taiwanese customers will decline and semiconductor manufacturing in Taiwan will be impeded, cutting off the Company's main supply of guaranteed wafer production. This could also lead to capacity constraints at non-Taiwanese foundries. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

  Patents and Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of March 31, 1997, the Company had 10 patents granted in the United States, which expire over time, commencing in 1997 and ending in 2013, and 9 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

  Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors. As of March 31, 1997, Mr. Chan, together with his spouse, Annie M.H. Chan, a director of the Company and certain trusts for the benefit of the Chan's children and certain charities beneficially own, in the aggregate, approximately 40% of the Company's Common Stock. The future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. Recently, the Company has hired a number of key executives and management personnel. The loss of Mr. Chan, other key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

  Control by Existing Shareholders. As of March 31, 1997, Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors, together with his spouse, Annie M. H. Chan, a director of the Company, and certain other shareholders related to Mr. and Mrs. Chan owned, in the aggregate, 40% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

         27.01 -- Financial Data schedule

    (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended March 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ESS TECHNOLOGY, INC.
                                        (Registrant)

Date:   May 15, 1997                    By: /s/  FRED S.L. CHAN
                                            -------------------

                                             Fred S.L. Chan
                                             President, Chief Executive Officer
                                             and Chairman of the Board

Date:   May 15, 1997                    By: /s/  JOHN H. BARNET
                                            -------------------

                                             John H. Barnet
                                             Vice President, Chief
                                             Financial Officer and Secretary

                                 EXHIBIT INDEX

EXHIBIT
  NO.                 DESCRIPTION
-------               -----------
  27.01                  Financial Data Schedule