Form 10-Q
period 1997-06-30
ESS TECHNOLOGY INC
filed 1997-08-14
CIK 907410

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1997.

                                       OR

[   ]    Transitional Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                  For the transition period from:     to:    .
                                                 -----   ----
                         Commission file number 0-26660

                              ESS TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                 94-2928582
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

   Yes  X  No
      -----  -----

   As of June 30, 1997, the registrant had 40,328,048 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

      PART I.  FINANCIAL INFORMATION                                           PAGE
         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets - June 30, 1997          3
                        and December 31, 1996, unaudited

                  Condensed Consolidated Statements of Operations - three
                  months and six months ended June 30, 1997 and
                  1996, unaudited                                                4

                  Condensed Consolidated Statements of Cash Flows - six
                  months ended June 30, 1997 and 1996, unaudited                 5

                  Notes to Condensed Consolidated Financial Statements           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            8


      PART II. OTHER INFORMATION

         Item 2.  Changes in Securities                                         15

         Item 4.  Submission of Matters to a Vote of Security Holders           16

         Item 6.  Exhibits and Reports on Form 8-K                              16

      SIGNATURES                                                                17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)


                                                                    June 30,         Dec. 31,
                                                                      1997             1996
                                                                      ----             ----
                            ASSETS

Current assets:
 Cash and cash equivalents                                          $ 61,700       $ 49,055
 Short-term investments                                                5,740         20,149
 Accounts receivable, net                                             34,306         22,054
 Inventories                                                          29,343         33,150
 Deferred income taxes                                                 3,270          3,270
 Prepaid expenses and other assets                                     5,896          6,338
                                                                    --------       --------

    Total current assets                                             140,255        134,016

Property and equipment, net                                           23,810         22,366
Other assets                                                          68,653         55,603
                                                                    --------       --------

                                                                    $232,718       $211,985
                                                                    ========       ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $ 28,335       $ 29,504
  Advances payable to vendors                                         15,960         28,929
  Income taxes payable                                                   274          4,964
  Deferred income taxes                                               10,617          5,412
                                                                    --------       --------
     Total current liabilities                                        55,186         68,809
                                                                    --------       --------

Commitments and contingencies (See Note 4)

Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding                                          --             --
  Common stock, no par value, 100,000 shares authorized;
     40,328 and 38,127 shares issued and outstanding                 133,557         98,655
  Retained earnings                                                   43,975         44,521
                                                                    --------       --------

     Total shareholders' equity                                      177,532        143,176
                                                                    --------       --------


                                                                    $232,718       $211,985
                                                                    ========       ========


            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                              Three Months Ended               Six Months Ended
                                                          --------------------------       --------------------------
                                                           June 30,         June 30,        June 30,        June 30,
                                                             1997             1996            1997            1996
                                                          ---------        ---------       ---------        ---------
Net revenues                                              $  45,142        $  48,450       $ 126,610        $  89,638
Cost of revenues                                             27,220           21,889          68,992           39,526
                                                          ---------        ---------       ---------        ---------

    Gross profit                                             17,922           26,561          57,618           50,112

Operating expenses:
    Research and development                                  7,057            4,551          12,628            8,182
    Research and development in-process                      22,200               --          22,200           30,355
    Selling, general and administrative                       5,560            3,253          11,172            6,188
                                                          ---------        ---------       ---------        ---------
Operating income (loss)                                     (16,895)          18,757          11,618            5,387

Nonoperating income, net                                        806              640           1,446            1,339
                                                          ---------        ---------       ---------        ---------

Income (loss) before provision for income taxes             (16,089)          19,397          13,064            6,726
Provision for income taxes                                    2,284            7,565          13,610           14,815
                                                          ---------        ---------       ---------        ---------

Net income (loss)                                         $ (18,373)       $  11,832       $    (546)       $  (8,089)
                                                          =========        =========       =========        =========

Net income (loss) per share                               $   (0.47)       $    0.28       $   (0.01)       $   (0.22)
                                                          =========        =========       =========        =========

Weighted average common and
  common equivalent shares                                   38,990           42,414          38,559           37,463
                                                          =========        =========       =========        =========

            See notes to condensed consolidated financial statements

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                SIX MONTHS ENDED
                                                          -----------------------------
                                                          JUNE 30, 1997   JUNE 30, 1996
                                                          -------------   -------------
Cash flows from operating activities:
  Net loss                                                    $  (546)       $ (8,089)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             2,590           1,201
      Charges for research and development in-process          22,200          30,355
      Compensation related to stock options                        --              30
      Change in assets and liabilities (net of
        effects of acquisitions):
          Accounts receivable                                 (12,238)         (9,756)
          Inventories                                           3,904          (4,367)
          Prepaid expenses and other assets                       447          (1,140)
          Accounts payable and accrued expenses               (14,922)         (4,889)
          Income taxes payable                                 (4,690)         (1,493)
                                                             --------        --------
            Net cash provided by (used in)
              operating activities                             (3,255)          1,852
                                                             --------        --------

Cash flows from investing activities:
  Acquisition of property and equipment                        (3,237)         (6,672)
  Sale of marketable equity securities and
    short-term investments                                     15,429           1,965
  Purchase of marketable equity securities and
    short-term investments                                     (1,020)        (10,376)
  Payments associated with capacity commitments                    --         (12,600)
  Cash received from (paid for) acquisitions                    2,529          (9,288)
                                                             --------        --------
              Net cash provided by (used in)
                  investing activities                         13,701         (36,971)
                                                             --------        --------
Cash flows from financing activities:
  Issuance of common stock                                      2,199           2,071
                                                             --------        --------
              Net cash provided by financing
                  activities                                    2,199           2,071
                                                             --------        --------
Net increase (decrease) in cash and cash equivalents           12,645         (33,048)
Cash and cash equivalents at beginning of period               49,055          51,881
                                                             --------        --------
Cash and cash equivalents at end of period                   $ 61,700        $ 18,833
                                                             ========        ========
Supplemental disclosures of cash flow information:
  Common stock issued for acquisitions                       $ 32,703        $ 23,352
                                                             ========        ========
  Income taxes                                               $ 18,300        $ 13,001
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

   All of the Company's short-term investments, comprising primarily debt instruments with contractual maturities of less than two years and marketable equity securities have been classified as available for sale and therefore are reported at fair value with unrealized gains and losses presented as a separate component of shareholders' equity. Management determines the appropriate classification of securities at the time of purchase and reevaluates the classification at each reporting date. Interest income is accrued as earned. At June 30, 1997 the fair value of the Company's investments approximated cost.

Revenue Recognition

   Revenue from products sales is recognized at the time of shipment except for certain shipments to distributors with right of return and allowance in which case revenue is deferred until the distributor resells the product. For sales recognized at the time of shipment, reserves for estimated returns and price adjustments are provided at the time of shipment.

NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)


                           JUNE 30, 1997   DEC. 31, 1996
                           -------------   -------------
  Inventories:
    Raw materials             $  2,416        $  2,192
    Work-in-process             16,581          14,302
    Finished goods              12,487          18,797
                              --------        --------
                                31,484          35,291

  Less: inventory reserves      (2,141)         (2,141)
                              --------        --------

                              $ 29,343        $ 33,150

NOTE 3. WAFER CAPACITY COMMITMENTS

   In November 1995, the Company entered into agreements with two wafer foundries, Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") and United Microelectronics Corporation ("UMC"), in which the Company secured access to additional manufacturing capacity and to certain technology.

   Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company agreed to pay approximately $32 million over the next two years as deposits for wafers through 1999. The cash requirements associated with this agreement are two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments. The Company paid the first $16 million installment by making payments of $12.6 million and $3.4 million on June 28th and July 1, 1996, respectively. Subsequent to the end of the second quarter of 1997, the Company paid the second installment of $16 million. If the Company is not able to use, assign, or sell the additional wafer quantities, a portion of the deposits may be forfeited.

   Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company agreed to invest approximately $26.4 million in three installments over the projected eighteen-month period required to build the facility. The Company made the first installment payment of $6.9 million in the first quarter of 1996 and the second installment payment of $13.0 million in the first quarter of 1997. The third installment of approximately $6.5 million will be due upon a minimum of four months prior written notice. Under the terms of the agreement, the Company will receive a 5% equity ownership in the joint venture company and certain capacity rights. The new fabrication facility is currently projected to commence production in 1997.

NOTE 4. ACQUISITIONS AND RELATED CHARGES

   On June 11, 1997, the Company acquired Platform Technologies, Inc. ("Platform"), a developer of multimedia subsystems for 2.54 million shares of the Company's common stock including 954,346 options with a value of $32.7 million. The acquisition which was accounted for as a purchase resulted in a one-time charge in the second quarter of $22.2 million for in-process research and development expenses.

NOTE 5. STOCK REPURCHASE PROGRAM

   On April 29, 1997, the Company's board of directors authorized the repurchase of up to two million of the Company's common shares at market prices and as market and business conditions warrants. Such repurchases will be made at management's discretion. At June 30, 1997, the Company had not repurchased shares.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENT

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the fourth calendar quarter of 1997. The following table sets forth primary earnings per share as reported and unaudited pro forma basic and diluted earnings per share assuming SFAS 128 had been applied during the periods presented:

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                          JUNE 30, 1997  JUNE 30, 1996     JUNE 30, 1997  JUNE 30, 1996
                                          -------------  -------------     -------------  -------------
Primary earnings per share as reported       $  (0.47)   $   0.28            $  (0.01)      $  (0.22)
Pro forma basic net income per share            (0.47)       0.31               (0.01)         (0.22)
Pro forma diluted net income per share          (0.47)       0.28               (0.01)         (0.22)

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

RESULTS OF OPERATIONS

   The following table discloses key elements of the statements of operations, expressed as a percentage of revenues.


                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,
                                                                  1997          1996         1997         1996
                                                                  -----         -----        -----        -----
    Net revenues                                                  100.0%        100.0%       100.0 %      100.0%
    Cost of revenues                                               60.3          45.2         54.5         44.1
                                                                  -----         -----        -----        -----

       Gross margin                                                39.7          54.8         45.5         55.9
    Operating expenses:

       Research and development                                    15.6           9.4         10.0          9.1
       Research and development in-process                         49.2            --         17.5         33.9
       Selling, general and administrative                         12.3           6.7          8.8          6.9
                                                                  -----         -----        -----        -----
    Operating income (loss)                                       (37.4)         38.7          9.2          6.0
    Nonoperating income, net                                        1.8           1.3          1.1          1.5
                                                                  -----         -----        -----        -----

    Income (loss) before provision for income taxes               (35.6)         40.0         10.3          7.5
    Provision for income taxes                                      5.1          15.6         10.7         16.5
                                                                  -----         -----        -----        -----

    Net income (loss)                                             (40.7)%        24.4%        (0.4)%       (9.0)%
                                                                  =====         =====        =====        =====


   Net Revenues. The Company's net revenues decreased from $48.5 million in the second quarter of 1996 to $45.1 million in the second quarter of 1997. Net revenues for the second quarter 1997 decreased 7% from 1996 as a result of slow seasonal demand and intense price competition. Revenues were reduced by the Company's decision to defer revenue recognition to distributors who resell into the China Market. International revenues accounted for substantially all of the Company's net revenues in the second quarter of 1997 and 1996. International revenues include shipments to foreign locations of multinational U.S. based companies.

   The Company's net revenues increased from $89.6 million in the first six months of 1996 to $126.6 million reported in the first six months of 1997. Net revenues increased primarily due to increase in unit shipments of the Company's existing PC audio products and sales of new PC audio and video semiconductor products. International revenues accounted for substantially all of the Company's net revenues in the first six months of 1997 and 1996.

   Gross Profit. The Company's gross profit decreased from $26.6 million in the second quarter of 1996 to $17.9 million in the second quarter of 1997. The decrease in gross profit in the second quarter of 1997 as compared to the same period in 1996 was primarily the result of lower average selling prices ("ASPs") on existing products arising from highly competitive market conditions.

    The Company's gross profit increased from $50.1 million in the first six months of 1996 to $57.6 million in the first six months of 1997. The increase in gross profit in the first six months of 1997 as compared to the same period in 1996 was primarily the result of the increase in unit shipments of the Company's PC audio and video semiconductor products. Gross margin declined in comparison to the prior period as a result of lower ASPs on existing products arising from highly competitive market conditions.

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

   Research and Development. Research and development expenses were $7.1 million and $12.6 million in the second quarter and first six months of 1997, respectively, compared to $4.6 million and $8.2 million in the second quarter and first six months of 1996, respectively. Research and development exclude a one-time pre and post-tax charge of $22.2 million related to acquired research and development in-process from the acquisition of Platform in the second quarter of 1997, and $30.4 million related to acquired research and development in-process from the acquisition of VideoCare Technology, Inc. and OSEE Corporation in the first quarter of 1996. The increase in absolute dollars was primarily due to the increase in the Company's engineering staff, engineering test runs, masks, internal and external consulting expenses associated with increased research and development efforts to support the introduction of new PC audio and multimedia products.

   Selling, General and Administrative. Selling, general and administrative expenses were $5.6 million and $11.2 million in the second quarter and first six months of 1997, respectively, compared to $3.3 million and $6.2 million in the second quarter and first six months of 1996. The increase in absolute dollars was primarily due to added personnel and related expenses and, to a lesser extent, promotional expenses and costs associated with the expansion of the Company's sales activities.

   Non-Operating Income, Net. Non-operating income, net was $806,000 and $1.4 million in the second quarter and first six months of 1997 compared to $640,000 and $1.3 million in the second quarter of 1996. Non-operating income, net consisted of interest income and gains on sale of securities net of interest expense.

   Provision for Income Taxes. For the second quarter of 1997, the Company recorded a tax provision of $2.3 million despite the pre-tax loss because the $22.2 million charge for research and development in-process was not deductible. Excluding the one-time pre and post-tax charge of $22.2 million related to acquired research and development in-process from the acquisition of Platform, the Company's pro forma tax rate was 37.4% for the second quarter of 1997. Excluding the one time pre and post-tax charge, the pro forma tax rate for the first six months of 1997 would be lower than the combined federal and state statutory rates as a result of tax exempt interest income and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At June 30, 1997, ESS had cash and cash equivalents and short-term investments of $67.4 million and working capital of $85.1 million. As of June 30, 1997, the Company had two bank lines of credit. One line of credit is for $20 million and will expire on May 31, 1999. The second line of credit is for $10 million and will expire on June 10, 1998. These lines of credit require the Company to achieve certain financial ratios and operating results. There were no borrowings under these lines of credit as of June 30, 1997.

   In the first six months of 1997, the Company generated cash of $24.2 million from operating activities consisting of net income of $21.6 million and depreciation and amortization of $2.6 million after excluding a one-time pre-tax charge of $22.2 million related to the acquired research and development in-process from the acquisition of Platform. The Company received net proceeds of $14.4 million from sale of marketable equity securities, $2.2 million from issuance of common stock from exercise of stock options and employee stock purchase plan. Approximately $27.5 million was used to finance working capital, primarily due to increases in accounts receivable reflecting a growth in sales and a higher percentage of customers having credit terms compared to customers on letter of credit, coupled with a decrease in inventory, accounts payable and accrued liabilities. $3.2 million was used to purchase property, plant and equipment. Additionally, the Company received $2.5 million on the acquisition of Platform.

   The Company believes that its existing cash and cash equivalents as of June 30, 1997, together with the cash generated from operations and available borrowings under its line of credit, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $20.0 million of which approximately $10.0 million will be used to fund construction of additional facilities and approximately $10.0 million will be used to acquire capital equipment. In addition, the Company subsequent to the end of the second quarter paid $16.0 million to TSMC in exchange for certain wafer capacity commitments. The Company also may invest approximately $6.5 million upon a minimum of 4 months prior written notice in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments. In addition, on April 29, 1997, the Company's board of directors authorized the repurchase of up to two million of the Company's common shares at market prices and as market and business conditions warrants. Such repurchases will be made at management's discretion. At June 30, 1997, the Company had not repurchased shares. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. The Company also has bank lines of credit which may be utilized to provide additional cash.

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

   The Company's existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company, as well as a number of smaller and emerging companies. The Company's principal competitors include C-Cube, Cirrus Logic, Creative Technology, LSI Logic, Lucent, Oak Technology, OPTi, Rockwell, SGS Thompson, Texas Instruments, Winbond and Yamaha. Certain of the Company's current and potential competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new multimedia standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

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

   Dependence on Single Product Line and PC Industry. In the second quarter of 1997, sales of PC audio semiconductors accounted for a substantial majority of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a majority of its net revenues for the foreseeable future. Any reduction in ASPs for audio products or demand for the Company's audio semiconductors, whether because of a reduction in demand for PCs in general or PC audio, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Importance of New Products and Technological Change. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by desktop and notebook computer manufacturers, the Company must anticipate market trends and performance and functionality requirements of such manufacturers and must successfully develop and manufacture products that meet these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to volume sales of new products, if any. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. The Company is currently engaged in the development of new PC audio products as well as new multimedia products that provide telephony capabilities such as fax/modem/voice and video applications. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operation.

   Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by Taiwan Semiconductor Manufacturing Company, Ltd. ("TSMC"), which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with Sharp Corporation ("Sharp"), IC Works ("ICW") and United Microelectronics Corporation ("UMC"), which have been manufacturing certain of the Company's products since 1986, 1991 and 1995, respectively. TSMC, in particular, provides the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, with the exception of TSMC, manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC in which the Company has secured access to additional capacity and to leading-edge technology. Subsequent to the end of the second quarter of 1997, the Company paid approximately $16 million to TSMC in exchange for certain wafer capacity commitments. If the Company is not able to use, assign, or sell the additional wafer quantities, a portion of the deposits may be forfeited. In addition, the Company may invest approximately $6.5 million in one installment upon four months prior written notice in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments.

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

   All of the Company's semiconductor products are assembled and tested by third-party vendors, primarily Amkor ANAM in Korea, Advanced Semiconductor Engineering in Taiwan, ASAT in Hong Kong, Astra Microtronics in Indonesia and OSE in Taiwan. The Company has internally designed and developed its own test software and certain test equipment which is provided to the Company's test vendors. Shortages of raw materials or disruptions in the provision of services by the Company's assembly vendors could lead to supply constraints or delays in the delivery of the Company's products. Such constraints or delays might result in the loss of customers, limitations or delays in the delivery of the Company's revenues or other material adverse effects on the Company's business, financial conditions and results of operations. The Company's reliance on third-party assembly and testing vendors involves a number of other risks, including reduced control over delivery schedules, quality assurance and costs. The inability of such third parties to deliver products of acceptable quality and in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

   Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. The Company has expanded its distribution activities to better address the China market. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. While the Company has not experienced returns and allowances in excess of the Company's reserves, returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. In addition, the Company has decided to defer revenue recognition to distributors who resell into the China market. The Company expects that a limited number of customers may account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. For example, Compaq has been a significant customer of the Company since 1995. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operation. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three-month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected.

   Management Growth. The Company has recently experienced significant growth in revenues and the addition of multiple product lines that require additional management systems and processes. To manage its future operations and growth effectively, the Company will need to continue to improve its operational, financial and management information systems, implement additional systems and controls, and hire, train, motivate, manage and retain its employees. There can be no assurance that the Company will be able to manage such growth effectively, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

   International Operations. In the second quarter of 1997, international sales, accounted for substantially all of the Company's net revenues. Substantially all of the Company's international sales were to customers in Taiwan, Hong Kong, Japan and Singapore. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the Untied States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. In particular, Hong Kong, which represents a large market for the Company's products, has recently been returned to mainland China. Should the transition result in instability in Hong Kong, it is possible that sales to Hong Kong could be affected. Such instability could also lead to disruption in the Company's ability to trade with Taiwan, which represents a large portion of the Company's sales and is the location of its major foundries and two test facilities. Should such disruption occur, it is possible that purchases by Taiwanese customers will decline and semiconductor manufacturing in Taiwan will be impeded, cutting off the Company's main supply of guaranteed wafer production. This could lead to capacity constraints at non-Taiwanese foundries. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

   Patents and Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of June 30, 1997, the Company had 10 patents granted in the United States, which expire over time, commencing in 1997 and ending in 2013, and 9 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

   The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is no pending intellectual property litigation against the Company. However, the Company or its foundries may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop noninfringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through crosslicensing arrangements, there can be no assurance that, in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable, terms, the Company's business, financial condition and results of operations could be materially adversely affected.

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

   Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's President, Chief Executive Officer and Chairman of the Board of Directors. As of June 30, 1997, Mr. Chan, together with his spouse, Annie M.H. Chan, a director of the Company and certain trusts for the benefit of the Chan's children and certain charities beneficial owned, in the aggregate, approximately 39% of the Company's Common Stock. The future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. Recently, the Company has hired a number of key executives and management personnel. The loss of Mr. Chan, other key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

   Control by Existing Shareholders. As of June 30, 1997, Fred S.L. Chan, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain other shareholders related to Mr. and Mrs. Chan owned, in the aggregate, approximately 39% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

        In connection with the acquisition by the Company (the "Merger") of Platform Technologies, Inc. ("Platform"), the Company issued a total of 1,585,642 million shares of Common Stock which were not registered under the Securities Act of 1933, as amended, (the "Securities Act") to the shareholders of Platform in exchange for all of the outstanding shares of Platform capital stock and reserved a total of 954,346 shares of ESS Common Stock to be issuable under outstanding options reserved or issued under Platform's employee and director stock option plans assumed by ESS in the Merger. The Company relied on an exemption from registration for the shares of Common Stock of ESS issued in connection with the Merger provided by Rule 4(2) of the Securities Act based on representations by the Platform shareholders that they were given adequate access to information about the Company and were acquiring the shares for investment only and not with a view to or for sale in connection with any distribution thereof. The appropriate legends were affixed to the securities issued in the Merger.


        ESS has granted the holders of the shares of ESS Common Stock issued in the Merger certain registration rights for a period of one year following the Effective Time, and agreed to file a Registration Statement on Form S-8 to cover the shares of ESS Common Stock issuable upon exercise of the Platform Options assumed in the Merger.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of ESS Technology, Inc. was held on May 27, 1997 in Santa Clara, California. Of the total of 38,608,918 shares outstanding as of the record date, 33,638,365 were present or represented by proxies at the meeting. The table below presents the results of the election of the Company's board of directors:


                                                   Votes       Votes
                                                    For       Withheld
                                                   -----      --------
Fred S.L. Chan                                  33,075,810     562,555
Annie M.H. Chan                                 31,478,810   2,160,352
Michael A. Aymar                                33,076,310     562,055
Peter T. Mok                                    33,073,960     564,405
Ilbok Lee                                       33,073,660     564,705

        The shareholders approved the adoption of the 1997 Equity Incentive Plan and the reservation of 3,000,000 shares for the issuance thereunder. The proposal received 18,571,208 affirmative votes, 7,656,337 negative votes, 44,521 abstentions, and 7,366,299 broker non-votes.

        The shareholders ratified the appointment of Price Waterhouse LLP as the Company's independent accountants for the year ending December 31, 1997. The proposal received 33,291,059 affirmative votes, 21,376 negative votes, 325,930 abstentions, and zero broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

        2.03 -- First Amended and Restated Agreement and Plan of Reorganization dated as of April 27, 1997 among Registrant, EP Acquisition Corporation and Platform Technologies, Inc.(1)

       10.30 -- 1997 Equity Incentive Plan and related agreements(2)

       27.01 -- Financial Data schedule
-----
(1) Incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K, filed on June 24, 1997.

(2) Incorporated by reference to Appendix I filed in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, filed on April 30, 1997.



   (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated June 24, 1997 reporting under Item 2 thereof the acquisition of Platform Technologies, Inc.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ESS TECHNOLOGY, INC.
                                    (Registrant)

Date:   August 14, 1997             By:  /s/  FRED S.L. CHAN
                                       -------------------------
                                    Fred S.L. Chan
                                    President, Chief Executive Officer
                                    and Chairman of the Board

Date:   August 14, 1997             By: /s/  JOHN H. BARNET
                                       -------------------------
                                    John H. Barnet
                                    Vice President,
                                    Chief Financial Officer and Secretary


Date:   August 14, 1997             By: /s/  HOWARD N. HIDESHIMA
                                       -------------------------
                                    Howard N. Hideshima
                                    Controller and Principal Accounting Officer

                                  EXHIBIT INDEX


        EXHIBIT
          NO.                       DESCRIPTION
       -------                      -----------

        2.03 -- First Amended and Restated Agreement and Plan of Reorganization dated as of April 27, 1997 among Registrant, EP Acquisition Corporation and Platform Technologies, Inc.(1)

       10.30 -- 1997 Equity Incentive Plan and related agreements(2)

       27.01 -- Financial Data schedule
-----
(1) Incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K, filed on June 24, 1997.

(2) Incorporated by reference to Appendix I filed in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, filed on April 30, 1997.