Form 10-Q
period 1997-09-30
ESS TECHNOLOGY INC
filed 1997-11-14
CIK 907410

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 1997.

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

                           Yes   [X]          No   [ ]

        As of September 30, 1997, the registrant had 40,442,389 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS



                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION

              Item 1.   Financial Statements:

                        Condensed Consolidated Balance Sheets - September 30,        3
                        1997 and December 31, 1996, unaudited

                        Condensed Consolidated Statements of Operations - three
                        and nine months ended September 30, 1997 and 1996,
                        unaudited                                                    4

                        Condensed Consolidated Statements of Cash Flows -
                        nine months ended September 30, 1997 and 1996, unaudited     5

                        Notes to Condensed Consolidated Financial Statements         6

              Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                          8

PART II. OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                                          17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)


                                                               SEPT. 30,     DEC. 31,
                                                                 1997          1996
                                                               --------      --------
                                     ASSETS

Current assets:
 Cash and cash equivalents                                     $ 42,373      $ 49,055
 Short-term investments                                           2,280        20,149
 Accounts receivable, net                                        37,011        22,054
 Inventories                                                     36,513        33,150
 Deferred income taxes                                            3,270         3,270
 Prepaid expenses and other assets                                5,055         6,338
                                                               --------      --------
    Total current assets                                        126,502       134,016

Property and equipment, net                                      29,657        22,366

Other assets                                                     62,164        55,603
                                                               --------      --------
                                                               $218,323      $211,985
                                                               ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable and accrued expenses                         $ 26,958      $ 29,504
 Advances payable to vendors                                          -        28,929
 Income taxes payable                                             1,970         4,964
 Deferred income taxes                                            9,947         5,412
                                                               --------      --------
    Total current liabilities                                    38,875        68,809
                                                               --------      --------

Commitments and contingencies (See Note 3)

Shareholders' equity:

Preferred  stock, no par value, 10,000 shares authorized;
    none issued and outstanding                                      --            --
 Common stock, no par value, 100,000 shares authorized;
    40,442 and 38,127 shares issued and outstanding             133,755        98,655

 Retained earnings                                               45,693        44,521
                                                               --------      --------
    Total shareholders' equity                                  179,448       143,176
                                                               --------      --------

Total liabilities and shareholders' equity                     $218,323      $211,985
                                                               ========      ========


            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                             ----------------------      ----------------------
                                             SEPT. 30,     SEPT. 30,     SEPT. 30,     SEPT. 30,
                                               1997          1996          1997          1996
                                             --------      --------      --------      --------
Net revenues                                 $ 52,172      $ 60,138      $178,782      $149,776
Cost of revenues                               35,200        29,540       104,191        69,066
                                             --------      --------      --------      --------
Gross profit                                   16,972        30,598        74,591        80,710
Operating expenses:
    Research and development                    8,343         5,577        20,971        13,760
    Research and development in-process             -            --        22,200        30,355
    Selling, general and administrative         6,303         4,352        17,476        10,540
                                             --------      --------      --------      --------
Operating income                                2,326        20,669        13,944        26,055
Nonoperating income, net                          417           418         1,864         1,757
                                             --------      --------      --------      --------

Income before provision for income taxes        2,743        21,087        15,808        27,812
Provision for income taxes                      1,025         8,224        14,636        23,038
                                             --------      --------      --------      --------

Net income                                   $  1,718      $ 12,863      $  1,172      $  4,774
                                             ========      ========      ========      ========

Net income per share                         $   0.04      $   0.31      $   0.03      $   0.11
                                             ========      ========      ========      ========

Weighted  average  common  and
common equivalent shares                       43,390        41,128        42,773        41,805
                                             ========      ========      ========      ========


            See notes to condensed consolidated financial statements

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                 NINE MONTHS ENDED
                                                                               -----------------------
                                                                               SEPT. 30,      SEPT. 30,
                                                                                 1997            1996
                                                                               --------       --------
Cash flows from operating activities:
      Net income                                                               $  1,172       $  4,774
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
      Depreciation and amortization                                               5,026          2,267
      Charges for research and development in-process                            22,200         30,355
      Compensation related to stock options                                          --             45

      Change in assets and liabilities (net of
        effects of acquisitions):
      Accounts receivable                                                       (14,943)       (14,157)
      Inventories                                                                (3,266)       (12,259)
      Prepaid expenses and other assets                                           5,984         (2,521)
      Accounts payable and accrued expenses                                     (32,258)         1,805
      Income taxes payable                                                       (2,994)        (1,797)
                                                                               --------       --------
               Net cash provided by (used in) operating activities              (19,079)         8,512
                                                                               --------       --------


Cash flows from investing activities:
      Acquisition of property and equipment                                     (10,398)       (11,258)
      Sale of marketable equity securities and short-term investments            18,889          7,360
      Purchase of marketable equity securities and short-term investments        (1,020)       (10,376)
      Cash received from (paid for) acquisitions                                  2,529         (9,288)
                                                                               --------       --------
              Net cash provided by (used in) investing activities                10,000        (23,562)
                                                                               --------       --------


Cash flows from financing activities:
     Repayment of long-term advances payable to vendors                              --        (15,960)
     Issuance of common stock                                                     2,397        (17,420)
                                                                               --------       --------
              Net cash provided by (used in) financing activities                 2,397        (33,380)
                                                                               --------       --------

Net decrease in cash and cash equivalents                                        (6,682)       (48,430)
Cash and cash equivalents at beginning of period                                 49,055         51,881
                                                                               --------       --------
Cash and cash equivalents at end of period                                     $ 42,373       $  3,451
                                                                               ========       ========

Supplemental disclosures of cash flow information:
      Common stock issued for acquisitions                                     $ 32,703       $ 23,352
                                                                               ========       ========
      Income taxes                                                             $ 18,300       $ 24,835
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

        All of the Company's short-term investments, comprising primarily debt instruments with contractual maturities of less than two years and marketable equity securities have been classified as available for sale and therefore are reported at fair value with unrealized gains and losses presented as a separate component of shareholders' equity. Management determines the appropriate classification of securities at the time of purchase and reevaluates the classification at each reporting date. Interest income is accrued as earned. At September 30, 1997 the fair value of the Company's investments approximated cost.

Revenue Recognition

        Revenue from product sales is recognized at the time of shipment except for certain shipments to distributors with right of return and allowance in which case revenue is deferred until the distributor resells the product. For sales recognized at the time of shipment, reserves for estimated returns and price adjustments are provided at the time of shipment.

NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                 SEPT. 30, 1997   DEC. 31, 1996
                                                 --------------   -------------
                   Inventories:
                       Raw materials                  $2,851         $ 2,192
                       Work-in-process                22,867          14,302
                       Finished goods                 13,236          18,797
                                                     -------         -------
                                                      38,954          35,291
                       Less: inventory reserves       (2,441)         (2,141)
                                                     -------         -------
                                                     $36,513         $33,150
                                                     =======         =======



NOTE 3. WAFER CAPACITY COMMITMENTS

        In November 1995, the Company entered into agreements with two wafer foundries, Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") and United Microelectronics Corporation ("UMC"), in which the Company secured access to additional manufacturing capacity and to certain technology.

        Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company agreed to pay approximately $32 million over the next two years as deposits for wafers through 1999. The cash requirements associated with this agreement were two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments. The Company paid the first $16 million installment by making payments of $12.6 million and $3.4 million on June 28 and July 1, 1996, respectively. In the third quarter of 1997, the Company paid the second installment of $16 million. If the Company is not able to use, assign, or sell the additional wafer quantities, a portion of the deposits may be forfeited.

        Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company agreed to invest approximately $24.4 million in three installments over the projected eighteen-month period required to build the facility. The Company made the first installment payment of $6.9 million in the first quarter of 1996 and the second installment payment of $13.0 million in the first quarter of 1997. Under the terms of the agreement, the Company will receive approximately a 5% equity ownership in the joint venture company and certain capacity rights. In the third quarter of 1997, the joint venture semiconductor manufacturing facility under construction suffered heavy damages from a fire during its construction. The management of the joint venture has stated that it expects that insurance will cover its fire losses. The Company does not anticipate any potential wafer capacity constraints at this time.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENT

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

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   ----------------------   -----------------------
                                                   SEPT. 30,    SEPT. 30,   SEPT. 30,     SEPT. 30,
                                                     1997         1996        1997          1996
                                                   ---------    ---------   ---------     ---------
         Primary earnings per share as reported      $0.04        $0.31       $0.03         $0.11
         Pro forma earnings per share                 0.04         0.34        0.03          0.13
         Pro forma diluted earnings per share         0.04         0.31        0.03          0.11


NOTE 5. STOCK REPURCHASE PROGRAM

        On April 29, 1997, the Company's board of directors authorized the repurchase of up to two million of the Company's common shares at market prices and as market and business conditions warrants. Such repurchases will be made at management's discretion. At September 30, 1997, the Company had not repurchased shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements contained in this discussion that are not statements of historical fact may be deemed to be forward-looking statements. A number of important factors could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including dependence on continued growth in demand for PC multimedia capabilities for notebook and desktop computers, as well as consumer electronic products; the Company's ability to take advantage of new markets; increased competition and pricing pressures, general economic conditions and conditions specific to the semiconductor industry; the timing and market acceptance of new product introductions; the timely development of new products; continued availability of quality foundry capacity; dependence on sales to customers in Asia which are denominated in United States dollars; and other risks set forth in this filing and in the Company's filings from time to time with the Securities and Exchange Commission.

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

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     --------------------- ----------------------
                                                     SEPT. 30,   SEPT. 30, SEPT. 30,    SEPT. 30,
                                                       1997        1996      1997         1996
                                                     ---------   --------- ---------    ---------
Net revenues                                           100.0%      100.0%     100.0%      100.0%
Cost of revenues                                        67.5        49.1       58.3        46.1
                                                       -----       -----      -----       -----
Gross margin                                            32.5        50.9       41.7        53.9

Operating expenses:
    Research and development                            16.0         9.3       11.7         9.2
    Research and development in-process                   --          --       12.4        20.3
    Selling, general and administrative                 12.1         7.2        9.8         7.0
                                                       -----       -----      -----       -----
Operating income                                         4.4        34.4        7.8        17.4
    Nonoperating income, net                             0.8         0.7        1.0         1.2
                                                       -----       -----      -----       -----
Income before provision for income taxes                 5.2        35.1        8.8        18.6
    Provision for income taxes                           1.9        13.7        8.2        15.4
                                                       -----       -----      -----       -----
Net income                                               3.3%       21.4%       0.6%        3.2%
                                                       =====       =====      =====       =====


        Net Revenues. The Company's net revenues decreased from $60.1 million in the third quarter of 1996 to $52.2 million in the third quarter of 1997. Net revenues for the third quarter of 1997 decreased 13% from 1996 as a result of a highly competitive pricing environment. International revenues accounted for substantially all of the Company's revenues in the third quarters of 1997 and 1996. International revenues include shipments to foreign locations of multinational U.S. based companies.

        The Company's net revenues increased from $149.8 million in the first nine months of 1996 to $178.8 million reported in the first nine months of 1997, a 19% increase. Net revenues increased primarily due to increased unit shipments of the Company's existing PC audio products and sales of new PC audio and video semiconductor products. International revenues accounted for substantially all of the Company's net revenues for the first nine months of 1996 and 1997.

        Gross Profit. The Company's gross profit decreased from $30.6 million in the third quarter of 1996 to $17.0 million in the third quarter of 1997. The decrease in gross profit in the third quarter of 1997 as compared to the same period in 1996 was primarily the result of lower average selling prices ("ASPs") on existing products arising from highly competitive market conditions.

        The Company's gross profit decreased from $80.7 million in the first nine months of 1996 to $74.6 million in the first nine months of 1997. The decrease in gross profit was primarily the result of lower ASPs in existing products arising from highly competitive market conditions.


        Research and Development. Research and development expenses were $8.3 million and $21.0 million in the third quarter and first nine months of 1997, respectively, compared to $5.6 million and $13.8 million in the third quarter and first nine months of 1996, respectively. Research and development expenses exclude one-time pre and post-tax charges of $22.2 million related to acquired research and development in-process from the acquisition of Platform Technologies, Inc. ("Platform") in the second quarter of 1997, and $30.4 million related to acquired research and development in-process from the acquisition of VideoCore Technology, Inc. ("VideoCore") and OSEE Technology, Inc. ("OSEE") in the first quarter of 1996. The increase in absolute dollars was primarily due to the increase in the Company's engineering staff, engineering test runs, masks, internal and external consulting expenses associated with increased research and development efforts to support the introduction of new PC audio and multimedia products as well as the expenses for the amortization of assets from the acquisition of Platform, VideoCore and OSEE.

        Selling, General and Administrative. Selling, general and administrative expenses were $6.3 million and $17.5 million in the third quarter and first nine months of 1997, respectively, compared to $4.4 million and $10.5 million in the third quarter and first nine month of 1996, respectively. The increase in absolute dollars was primarily due to added personnel and related expenses and, to a lesser extent, promotional expenses and costs associated with the expansion of the Company's sales activities.

        Non-Operating Income, Net. Non-operating income, net was $417,000 and $1.9 million in the third quarter and first nine months of 1997, respectively, compared to $418,000 and $1.8 million in the third quarter and first nine months of 1996, respectively. Non-operating income, net consisted of interest income and gains on sale of securities, net of interest expense.

        Provision for Income Taxes. The Company's effective tax rate was 39.0% and 37.4% for the third quarter of 1996 and 1997, respectively. Excluding the one-time pre and post-tax charge of $22.2 million related to acquired research and development in-process from the acquisition of Platform, the Company's pro forma tax rate for the first nine months of 1997 was lower than the combined federal and state statutory rates as a result of tax exempt interest income and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At September 30, 1997, the Company had cash and cash equivalents and short-term investments of $44.7 million and working capital of $87.6 million. As of September 30, 1997, the Company had two lines of credit. One line of credit is for $20 million and will expire on May 31, 1999. The second line of credit is for $10 million and will expire on June 10, 1998. These lines of credit require the Company to achieve certain financial ratios and operating results. There were no borrowings under these lines of credit as of September 30, 1997.

        In the first nine months of 1997, the Company generated cash of $28.4 million from operating activities consisting of net income of $23.4 million and depreciation and amortization of $5.0 million after excluding a one-time pre and post-tax charge of $22.2 million related to the acquired research and development in-process from the acquisition of Platform. The Company received net proceeds of $17.9 million from sale of marketable equity securities and $2.4 million from issuance of common stock from exercise of stock options and employee stock purchase plan. Approximately $47.5 million was used to finance working capital, primarily due to increase in accounts receivable, reflecting a growth in sales, coupled with a decrease in accounts payable and accrued liabilities. $10.4 million was used to purchase property, plant and equipment. Additionally, the Company received $2.5 million on the acquisition of Platform.

        The Company believes that its existing cash and cash equivalents as of September 30, 1997, together with the cash generated from operations and available borrowings under its line of credit, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $17.0 million of which approximately $8.2 million will be used to fund construction of additional facilities and approximately $8.8 million will be used to acquire capital equipment. In addition, the Company will invest approximately $5.0 million over the next 2 months in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments. In addition, on April 29, 1997, the Company's board of directors authorized the repurchase of up to two million of the Company's common shares at market prices and as market and business conditions warrants. Such repurchases will be made at management's discretion. At September 30, 1997, the Company had not repurchased shares. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

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


                                  RISK FACTORS

     Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in unit average selling prices ("ASPs") of the Company's products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include seasonal customer demand, the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, the timing of significant orders and significant increases in expenses associated with the expansion of operations. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future.

     Competition; Pricing Pressures. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. The Company currently competes with add-in card suppliers and semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be at lower costs or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the ASPs and margins of the Company's products. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for the Company's products are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     Dependence on PC and consumer markets. In the third quarter of 1997, sales of PC audio semiconductors accounted for a majority of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. Similarly, the Company is receiving significant revenues from Video Compact Disk ("VCD") semiconductors in the consumer market. Any reduction in ASPs for products or demand for the Company's semiconductors, whether because of a reduction in demand for PCs or VCD's in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is currently engaged in the development and introduction of new multimedia products for the PC and consumer markets that provide capabilities such as audio, video and fax/modem/voice applications. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by TSMC, which has manufactured certain of the Company's products since 1989. The Company also has a foundry arrangement with UMC, which has been manufacturing certain of the Company's products since 1995. TSMC, in particular, provides the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, with the exception of TSMC, manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC in which the Company has secured access to additional capacity and to leading-edge technology. During the third quarter, the Company paid approximately $16 million to TSMC in exchange for certain wafer capacity commitments. If the Company is not able to use, assign, or sell the additional wafer quantities, a portion of the deposits may be forfeited. In addition, the Company expects to invest approximately $5.0 million in one installment over the next two months in exchange for an equity ownership in a joint venture with UMC to build a new foundry and for certain wafer capacity commitments.

     While the Company has entered into long-term agreements with two of its foundries, the Company's reliance on these and other independent foundries involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs, and the international risks more fully described below. The Company expects to rely upon TSMC and UMC to manufacture substantially all of the Company's products for the foreseeable future. In the event that TSMC and UMC are unable to continue to manufacture the Company's key products in required volumes, the Company will have to identify and secure additional foundry capacity. In such an event, the Company may be unable to identify or secure additional foundry capacity from another manufacturer, particularly at the levels that the Company currently expects TSMC and UMC to provide. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. The loss of any of its foundries as a supplier, the inability of the Company to acquire additional capacity at its current suppliers or qualify other wafer manufacturers for additional foundry capacity should additional capacity be necessary, or any other circumstances causing a significant interruption in the supply of semiconductors to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     International Operations. In the third quarter of 1997, international sales, accounted for substantially all of the Company's net revenues. Substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, Korea, Singapore and Japan. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the Untied States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. In particular, Hong Kong, which represents a large market for the Company's products, has recently been returned to mainland China. Should the transition result in instability in Hong Kong, it is possible that sales to Hong Kong could be affected. Such instability could also lead to disruption in the Company's ability to trade with Taiwan, which represents a large portion of the Company's sales and is the location of its major foundries and two test facilities. Should such disruption occur, it is possible that purchases by Taiwanese customers will decline and semiconductor manufacturing in Taiwan will be impeded, cutting off the Company's main supply of guaranteed wafer production. This could lead to capacity constraints at non-Taiwanese foundries. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

     Patents and Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of September 30, 1997, the Company had 9 patents granted in the United States, which expire over time, commencing in 1999 and ending in 2013, and 10 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's President, Chief Executive Officer and Chairman of the Board of Directors. As of September 30, 1997, Mr. Chan, together with his spouse, Annie M.H. Chan, a director of the Company and certain trusts for the benefit of the Chan's children and certain charities beneficial owned, in the aggregate, approximately 38% of the Company's Common Stock. The future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. Recently, the Company has hired a number of key executives and management personnel. The loss of Mr. Chan, other key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

     Control by Existing Shareholders. As of September 30, 1997, Fred S.L. Chan, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain other shareholders related to Mr. and Mrs. Chan owned, in the aggregate, approximately 38% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company.

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

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.
             27.01 -- Financial Data Schedule

        (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended September 30, 1997.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESS TECHNOLOGY, INC.
                                (Registrant)

Date:   November 14, 1997       By:  /s/  FRED S.L. CHAN
                                    --------------------------------------------
                                    Fred S.L. Chan
                                    President, Chief Executive Officer
                                    and Chairman of the Board

Date:   November 14, 1997       By: /s/  JOHN H. BARNET
                                    --------------------------------------------
                                    John H. Barnet
                                    Vice President,
                                    Chief Financial Officer and Secretary

Date:   November 14, 1997       By: /s/  HOWARD N. HIDESHIMA
                                    --------------------------------------------
                                    Howard N. Hideshima
                                    Controller and Principal Accounting Officer

                                  EXHIBIT INDEX



                      EXHIBIT
                         NO.                      DESCRIPTION
                      -------                     -----------
                       27.01                Financial Data Schedule