Form 10-K
period 1997-12-31
ESS TECHNOLOGY INC
filed 1998-03-31
CIK 907410

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

                         COMMISSION FILE NUMBER 0-26660
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 27, 1998 ($7.625) as reported on the Nasdaq National Market, was approximately $195,708,000. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 27, 1998, registrant had outstanding 40,833,580 shares of Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

                              ESS TECHNOLOGY, INC.
                                 1997 FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    2
Item 2.    Properties..................................................   10
Item 3.    Legal Proceedings...........................................   10
Item 4.    Submission of Matters to a Vote of Security Holders.........   11
Item 4A.   Executive Officers of the Registrant........................   11

                                   PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters.........................................   13
Item 6.    Selected Financial Data.....................................   14
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   15
Item 8.    Financial Statements and Supplementary Data.................   24
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................   43

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   44
Item 11.   Executive Compensation......................................   44
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   44
Item 13.   Certain Relationships and Related Transactions..............   44

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   44

Signatures.............................................................   48

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

                                     PART I

ITEM 1. BUSINESS

     ESS Technology, Inc. ("ESS" or the "Company"), a California corporation, designs, markets and supports highly integrated mixed signal semiconductor and software solutions for multimedia applications in the personal computer ("PC") and consumer marketplaces. The Company offers comprehensive solutions for audio, video and modem applications. ESS has established itself as a leading supplier of mixed-signal PC audio solutions that integrate all essential audio components on a single chip. During 1997, ESS expanded its core audio family to include PCI audio solutions which address more advanced audio applications including positional 3D, sample rate conversion, and hardware accelerated wavetable synthesis and speaker virtualization.

  AudioDrive Products

     ESS' single chip AudioDrive products enable PC manufacturers to provide audio capabilities on add-on sound cards and directly on the motherboards of desktop and notebook computers. The Company has established itself as a leader in integrated audio solutions and counts many of the leading manufacturers of personal computers and sound cards among its customers.

     Recently, demand for audio products has increased due to four dynamic factors: (1) increased market demand for PCs incorporating audio functionalities; (2) growth in PC entertainment, educational and business applications; (3) increases in use of on-line services; and (4) the low cost of these solutions.

     The Company's AudioDrive products are based on ESS' audio technologies, design methodologies, and software and firmware expertise. ESS has developed a proven set of ISA and PCI product solutions for the PC market.

     The AudioDrive ISA product family integrates ESFM(TM), a proprietary FM sound synthesis technology, that produces superior sound quality by enhancing traditional FM synthesis techniques, with hardware, software and music database technology. ESS also utilizes its proprietary advanced analog and mixed signal design methodologies, together with its library of audio semiconductor designs, to produce highly integrated mixed signal audio chips. ESS software technology is bundled as part of its comprehensive solution and consists of its AudioDrive device drivers for Microsoft(R) Windows(R)3.1, Windows NT(R) Windows 95(R), IBM OS/2(R)Warp(R), DirectX(TM)PC games, and audio applications, including ESS AudioRack(TM) controller, an integrated graphical controller for the entire PC audio system.

  ISA AudioDrive Products

     ES692: a wavetable music synthesizer chip. The ES692 includes reverb special effects without need for external RAM. With its embedded microcontroller, the ES692 supports General MIDI, providing for 128 melodic instruments with ability to play back 32 voices of 16-bit data at a sampling rate of 44.1kHz. Music is produced in high fidelity with the realism of a live symphony orchestra. The ES692 includes a 1MB wavetable ROM to provide a complete wavetable solution. This internal ROM provides digitally recorded sound samples of musical instruments.

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

     ES1869: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, plug-and-play, full-duplex operation, Zoom Video support, game support and three-dimensional sound effect. The ES1869 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1869 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1869 provides full ISA plug-and-play support and includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1869 supports full-duplex operation with simultaneous record and playback with two DMA channels and contains an I2S interface to support Zoom Video port for MPEG audio. It also integrates circuitry to produce a three-dimensional sound effect from two speakers.

     ES1878: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, full-duplex operation, Zoom Video support, and game support. The ES1878 integrates digital logic and a microcontrol-ler with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1878 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1878 includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1878 provides full plug-and-play support. The ES1878 also includes support for full-duplex operation with simultaneous record and playback, and it contains an I2S interface to support the PCMCIA Zoom Video port specification for MPEG input to PCs. The ES1878 provides full plug-and-play support and provides an interface to a docking station unit.

     ES1879: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, full-duplex operation, Zoom Video support, telegaming and game support and three-dimensional sound effect. The ES1879 combines the features of the ES1878 with I2S interface for Zoom Video support, as well as circuitry to produce three-dimensional sound effect from two speakers. The ES1879 provides full plug-and-play support and provides interface to a docking station unit.

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

  PCI AudioDrive Products

     ES1918: Maestro PCI audio CODEC. The ES1918 is a single mixed signal AC '97 CODEC and mixer for a digital audio controller. The ES1918 meets PC97 and Audio CODEC '97 specifications.

     ES1948: Maestro-1: a PCI digital audio accelerator. The Maestro-1 provides enhanced audio, utilizing the additional bandwidth provided by the PCI bus and taking advantage of the Intel AC-97 architecture. The Maestro-1 implements positional 3D and 64 channel hardware wavetable using system memory to dramatically improve the multimedia gaming experience. The Maestro-1 uses ESS proprietary technology called TDMA to provide legacy compatibility for DOS games which is a requirement for multimedia PCs.

     ES1968: Maestro-2: a PCI digital audio accelerator. The Maestro-2 provides enhanced audio, utilizing the additional bandwidth provided by the PCI bus and taking advantage of the Intel AC-97 architecture. The

Maestro-2 implements positional 3D using CRL's Digital Ear(TM) and Sensura(TM) 3D audio technology to dramatically improve the multimedia gaming experience. The Maestro-2 implements 64 channel hardware wavetable using system memory to reduce size, cost and host utilization while increasing sound quality for MIDI. The Maestro-2 utilizes ACPI and small form factor to enable low power designs for notebooks and motherboards. The Maestro-2 also uses ESS proprietary technology, TDMA to provide legacy compatibility for DOS games, a requirement for multimedia PCs.

     ES1938: Solo-1: A PCI single mixed signal audio chip. The ES1938 provides a single chip PCI audio solution providing high-quality audio processing while maintaining full legacy DOS game compatibility. The ES1938 has 16-bit stereo with 7 channel record and playback mixers and an integrated 3-D sound effects processor. It supports ACPI, PPMI and PCI Mobile Design Guide specifications.

  TeleDrive Products

     Internet-related applications, such as voice e-mail, Internet radio, audio home pages, and news on demand, are increasing the demand for integrated audio and computer fax/modem functions on the personal computer. ESS TeleDrive products enable PC manufacturers to provide fax/modem capabilities to add-on cards and directly onto the motherboards of desktop and notebook PCs.

     ES336V: a V.34bis chipset data/fax/voice controller-less modem solution. The ES336V provides base data, full duplex speaker phone, telephone answer machine and V.80 support for H.324 video conferencing applications.

     ES56V: a X2 or V.90 chipset data/fax/voice controller-less modem solution. The ES56V is a superset of the ES336V and is compliant with the V.90 worldwide modem standard via proprietary software.

     ES56CV: a ES336V/ES56V modem solution with 16 or 32 bit full duplex stereo. The ES56CV combines the ES336V/ES56V modem solution with a single mixed signal 16 or 32 bit stereo audio chip with integrated ESFM synthesizer, plug-and-play full-duplex operation and game support.

  VideoDrive Products

     ESS VideoDrive products provide consumer original equipment manufacturers ("OEMs") of VCD and DVD players with total programmable system solutions. The VideoDrive products provide OEMs of VCD players with a programmable single-chip processor which includes MPEG-1 video, audio and system decoder. It delivers full-screen, full-motion video at 30 frames per second with selectable CD-quality audio and can be combined with memory and video/audio DACs. The products also provide OEMs of DVD players with a programmable single chip processor which includes MPEG-2 audio/video/system and transport layer decoder, AC3 and video post-processing. These chips are designed for a variety of applications in consumer electronics such as set-top boxes and DVD players.

  VCD Player Products

     ES3204: Single chip programmable VCD processor which includes MPEG-1 audio/video/system decoder for use in VCD players. The ES3204 is a single chip that supports MPEG-1 video decoding and provides on-screen display, Karaoke functions, programmable playback control for VCD 2.0 and trick play mode features.

     ES3207: Analog companion chip. The ES3207 provides echo, surround sound, 3D audio, TV encoder with clock generation and audio DAC functions.

     ES3209: Analog companion chip to VDC processor chip. The ES3209 incorporates the ES3207 features of echo, surround sound, 3D audio, TV encoder with clock generation, audio DAC functions with HTML, hyperlink and a graphic user interface.

     ES3210: Single chip programmable VCD processor which includes MPEG-1 audio/video/system decoder for use in standalone and portable VCD players. The ES3210 is a single chip that supports MPEG-1 video decoding and incorporates on-screen display, Karaoke functions, programmable playback control, trick play mode features, an integrated SRAM and remote control interface logic in a smaller form factor allowing a more compact design.

     ES3211: Arcade accelerator. The ES3211 enables direct interface with external games controllers to allow CD-ROM games to be played on a VCD player.

  DVD Player Products

     ES3301: Audio/video Transport Demultiplexer and Descrambler. The ES3301 is a transport-layer demultiplexer, parser and descrambler designed for the set-top box, DVD and Broadcast PC applications.

     ES3308: Single chip programmable DVD processor that includes MPEG-2 audio/video/system decoder for use in DVD players and digital set-top boxes. The ES3308 is a single chip solution that supports MPEG-2 video decoding and provides on-screen display and transport layer compliance with DVD standard as well as Digital Broadcast Signal standards.

  Software and Support

     ESS provides comprehensive support for its products including software that can be bundled with its products. This software includes device drivers for Microsoft Windows 3.1, Windows NT, Windows 95 and Windows 98, IBM OS/2 Warp, Intel NSP and PC games, for PC products and systems support for the Company's VCD and DVD products. Other support software that is available to customers includes localization software and installation software that allows customers to tailor their products for specific applications and needs.

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

CUSTOMERS

     ESS sells its product principally to OEMs of PCs, PC-related add-in boards and consumer electronics systems. The Company sells its product through a direct sales force in the United States and through direct sales and distributors in Asia and Europe. The following table shows representative customers worldwide:

HONG KONG     UNITED STATES      TAIWAN    JAPAN(1)   REST OF THE WORLD
---------     -------------      ------    --------   -----------------
Eastbase    Compaq              Acer      Fujitsu     Best Union
Dynax(2)    Diamond Multimedia  BTC       Hitachi     Hyundai
Weikeng(2)  Digital Equipment   FIC       Matsushita  Multiwave
            EDO                 GVC       NEC         Philips
            Hewlett Packard     Inventec  Sanyo       Pineview
            IBM                 Labway    Sony        Samsung
                                Mitac                 Trigem
                                Quanta                Wearnes

---------------
(1) Sales in Japan are made through a distributor.

(2) Distributors of the Company.

     A limited number of customers have historically accounted for a substantial portion of the Company's net revenues. In 1995, 1996 and 1997, sales to the Company's top five customers, including sales to its international distributors, accounted for approximately 48%, 40% and 49%, respectively, of the Company's net revenues. In 1995, Compaq and Universe Electron Corporation, a Japanese distributor, each accounted for approximately 17% of the Company's net revenues. In 1996, Compaq and Universe Electron Corporation each accounted for approximately 12% and 13%, respectively, of the Company's net revenues. In 1997, Eastbase and Dynax, a Hong Kong distributor, each accounted for approximately 13% of the Company's net revenues. The Company expects that a limited number of customers may continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this will continue in the future.

SALES AND MARKETING

     The Company sells and markets to leading PC and consumer OEM's worldwide. The Company markets its products through its direct sales force, distributors and manufacturer representatives.

     In 1995, 1996 and 1997, international sales comprised approximately 73%, 92% and 89% of the Company's net revenues, respectively. The Company's international revenues in 1995, 1996 and 1997 have been derived primarily from Asian customers who manufacture PCs, PC-related add-in boards and consumer OEM's of VCD players. A large percentage of the worldwide supply of these products is manufactured by suppliers in Asia. ESS has direct sales personnel and technical staff located in Taiwan. A significant portion of the Company's Asian sales have been to customers located in Taiwan. See "Factors That May Affect Future
Results -- International Operations." The Company has opened new customer and technical support centers in Shenzhen-China, Hong Kong and Korea in order to support its broadening customer base. The Company's products are also sold internationally through distributors and manufacturer representatives located in Hong Kong, Taiwan, Japan, India, Singapore, Korea and Germany. The Company's manufacturer representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. In addition, certain of the Company's manufacturer representatives, distributors and customers typically are authorized certain rights of return for unsold product or pricing allowances to compensate for rapid, unexpected prices changes. See "Factors That May Affect Future
Results -- Customer Concentration."

     The Company believes that customer service and technical support are important competitive factors in selling to major customers. The Company provides technical support to its customers. Manufacturer representatives and distributors supplement the Company's efforts by providing additional customer service at the local level. The Company believes that close contact with its customers not only improves the customers' level of satisfaction, but also provides important insight into future market direction.

     Sales of the Company's products are generally made pursuant to standard purchase orders, which are frequently revised to reflect changes in the customer's requirements. Product deliveries are scheduled upon the Company's receipt of purchase orders. Generally, these purchase orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, the Company believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues. See "Factors That May Affect Future Results -- Potential Fluctuations in Operating Results."

RESEARCH AND DEVELOPMENT

     In order to compete successfully, the Company believes that it must continually design, develop and introduce new products that take advantage of market opportunities and address emerging technical standards. The Company's strategy is to leverage its base of design expertise, analog, digital and mixed signal design capabilities and process technologies, and software and systems expertise to develop audio, modem and video solutions for the PC and consumer marketplace. ESS has in the past acquired and in the future will consider acquiring technology and product lines to enhance its own product offerings and to accelerate its time-to-market. The Company intends to continue to provide comprehensive solutions for its customers by developing state of the art semiconductor chips, device drivers, firmware and application software in its chosen markets.

     ESS utilizes a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high level design description language. The Company invests regularly in new advanced equipment and software tools and intends to maintain and enhance its library of core cells. The Company opened a new design center in Beijing-China during 1997 in order to gain access to additional engineering talent.

     At December 31, 1997, ESS had a staff of 209 research and development personnel, 148 of which were involved in semiconductor design and process development and 61 of which were involved in software development. In addition, ESS has engaged outside developers to develop certain technologies to the Company's specifications and intends to continue to utilize outside developers in the future. During 1995, 1996 and 1997 the Company spent approximately $8.7 million, $20.3 million and $29.5 million, respectively, on research and development activities, excluding a one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process from the acquisitions of VideoCore Technology, Inc. ("VideoCore") and OSEE Technology, Inc. ("OSEE") in the first quarter of 1996 and a one-time pre and post-tax charge of $22.2 million related to acquired research and development in-process from the acquisition of Platform Technologies, Inc. ("Platform") in the second quarter of 1997.

     In June 1997, the Company completed its acquisition of Platform pursuant to which the Company obtained all the outstanding capital stock of Platform in exchange for approximately 2.54 million shares of the Company's Common Stock including approximately 954,000 options with a value of $32.7 million. Platform is a wholly owned subsidiary of the Company. The acquisition of Platform provided the Company with certain PCI audio expertise and designs in process, along with significant engineering talent. In January 1996, the Company completed its acquisition of VideoCore pursuant to which the Company acquired all of the outstanding capital stock of VideoCore in exchange for approximately 525,000 shares of the Company's Common Stock and $5.7 million in cash. VideoCore, a wholly owned subsidiary of the Company, is developing integrated circuits which incorporates advanced compression technology for digital video products. In March 1996, the Company completed its acquisition of OSEE pursuant to which the Company acquired all of the outstanding capital stock of OSEE in exchange for approximately 217,000 shares of the Company's Common Stock and $3.6 million in cash. OSEE, a wholly owned subsidiary of the Company, is developing algorithm technology which enables the Company to offer modem applications to its customers. The Company may continue to utilize cash and equity to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

MANUFACTURING

     The Company contracts with independent foundries and assembly and test service providers to manufacture all of its products. This manufacturing strategy enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. Semiconductor manufacturing consists of foundry activity where wafer fabrication takes place, and assembly and test activities. Wafer fabrication is performed by two independent foundries, which utilize advanced manufacturing technologies. A substantial majority of the Company's products are manufactured by Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), which has manufactured certain of the Company's products since 1989. The Company also has a foundry arrangement with United Microelectronics Corporation ("UMC") in Taiwan. Most of the Company's devices are currently fabricated using a mixed signal CMOS 0.5 and 0.35 micron process technology. The Company is currently developing new products and converting some existing products to a 0.25 micron process technology.

     The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs and to produce products of acceptable quality and with acceptable manufacturing yields in a timely manner. These foundries fabricate products for other companies and manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC. Under the Company's long-term agreement with TSMC, in exchange for TSMC's wafer capacity commitments for the years 1996 through 1999, the Company made payments of approximately $32 million in two installments in 1996 and 1997.

     Under the Company's agreement with UMC, the Company entered into a joint venture arrangement with UMC and other U.S. semiconductor companies to build a separate semiconductor manufacturing facility to be located in Taiwan at an estimated cost of $1 billion. The Company has invested approximately $24.6 million in this joint venture. Under the terms of the agreement, the Company will receive approximately a 5% equity ownership in the joint venture company and capacity rights. The new fabrication facility is currently projected to commence production of 8-inch wafers in 1999. The facility was scheduled to open during 1998, but several fires during construction impeded progress. UMC has stated that it expects insurance will cover its recent fire losses at the joint venture foundry. There can be no assurance that the Company will be able to obtain additional capacity when necessary.

     All of the Company's semiconductor products are assembled and tested by third-party vendors, primarily OSE and Advanced Semiconductor Engineering in Taiwan, ASAT in Hong Kong, and Astra Microtronics in Indonesia. The Company has internally designed and developed its own test software and certain test equipment, which is provided to the Company's test vendors. Shortages of raw materials or disruptions in the provision of services by the Company's assembly vendors could lead to supply constraints or delays in the delivery of the Company's products. Such constraints or delays might result in the loss of customers, limitations or reductions in the Company's revenues or other material adverse effects on the Company's business, financial condition and results of operations. The Company's reliance on third-party assembly and testing vendors involves a number of other risks, including reduced control over delivery schedules, quality assurance and costs. The inability of such third parties to deliver products of acceptable quality and in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Dependence on TSMC and Other Third Parties" and " -- International Operations."

COMPETITION

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. The Company currently competes with add-in card suppliers and other semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be at lower costs or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the average selling prices ("ASPs") and margins of the Company's products. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for the Company's products are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected. See "Factors That May Affect Future Results -- Potential Fluctuations in Operating Results."

     The Company's existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company's competitors also include a number of smaller and emerging companies. The Company's principal audio competitors include Cirrus Logic, Creative Technology and Yamaha. The Company's principal video competitors include C-Cube, Windbond, LSI Logic and SGS Thompson. The Company's principal modem competitors include Cirrus Logic, Lucent, Rockwell, 3Com and Texas Instruments. Certain of the Company's current and potential competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new multimedia standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     Each successive generation of microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing multimedia functions. In this regard, Intel Corporation has developed Native Signal Processing ("NSP") capability and an extended multimedia system architecture ("MMX") for use in conjunction with its Pentium microprocessor, and is promoting the processing power of the Pentium for data and signal intensive functions such as graphics acceleration and other multimedia functions. There can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products. See "Factors That May Affect Future Results -- Importance of New Products and Technological Changes."

PATENTS AND PROPRIETARY RIGHTS

     The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of December 31, 1997, the Company had 9 patents granted in the United States, which expire over time, commencing in 1999 and ending in 2013, and 10 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Except for the Creative Technology litigation (See "Item 3. Legal Proceedings"), there is no pending intellectual property litigation against the Company. However, the Company or its foundries may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company currently licenses certain of the technology utilized by the Company in its products, and expects to continue to do so in the future. The Company has no current plans to grant licenses with respect to its products or technology; however, it may become necessary for the Company to enter into product licenses in the future in order, among other things, to secure foundry capacity. Although the Company has in the past granted licenses to certain of its technology, some of which have expired, such licenses have been limited and the Company has not derived material revenues from such licenses in recent periods. See "Factors That May Affect Future Results -- Uncertainty Regarding Patents and Protection of Proprietary Rights."

EMPLOYEES

     As of December 31, 1997, the Company had 447 full-time employees, including 209 in research and development, 110 in marketing, sales and support and 128 in operations, finance and administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled semiconductor design personnel and software engineers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. See "Factors That May Affect Future
Results -- Dependence on Key Personnel."

ITEM 2. PROPERTIES

     Prior to October 1996, the Company leased two facilities in Fremont, California. The leases for such facilities expired on June 30 and October 31, 1996. The facilities consisted of two buildings comprising approximately 62,000 square feet, which were used as the Company's headquarters. In October 1995, the Company purchased approximately 16 acres of land near its previous Fremont headquarters and constructed a new headquarters facility of 93,000 square feet. The Company relocated its operations from the leased facility to the new facility in September 1996. The Company anticipates that it will complete construction of an additional building to house research and development efforts on the existing land in the spring of 1998. The Company also plans to construct a dormitory to house visitors and guest workers during 1998.

ITEM 3. LEGAL PROCEEDINGS

     On March 11, 1998, Creative Technology Ltd. and its subsidiary E-mu Systems, Inc. (together, "Creative") filed a lawsuit against the Company and one of its customers, Diamond Multimedia Systems, Inc. ("Diamond"), alleging infringement of U.S. Patent No. 5,698,803 (the "803 patent"), by the Company's Maestro products, one of which is included in products sold by Diamond. The complaint requests preliminary and permanent injunctions, and unspecified damages. Creative also claims willful infringement and requests treble damages and attorney's fees. The lawsuit, entitled Creative Technology Ltd. et al v. ESS Technology, Inc. et al, is pending in the U.S. District Court for the Central District of California.

     No date has been set for any hearing or for trial of the matter. The Company is still engaged in investigating the claim. Although the Company believes that it does not infringe any valid claim of the 803 patent, the Company cannot predict the ultimate resolution of the lawsuit.

     The grant of a preliminary or permanent injunction enjoining the sales of the Maestro products could result in a material adverse effect on the Company's business, financial condition and results of operations, including a reduction in the Company's revenues and income, losses for an extended period of time and a depletion in the Company's financial resources. In addition, the Company could be required to pay monetary damages to Creative, which are subject to trebling in the event of a finding of willful infringement. Further, the Company may have to indemnify Diamond from liability with respect to claimed infringements of the 803 patent and, in the event of a determination of infringement and the grant of an injunction, the Company may have to compensate Diamond for damages related to such determination and secure a license for Diamond to continue using the enjoined chips, replace the chips with non-infringing chips or remove the chips and refund the purchase price of such chips. Such indemnification could increase the Company's exposure to, and amount of, potential costs and liability in such event, and could have a material adverse effect on the Company's business, financial condition and results of operations.

     In connection with the Creative litigation, the Company may incur substantial legal and other expenses. In addition, the Creative litigation may divert the efforts and attention of the Company's management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. Accordingly, the expenses and diversion of resources associated with the Creative litigation could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1.
Business -- Patents and Proprietary Rights."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's current executive officers:

                 NAME                    AGE                      POSITION
                 ----                    ---                      --------
Fred S.L. Chan.........................  51    President, Chief Executive Officer and
                                               Chairman of the Board of Directors
John H. Barnet.........................  62    Vice President, Chief Financial Officer and
                                               Secretary
Chi-Shin Wang..........................  51    Chief Technical Officer
Robert L. Blair........................  50    Executive Vice President, Operations
Nicholas Aretakis......................  36    Vice President Marketing and Sales, - PC
                                               Products
Johnston Chen..........................  37    Vice President, Sales - Consumer Products
Howard Hideshima.......................  38    Controller and Chief Accounting Officer

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

     Mr. Blair has been Executive Vice President, Operations of the Company since April 1997. From December 1994 to March 1997, he was Vice President of Operations of the Company. From December 1991 to November 1994, he was Senior Vice President Operations (Software Packaging & Printing Division) of Logistix Corporation, a software turnkey company, and from 1989 to November 1991, he was Vice President and co-owner of Rock Canyon Investments, a real estate development planning firm in California. From 1986 to 1989, he held various positions at Xidex Corporation, a computer diskette manufacturer, including President/General Manager, at XEMAG, a division of Xidex Corporation. From 1973 to 1986 he was Vice President, High Reliability Operations at Precision Monolithics, Inc.

     Mr. Aretakis has been Vice President, Marketing and Sales -- PC Products of the Company since December 1997. From January 1997 to November 1997, he was Vice President Sales -- PC Products of the Company. From August 1994 to December 1996, he was Vice President of Sales of the Company. Prior to joining the Company, he held sales positions in various semiconductor companies, including Director of OEM Sales at Media Vision, a computer peripherals manufacturer, from March 1993 to July 1994 and Director of Sales at SEEQ from 1988 to January 1993. From 1984 through 1988, Mr. Aretakis held various marketing positions at Microchip Technology Inc. Mr. Aretakis holds a B.S.E.E. degree from Columbia University and a BA degree in Mathematics from Hobart College.

     Mr. Chen has been Vice President, Sales - Consumer Products of the Company since January 1997. From February 1995 to December 1996, he was Director of APAC Sales of the Company. Prior to joining the Company, he was co-owner of Internet Corporation, a semiconductor sales representation company for the Far East market, and served as Director of Sales and Marketing from February 1992 to February 1995. From 1988 to 1992, he was Product Marketing Manager at FIFO Division of Integrated Device Technology. From 1983 to 1988, Mr. Chen held various engineering, marketing, and management positions at PMI Division of Analog Devices, Inc., Siliconix, and Soletron. Mr. Chen holds a B.S.E.E. degree from San Jose State University and an MBA degree from Santa Clara University.

     Mr. Hideshima has been Chief Accounting Officer since July 1997 and Controller of the Company since December 1994. Prior to joining the Company, he was Controller of Hoya MicroMask, Inc., a semiconductor mask company from August 1991 to November 1994 and Accounting Manager at Hoya Corporation USA from July 1990 to July 1991. From June 1985 through June 1990, Mr. Hideshima was an auditor with Arthur Andersen & Company. Mr. Hideshima holds a MBA degree from San Francisco State University and BS degree in Business from University of California -- Berkeley.

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

                                                                  HIGH       LOW
                                                                  ----       ----
FISCAL 1995:
Fourth Quarter (since October 6, 1995)......................      $39        $14 1/16
FISCAL 1996:
First Quarter...............................................       24         16
Second Quarter..............................................       25 1/4     16 1/4
Third Quarter...............................................       18 1/2      9 1/4
Fourth Quarter..............................................       30         15 1/8
FISCAL 1997:
First Quarter...............................................       34 1/4     21 1/2
Second Quarter..............................................       29 1/2     11 7/8
Third Quarter...............................................       18 1/4     13 1/4
Fourth Quarter..............................................       14 3/8      7 9/16

     As of February 27, 1998, there were approximately 272 record holders of the Company's Common Stock.

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

                                                        YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                          1993        1994       1995        1996        1997
                                        --------    --------   --------    --------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues..........................  $ 15,218    $ 33,435   $105,744    $226,455    $249,517
Cost of revenues......................     6,733      12,047     39,584     106,818     171,859
                                        --------    --------   --------    --------    --------
  Gross profit........................     8,485      21,388     66,160     119,637      77,658
Operating expenses:
  Research and development............     2,915       3,711      8,665      20,270      29,471
  Research and development
     in-process.......................        --          --         --      30,355      22,200
  Selling, general and
     administrative...................     3,005       3,233      9,758      16,814      25,198
                                        --------    --------   --------    --------    --------
Operating income......................     2,565      14,444     47,737      52,198         789
Nonoperating income, net..............       598         283      2,694       3,241       2,183
                                        --------    --------   --------    --------    --------
Income before income taxes............     3,163      14,727     50,431      55,439       2,972
Provision for income taxes............     2,880       6,346     20,545      33,813      13,838
                                        --------    --------   --------    --------    --------
Net income (loss).....................  $    283    $  8,381   $ 29,886    $ 21,626    $(10,866)
                                        --------    --------   --------    --------    --------
Net income (loss) per share --basic...  $   0.01    $   0.25   $   0.96    $   0.57    $  (0.27)
                                        ========    ========   ========    ========    ========
Net income (loss) per
  share -- diluted(1).................  $   0.01    $   0.22   $   0.79    $   0.52    $  (0.27)
                                        ========    ========   ========    ========    ========
Shares used in calculating net income
  (loss) per share -- basic...........    31,641      33,510     31,265      37,702      39,593
                                        ========    ========   ========    ========    ========
Shares used in calculating net income
  (loss) per share -- diluted(1)......    35,849      37,413     37,775      41,588      39,593
                                        ========    ========   ========    ========    ========

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                         1993       1994        1995        1996        1997
                                        -------    -------    --------    --------    --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.........................  $ 8,114    $10,860    $ 78,124    $ 69,204    $ 42,284
Working capital.......................    2,940     11,135      70,602      65,207      74,238
Total assets..........................   15,108     24,014     162,703     211,985     231,654
Long-term debt, less current
  portion.............................       --         --      15,960          --          --
Total shareholders' equity............    5,889     14,458     105,208     143,176     171,107

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in calculating net income (loss) per share -- diluted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ESS designs, develops and markets highly integrated mixed signal semiconductor products for sale to the PC and consumer marketplace. In 1997, ESS had revenues totaling $249.5 million, a 10% increase from the 1996 total of $226.5 million and 136% increase from 1995 revenues of $105.7 million. Net income decreased by 78% from $52.0 million in 1996, excluding a one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process for the VideoCore and OSEE acquisitions, to $11.3 million in 1997, excluding a one-time pre and post-tax charge of $22.2 million related to acquired research and development in process for the acquisition of Platform. 1996 net income, excluding the one time pre and post-tax charge for acquired research and development in-process, increased by 74% over 1995 net income of $29.9 million. The gross margin for 1997 was 31%, reflecting price competition and an inventory reserve charge of $18.3 million in the fourth quarter of 1997 offset in part by manufacturing cost reductions, compared to gross margin in 1996 of 53%. 1996 margin declined from 63% in 1995 primarily due to price competition in the audio segment offset in part by manufacturing cost reductions.

     The Company is a leader in semiconductor audio products for the PC marketplace and semiconductor video products for the VCD player market. In 1996, the Company entered the VCD player market after its January 1996 acquisition of VideoCore pursuant to which the Company acquired all of the outstanding capital stock of VideoCore in exchange for approximately 525,000 shares of the Company's Common Stock and $5.7 million in cash. VideoCore develops integrated circuits which incorporate advanced compression technology in digital video products under the trade-name VideoDrive. In March 1996, the Company completed its acquisition of OSEE pursuant to which the Company acquired all of the outstanding capital stock of OSEE in exchange for approximately 217,000 shares of the Company's Common Stock and $3.6 million in cash. OSEE develops advanced modem algorithm technology that enables the Company to provide modem products under the trade name TeleDrive. Both acquisitions were accounted for as purchases and the portion of the purchase prices attributable to research and development in-process was expensed in the first quarter of 1996. In 1995, 1996 and 1997, the Company's AudioDrive products served the market for the ISA standard. In June 1997, the Company completed its acquisition of Platform pursuant to which the Company acquired all the outstanding capital stock of Platform in exchange for approximately 2.54 million shares of the Company's Common Stock including approximately 954,000 options. The acquisition was accounted for as a purchase and the portion of the purchase price attributable to research and development in-process was expensed in the second quarter of 1997. The acquisition of Platform allowed the Company to develop and subsequently introduce products for the PCI standard.

     In 1996, the Company introduced its VideoDrive product, a single-chip MPEG-1 decoder that provides full-screen, full-motion video and selectable CD-quality audio for VCD players. Shipments of these chips to the VCD player market began in the second quarter of 1996. The Company introduced its first MPEG-2 video chip solution, a fully programmable, single-chip processor that incorporates the additional features needed for consumer electronics applications such as DVD players, set-top boxes, multimedia personal computers and home entertainment units.

     The TeleDrive products for the Internet and other modem markets were developed following the Company's first quarter of 1996 acquisition of OSEE. In 1997, the Company began production volume shipments of V.34bis modem solutions and introduced the V.90 56K modem solutions. The Company is currently shipping both V.34bis and V.90 56K modem solutions.

     At the end of 1995, ESS purchased 16 acres of land in Fremont, California, near its previous facilities. By the end of 1996, the Company completed and occupied a two-story, 93,000-square-foot headquarters. During 1997, the Company began construction of another building to be completed in the spring of 1998 to house additional engineering capacity and other needs. A dormitory is also planned to be built during 1998.

     In 1997, the Company's growth was focused on sales of VCD player products to the Asia/Pacific region. ESS supplemented its existing sales and technical support centers with new centers in Shenzhen-China, Hong Kong and Korea. These new centers are supporting the Company's new video products.

     During the fourth quarter of 1997, the Company established a wholly owned foreign subsidiary in the Cayman Islands, British West Indies and transferred a substantial portion of its business operations to it. The Company expects to generate significant future tax benefits from the transfer of these operations.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of net revenues for the periods indicated.

                                                   YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                  1995       1996       1997
                                                  -----      -----      -----
Net revenues....................................  100.0%     100.0%     100.0%
Cost of revenues................................   37.4       47.2       68.9
                                                  -----      -----      -----
  Gross margin..................................   62.6       52.8       31.1
Operating expenses:
  Research and development......................    8.2        9.0       11.8
  Research and development in-process...........     --       13.4        8.9
  Selling, general and administrative...........    9.2        7.4       10.1
                                                  -----      -----      -----
Operating income................................   45.2       23.0        0.3
Nonoperating income, net........................    2.5        1.5        0.9
                                                  -----      -----      -----
Income before income taxes......................   47.7       24.5        1.2
Income taxes....................................  (19.4)     (14.9)      (5.5)
                                                  -----      -----      -----
Net income (loss)...............................   28.3%       9.6%*     (4.3)%**
                                                  =====      =====      =====

---------------
 * Includes a one-time pre and post-tax charge of 13.4% related to acquired research and development in-process.

** Includes a one-time pre and post-tax charge of 8.9% related to acquired research and development in-process.

     Net Revenues. Net revenues were $105.7 million, $226.5 million and $249.5 million in 1995, 1996 and 1997, respectively. Net revenues rose by 10% between 1996 and 1997 primarily from increased sales of the Company's video products. During 1997, the Company experienced severe average selling price ("ASP") erosion in a highly competitive sales environment in both the audio and video markets. Net revenues for 1996 increased 114% from 1995 primarily as a result of the increased sales growth of the Company's existing PC audio products as well as from the introduction of new PC audio and video semiconductor products. The Company's PC audio products accounted for substantially all of the Company's net revenues for 1996 and a majority in 1997. International revenues accounted for approximately 73%, 92% and 89% of net revenues for 1995, 1996 and 1997, respectively. The significant increase in international sales as a percentage of net revenues between 1995 and 1996 primarily reflects the transfer of production by U.S. based PC customers from U.S. to Asia and growth in the sales of video products which are sold in Asian markets. The Company expects that its percentage of international sales will remain high in the future.

     Gross Margin. Gross profit was $66.2 million, $119.6 million and $77.7 million in 1995, 1996 and 1997, respectively, representing corresponding gross margins of 62.6%, 52.8% and 31.1% of net revenues for such years. Gross margin declined from 1995 to 1996 as a result of lower ASPs on existing products arising from highly competitive market conditions and manufacturing startup costs associated with the Company's new PC audio, video and modem products. These lower ASPs on existing products were partially offset by a reduction in product costs and higher ASPs associated with the new PC audio and video products. The decrease in gross margins from 1996 to 1997 were a result of lower ASPs on the Company's products throughout the year and an inventory charge to cost of goods sold during the fourth quarter of $18.3 million for inventory reserves. The charge was for excess inventory positions. During the third quarter, indication of strong demand led to a high order rate. After non-cancelable production orders were placed, yields improved dramatically and the marketplace demand was lower than expected. The Company was under contractual agreement to pay a pre-established per-die price, and was unable to realize the benefit of the enhanced yields and was committed to take the increased volume. These factors led to the inventory charge and the decrease in gross profit. The Company's overall gross profit and margin are subject to change due to various factors, including among others, competitive product pricing, unit volumes shipped, new product introductions, yields, wafer costs, assembly costs and product mix. The Company has encountered increased competition from other suppliers who are offering competitive products and new features. In addition, the Company expects the overall ASPs for its existing products to decline significantly over the life of the products. The Company believes that in order to maintain or increase gross profit, it must achieve higher unit volume shipments, cost reductions, new features and product introductions. However, no assurance can be given that the Company will be able to ship higher volumes, reduce costs, add new features or introduce new products that gain market acceptance.

     Research and Development Expenses. On-going research and development expenses were $8.7 million, $20.3 million and $29.5 million, or 8.2%, 9.0% and 11.8% of net revenues, in 1995, 1996 and 1997, respectively. Research and development in-process represents one-time pre and post-tax charges of $30.4 million from the acquisition of VideoCore and OSEE in the first quarter of 1996 and of $22.2 million from the acquisition of Platform in the second quarter of 1997. The increase in absolute dollars in research and development expenses from 1995 to 1996 is primarily due to the increase in the Company's engineering staff, engineering test runs, masks, internal and external consultants and one-time license fees. The growth in on-going research and development expenses between 1996 and 1997 was primarily due to the increase in the Company's engineering staff, engineering test runs, masks, internal and external consulting expenses and licensing fees associated with the research and development efforts to support the introduction of new products. The Company expects that research and development expenses will remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated research and development expenses.

     Selling, General and Administration Expenses. Selling, general and administrative expenses were $9.8 million, $16.8 million and $25.2 million, or 9.2%, 7.4% and 10.1% of net revenues, in 1995, 1996 and 1997, respectively. The increase in selling, general and administration expenses from 1995 to 1996 was primarily due to increase in commissions and bonuses on higher sales volumes, increased personnel and related expenses resulting from Company's status as a public company. The increase in selling, general and administration expenses from 1996 to 1997 was primarily attributable to increased spending for additional sales and administrative employees. The increase in expense was also due to commissions on higher sales levels and, to a lesser extent, promotional expenses and costs associated with the expansion of the Company's sales activities. The Company expects to incur higher selling, general and administrative expenses in the future due to the need to increase selling activities, although these expenses are expected to remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated selling, general and administrative expenses.

     Non-Operating Income, Net. Non-operating income, net was $2.7 million, $3.2 million and $2.2 million in 1995, 1996 and 1997 respectively. In 1995, 1996 and 1997 non-operating income, net consisted primarily of interest income and gains on sale of marketable securities, net of interest expense.

     Provision for Income Taxes. The Company's effective tax rate was 41%, 61% and 466% for 1995, 1996 and 1997, respectively. The Company's tax rate for 1995 was at the combined federal and state statutory rate of 41%. The tax rate for 1996 of 61% reflects a non-deductible expense for the one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process from the acquisition of VideoCore and OSEE in the first quarter 1996. The pro forma tax rate excluding this charge of $30.4 million was 39%. The Company's pro forma tax rate for 1996 was slightly lower than the combined federal and state statutory rate of 41% as a result of tax exempt interest income and research and development credits. The reported tax rate for 1997 of 466% of pre-tax income significantly exceeds the combined federal and statutory tax rate of 41% due to two charges that are not deductible in the federal and state returns. The first charge is the one-time pre- and post-tax charge of $22.2 million for the acquisition of Platform in the second quarter of 1997. The second is the charge to increase inventory reserves in the fourth quarter of 1997. Because the majority of the inventories were held by a foreign subsidiary, a majority of the charges are not deductible on the U.S. and state income tax returns. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated by operations, the sale of equity securities, bank lines of credit and short-term and long-term debt. At December 31, 1997, ESS had cash and cash equivalents and short-term investments of $42.3 million and working capital of $74.2 million. As of December 31, 1997, the Company had a $20.0 million line of credit expiring on May 31, 1999, and a $10.0 million line of credit expiring on June 10, 1998. These lines of credit require the Company to achieve certain financial ratios and operating results. At December 31, 1997, a criteria on one of the lines was not met. A waiver was obtained during the first quarter of 1998, and the Company is in conformity with its borrowing criteria under these lines. There were no borrowings under these lines of credit as of December 31, 1997.

     In 1997, the Company used net cash of $20.3 million in operating activities. This resulted from a net loss of $10.9 million, a one-time non-cash charge for research and development in-process of $22.2 million and depreciation and amortization of $7.9 million, less a gain on sale of short-term investments of $0.1 million and investment in working capital of $39.5 million. The company received net proceeds of $5.6 million from sale of marketable equity securities, $3.1 million from the issuance of common stock from exercise of stock options and employee stock purchase plan, $3.0 million in income tax credits from disqualifying disposition of common stock options and $2.5 million from the acquisition of Platform. The Company invested $15.2 million in property and equipment. For the year, cash and cash equivalents declined $21.3 million.

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

     In 1995, the Company generated net cash from operating activities of $13.5 million. This resulted from net income of $29.9 million, depreciation and amortization of $0.9 million less a gain on sale of marketable equity securities of $1.3 million and investment in working capital of $16.0 million. The Company received net proceeds of $60.8 million from the issuance of common stock related to its initial public offering. The Company purchased $24.9 million in short-term investments and invested $8.4 million in property and equipment. For the year, cash and cash equivalents increased $41.0 million.

     The Company believes that its existing cash and cash equivalents as of December 31, 1997 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $19.0 million of which approximately $5.0 million will be used to fund construction of additional facilities and approximately $14.0 million will be used to acquire capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. The Company also has bank lines of credit which may be utilized to provide additional cash.

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

     Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in unit ASPs of the Company's products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, seasonal customer demand, the timing of significant orders and significant increases in expenses associated with the expansion of operations. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future. The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Competition; Pricing Pressures. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. See "Item 1.
Business -- Competition."

     Dependence on the PC and Consumer Markets. In 1995, 1996 and 1997 sales of PC audio semiconductor chips accounted for a majority of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. In 1997, sales of video semiconductor chips to the VCD player market accounted for a significant portion of the Company's revenues. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs or VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is currently engaged in the development and introduction of new PC audio, video and fax/ modem semiconductor devices for the PC and consumer markets. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- AudioDrive Products,"
" -- VideoDrive Products" and " -- TeleDrive Products."

     The Company's products are sold for incorporation into desktop and notebook computers and VCD players. Therefore, the Company is heavily dependent on the continued growth of the markets and the cost requirements for desktop and notebook computers and VCD players. There can be no assurance that these markets will be able to sustain continued growth. A slowing in unit volume and a decrease in ASPs could result in a decline in revenues which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Importance of New Products and Technological Change. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by its customers, the Company must anticipate market trends and meet performance, quality and functionality requirements of such OEMs and must successfully develop and manufacture products that adhere to these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to volume sales of new products, if any. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Research and Development."

     Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by TSMC, which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with UMC, which has manufactured certain of the Company's products since 1995. These relationships provide the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC in which the Company has secured access to additional capacity and to leading edge technology. See "Item
1. Business -- Manufacturing."

     While the Company has entered into long-term agreements with its two foundries, the Company's reliance on these independent foundries involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs, and the international risks more fully described below. In addition, the Company has pre-negotiated certain of its purchase orders and could be unable to benefit from enhanced yields realized by its vendors. The Company expects to rely upon TSMC and UMC to manufacture substantially all of the Company's products for the foreseeable future. In the event that TSMC and UMC are unable to continue to manufacture the Company's key products in required volumes, the Company will have to identify and secure additional foundry capacity. In such an event, the Company may be unable to identify or secure additional foundry capacity from another manufacturer. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. The loss of any of its foundries as a supplier, the inability of the Company to acquire additional capacity at its current suppliers or qualify other wafer manufacturers for additional foundry capacity should additional capacity be necessary, or any other circumstances causing a significant interruption in the supply of semiconductors to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In 1995, 1996 and 1997, sales to the Company's top five customers, including sales to distributors, accounted for approximately 48%, 40% and 49% respectively, of the Company's net revenues. In 1995, Compaq and Universe Electron Corporation, the Company's Japanese distributor, each accounted for approximately 17% of the Company's net revenues. In 1996, Compaq and Universe Electron Corporation each accounted for approximately 12% and 13%, respectively, of the Company's net revenues. In 1997, Eastbase and Dynax, a Hong Kong distributor, each accounted for approximately 13% of the Company's net revenues. These customers purchased VCD devices, reflecting the Company's revenue growth in that market. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

     Management of Growth. During 1997, the Company experienced significant growth in unit shipments and the addition of multiple product lines that require additional management systems and processes. To manage its future operations and growth effectively, the Company will need to continue to improve its operational, financial and management information systems, implement additional systems and controls, and hire, train, motivate, manage and retain its employees. There can be no assurance that the Company will be able to manage such growth effectively, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     International Operations. During 1995, 1996 and 1997, international sales accounted for approximately 73%, 92% and 89% of the Company's net revenues, respectively. Substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, Japan, Korea and Singapore. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

     In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Currently, all of the Company's product sales and all of its arrangements with foundries and assembly and test vendors provide for pricing and payment in U.S. dollars. In 1997, the effect of significant currency fluctuations in Asia had no material impact on the Company. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. To date the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Further, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations or require the Company to modify its current business practices.

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

     Uncertainty Regarding Patents and Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. See "Item 1. Business -- Patents and Proprietary Rights," "Item 3. Legal Proceedings."

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors. As of February 27, 1998, Mr. Chan, together with his spouse, Annie M.H. Chan, a director of the Company and certain trusts for the benefit of the Chan's children and certain charities beneficially owned in the aggregate, approximately 37% of the Company's Common Stock. The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. The loss of Mr. Chan, other key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

     Control by Existing Shareholders. As of February 27, 1998, Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain other shareholders related to Mr. and Mrs. Chan owned, in the aggregate, 37% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Certain of the Company's internal computer systems are not Year 2000 compliant, and the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

     Patent Litigation with Creative Technology, Ltd. On March 11, 1998, Creative Technology Ltd. and its subsidiary E-mu Systems, Inc. (together, "Creative") filed a lawsuit against the Company and one of its customers, Diamond Multimedia Systems, Inc. ("Diamond"), alleging infringement of U.S. Patent No. 5,698,803 (the "803 patent"), by the Company's Maestro products, one of which is included in products sold by Diamond. The complaint requests preliminary and permanent injunctions, and unspecified damages. Creative also claims willful infringement and requests treble damages and attorney's fees. The lawsuit, entitled Creative Technology Ltd. et al v. ESS Technology, Inc. et al, is pending in the U.S. District Court for the Central District of California.

     No date has been set for any hearing or for trial of the matter. The Company is still engaged in investigating the claim. Although the Company believes that it does not infringe any valid claim of the 803 patent, the Company cannot predict the ultimate resolution of the lawsuit.

     The grant of a preliminary or permanent injunction enjoining the sale of Maestro products could result in a material adverse effect on the Company's business, financial condition and results of operations, including a reduction in the Company's revenues and income, losses for an extended period of time and a depletion in the Company's financial resources. In addition, the Company could be required to pay monetary damages to Creative, which are subject to trebling in the event of a finding of willful infringement. Further, the Company may have to indemnify Diamond from liability with respect to claimed infringements of the 803 patent and, in the event of a determination of infringement and the grant of an injunction, the Company may have to compensate Diamond for damages related to such determination and secure a license for Diamond to continue using the enjoined chips, replace the chips with non-infringing chips or remove the chips and refund the purchase price of such chips. Such indemnification could increase the Company's exposure to, and amount of, potential costs and liability in such event, and could have a material adverse effect on the Company's business, financial condition and results of operations.

     In connection with the Creative litigation, the Company may incur substantial legal and other expenses. In addition, the Creative litigation may divert the efforts and attention of the Company's management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. Accordingly, the expenses and diversion of resources associated with the Creative litigation could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1.
Business -- Patents and Proprietary Rights."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  The following documents are filed as part of this Report.

      (1)  Financial Statements:


        Report of Independent Accountants
        Consolidated Balance Sheets as of December 31, 1996 and 1997
        Consolidated Statements of Operations for the years ended
          December 31, 1995, 1996 and 1997
        Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1995, 1996 and 1997
        Consolidated Statements of Cash Flows for the years ended
          December 31, 1995, 1996 and 1997
        Notes to Consolidated Financial Statements

      (2)  Financial Statement Schedules:

           Financial Statement Schedules have been omitted because they are not required or applicable, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ESS Technology, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of ESS Technology, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
January 21, 1998, except as to Note 11,
which is as of March 23, 1998

                              ESS TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 49,055    $ 27,760
  Short-term investments....................................    20,149      14,524
  Accounts receivable, net..................................    22,054      36,265
  Inventories...............................................    33,150      47,285
  Deferred income taxes.....................................     3,270       4,898
  Prepaid expenses and other assets.........................     6,338       4,053
                                                              --------    --------
          Total current assets..............................   134,016     134,785
Property and equipment, net.................................    22,366      32,922
Other assets................................................    55,603      63,947
                                                              --------    --------
                                                              $211,985    $231,654
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 58,433    $ 50,858
  Income taxes payable......................................     4,964         183
  Deferred income taxes.....................................     5,412       9,506
                                                              --------    --------
          Total current liabilities.........................    68,809      60,547
                                                              --------    --------
Commitments and Contingencies (Notes 9 and 11)
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding............................        --          --
  Common stock, no par value, 100,000 shares authorized;
     38,127 and 40,674 shares issued and outstanding at
     December 31, 1996 and 1997, respectively...............    98,655     137,452
  Retained earnings.........................................    44,521      33,655
                                                              --------    --------
          Total shareholders' equity........................   143,176     171,107
                                                              --------    --------
          Total liabilities and shareholders' equity........  $211,985    $231,654
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
Net revenues...............................................  $105,744    $226,455    $249,517
Cost of revenues...........................................    39,584     106,818     171,859
                                                             --------    --------    --------
  Gross profit.............................................    66,160     119,637      77,658
Operating expenses:
  Research and development.................................     8,665      20,270      29,471
  Research and development in-process......................        --      30,355      22,200
  Selling, general and administrative......................     9,758      16,814      25,198
                                                             --------    --------    --------
Operating income...........................................    47,737      52,198         789
Interest income, net.......................................     1,348       2,276       2,117
Gain on short-term investments.............................     1,346         965          66
                                                             --------    --------    --------
Income before provision for income taxes...................    50,431      55,439       2,972
Provision for income taxes.................................   (20,545)    (33,813)    (13,838)
                                                             --------    --------    --------
Net income (loss)..........................................  $ 29,886    $ 21,626    $(10,866)
                                                             ========    ========    ========
Net income (loss) per share -- basic.......................  $   0.96    $   0.57    $  (0.27)
                                                             ========    ========    ========
Net income (loss) per share -- diluted.....................  $   0.79    $   0.52    $  (0.27)
                                                             ========    ========    ========
Shares used in calculating net income (loss) per
  share -- basic...........................................    31,265      37,702      39,593
                                                             ========    ========    ========
Shares used in calculating net income (loss) per
  share -- diluted.........................................    37,775      41,588      39,593
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (AMOUNTS IN THOUSANDS)

                                             COMMON STOCK
                                           -----------------     DEFERRED     RETAINED
                                           SHARES    AMOUNT    COMPENSATION   EARNINGS     TOTAL
                                           ------   --------   ------------   ---------   --------
Balance at December 31, 1994.............  30,248   $  6,087      $(120)       $ 8,491    $ 14,458
  Issuance of common stock in initial
     public offering, net of issuance
     costs of $1,081.....................   4,428     60,682         --             --      60,682
  Issuance of common stock upon exercise
     of options..........................     797        122         --             --         122
  Amortization of deferred
     compensation........................      --         --         60             --          60
  Net income.............................      --         --         --         29,886      29,886
                                           ------   --------      -----        -------    --------
Balance at December 31, 1995.............  35,473     66,891        (60)        38,377     105,208
  Issuance of common stock upon exercise
     of options..........................   3,667      3,152         --             --       3,152
  Issuance of common stock for
     acquisitions........................     743     23,352         --             --      23,352
  Issuance of common stock for employee
     stock purchase plan.................      47        621         --             --         621
  Amortization of deferred
     compensation........................      --         --         60             --          60
  Repurchase of common stock.............  (1,803)    (4,249)        --        (15,482)    (19,731)
  Income tax benefit on disqualifying
     disposition of common stock
     options.............................      --      8,888         --             --       8,888
  Net income.............................      --         --         --         21,626      21,626
                                           ------   --------      -----        -------    --------
Balance at December 31, 1996.............  38,127     98,655         --         44,521     143,176
  Issuance of common stock upon exercise
     of options..........................     886      2,294         --             --       2,294
  Issuance of common stock for
     acquisition.........................   1,586     32,703         --             --      32,703
  Issuance of common stock for employee
     stock purchase plan.................      75        817         --             --         817
  Income tax benefit on disqualifying
     disposition of common stock
     options.............................      --      2,983         --             --       2,983
  Net loss...............................      --         --         --        (10,866)    (10,866)
                                           ------   --------      -----        -------    --------
Balance at December 31, 1997.............  40,674   $137,452         --        $33,655    $171,107
                                           ======   ========      =====        =======    ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1995      1996       1997
                                                               -------   -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $29,886   $21,626   $(10,866)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................       934     3,234      7,865
     Charges for research and development in-process........        --    30,355     22,200
     Gain on sale of short-term investments.................    (1,346)     (965)       (66)
     Deemed compensation expense and compensation related to
       stock options........................................        60        60         --
     Change in assets and liabilities (net of effect of
       acquisitions) Accounts receivable....................    (5,935)  (11,818)   (14,197)
       Inventories..........................................   (15,140)  (13,969)   (14,038)
       Deferred income taxes................................    (1,061)   (1,430)    (2,739)
       Prepaid expenses and other assets....................   (41,837)  (15,969)     4,645
       Accounts payable and accrued expenses................    31,073    24,082     (8,359)
       Long-term advances payable to foundries..............    15,960        --         --
       Income taxes payable.................................       906     1,242     (4,781)
                                                               -------   -------   --------
          Net cash provided by (used in) operating
            activities......................................    13,500    36,448    (20,336)
                                                               -------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................    (8,386)  (14,015)   (15,207)
  Sale of marketable equity securities......................     1,346    17,435     24,916
  Purchase of short-term investments........................   (26,243)  (10,376)   (19,291)
  Payments associated with capacity commitments.............        --   (15,960)        --
  Cash received from (paid for) acquisitions................        --    (9,288)     2,529
                                                               -------   -------   --------
          Net cash used in investing activities.............   (33,283)  (32,204)    (7,053)
                                                               -------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock................................        --   (19,731)        --
  Issuance of common stock..................................    60,804     3,773      3,111
  Income tax benefit on disqualifying disposition of common
     stock options..........................................        --     8,888      2,983
                                                               -------   -------   --------
          Net cash provided by (used in) financing
            activities......................................    60,804    (7,070)     6,094
                                                               -------   -------   --------
Net increase (decrease) in cash and cash equivalents........    41,021    (2,826)   (21,295)
Cash and cash equivalents at beginning of period............    10,860    51,881     49,055
                                                               -------   -------   --------
Cash and cash equivalents at end of period..................   $51,881   $49,055   $ 27,760
                                                               =======   =======   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Common stock issued for acquisitions......................   $    --   $23,352   $ 32,703
  Cash paid for income taxes................................   $20,702   $23,576   $ 18,300
                                                               =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     ESS Technology, Inc. (the "Company") was incorporated in California in February 1984. The Company and its wholly-owned subsidiaries design, develop and market highly integrated mixed signal semiconductor products for PC and consumer marketplaces.

     In October 1995, the Company completed its initial public offering of 8,050,000 shares of common stock including the shares from an over-allotment option. Of the total shares offered, 4,427,500 shares were sold by the Company and 3,622,500 shares were sold by shareholders. Net proceeds to the Company were $61,763,000 before deducting offering expenses of $1,081,000.

  Use of Estimates

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

     All of the Company's short-term investments, comprising primarily debt instruments with contractual maturities of less than two years, have been classified as available for sale. Management determines the appropriate classification of securities at the time of purchase and reevaluates the classification at each reporting date. Interest income is accrued as earned. At December 31, 1997, the fair value of the Company's investments approximated their cost.

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

  Technical Infrastructure and Covenants not to Compete

     Technical infrastructure and covenants not to compete are amortized over estimated useful lives that range from 3 to 4 years.

  Impairment of Long-Lived Assets

     Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company reviews long-

                              ESS TECHNOLOGY, INC.

lived assets based upon a gross cash flow basis and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. Based on its most recent analysis, the Company believes that there was no impairment of its long-lived assets as of December 31, 1997.

  Revenue Recognition

     Revenue from products sales is recognized at the time of shipment except for certain shipments to distributors with rights of return and allowances, in which case revenue is deferred until the distributor resells the product. For sales recognized at the time of shipment, reserves for estimated returns and price adjustments are provided at the time of shipment.

  Research and Development

     Research and development costs are expensed as incurred.

  Income Taxes

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. U.S. deferred income taxes are provided on unremitted earnings of the Company's foreign subsidiaries to the extent that such earnings are not considered permanently invested.

  Stock Based Compensation

     The Company accounts for stock based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations thereof. Accordingly, compensation costs for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the stock option exercise price. In addition, the Company complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

  Net Income per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding during the period, except if anti-dilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).

  Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income" and No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information."SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 131 supersedes SFAS No. 14 and requires segment information be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15,

                              ESS TECHNOLOGY, INC.

1997 and applicable to interim financial statements beginning in the second year of application, along with comparative information for interim periods in the initial year of applications. The Company believes that adoption of the new standards will not have a material impact on the Company's consolidated financial statements.

                              ESS TECHNOLOGY, INC.

 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                              DECEMBER 31,
                                                           ------------------
                                                            1996       1997
                                                           -------    -------
Cash and cash equivalents:
  Cash and money market accounts.........................  $46,569    $23,318
  Municipal notes and bonds..............................    2,386      4,342
  Certificates of deposit................................      100        100
                                                           -------    -------
                                                           $49,055    $27,760
                                                           =======    =======
Short-term investments:
  Municipal notes and bonds..............................  $20,149    $14,524
                                                           =======    =======
Accounts receivable:
  Accounts receivable....................................  $22,540    $37,251
  Less: allowance for doubtful accounts..................     (486)      (986)
                                                           -------    -------
                                                           $22,054    $36,265
                                                           =======    =======
Inventories:
  Raw materials..........................................  $ 2,192    $ 2,989
  Work-in-process........................................   14,302     27,416
  Finished goods.........................................   18,797     37,664
                                                           -------    -------
  Gross inventories......................................   35,291     68,069
  Less: inventory reserves...............................   (2,141)   (20,784)
                                                           -------    -------
                                                           $33,150    $47,285
                                                           =======    =======
Property and equipment:
  Land...................................................  $ 4,128    $ 3,899
  Buildings and building improvements....................   11,809     15,838
  Machinery and equipment................................   10,601     22,080
  Furniture and fixtures.................................      618        824
                                                           -------    -------
  Cost of property and equipment.........................   27,156     42,641
  Less: accumulated depreciation and amortization........   (4,790)    (9,719)
                                                           -------    -------
                                                           $22,366    $32,922
                                                           =======    =======
Other assets:
  Foundry prepayments and investments....................  $50,057    $44,733
  Prepaid license fees...................................    1,350      1,725
  Covenants not to compete...............................    3,507     10,262
  Technical infrastructure...............................       --      6,339
  Other..................................................      689        888
                                                           -------    -------
                                                           $55,603    $63,947
                                                           =======    =======
Accounts payable and accrued expenses:
  Accounts payable.......................................  $22,597    $42,373
  Accrued compensation costs.............................    2,513      2,449
  Advances payable to vendors............................   28,929         --
  Accrued commission and royalties.......................    2,074      1,196
  Other accrued liabilities..............................    2,320      4,840
                                                           -------    -------
                                                           $58,433    $50,858
                                                           =======    =======

                              ESS TECHNOLOGY, INC.

 3. DEBT

     The Company has an unsecured short-term line of credit agreement with a foreign bank of $20 million which expires on May 31, 1999. Under the terms of the agreement, the Company may borrow at a fixed rate of LIBOR plus 1% or a variable rate at the foreign bank's reference rate minus 1%. The Company also has a second unsecured short-term line of credit agreement with another bank for $10 million, which expires on June 10, 1998. Under the terms of the agreement, the Company may borrow at a variable rate of either LIBOR plus 1% or at the bank's reference rate minus 1%. Both lines of credit require the Company to achieve certain financial ratios and operating results. A covenant of one of the lines was not met in the fourth quarter of 1997. A waiver has been obtained during the first quarter of 1998. There were no borrowings under the lines of credit as of December 31, 1997.

 4. INCOME TAXES

     Income before provision for income taxes consisted of the following:

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                1995       1996        1997
                                               -------    -------    --------
                                                       (IN THOUSANDS)
Domestic.....................................  $50,363    $55,191    $ 13,947
Foreign......................................       68        248     (10,975)
                                               -------    -------    --------
                                               $50,431    $55,439    $  2,972
                                               =======    =======    ========

     Provision for income taxes consisted of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1995       1996       1997
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Current:
  Federal.....................................  $18,382    $29,406    $15,011
  State.......................................    3,200      3,955      1,769
  Foreign.....................................       24         42         38
                                                -------    -------    -------
                                                 21,606     33,403     16,818
                                                -------    -------    -------
Deferred:
  Federal.....................................   (1,056)       330     (2,550)
  State.......................................       (5)        80       (430)
                                                -------    -------    -------
                                                 (1,061)       410     (2,980)
                                                -------    -------    -------
          Total...............................  $20,545    $33,813    $13,838
                                                =======    =======    =======

                              ESS TECHNOLOGY, INC.

     A reconciliation between the provision for income taxes computed at the federal statutory rate of 35% for the years ended December 31, 1995, 1996 and 1997 and the provision for income taxes is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1995       1996       1997
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Provision at statutory rate...................  $17,651    $19,404    $ 1,040
Taxes (benefits)/costs of earnings of foreign
  subsidiary..................................       --         --      4,275
State income taxes, net of federal tax
  benefit.....................................    3,048      1,843         94
Tax-exempt interest income....................       --       (509)      (333)
General business credit.......................       --       (371)      (643)
Nondeductible research and development
  costs.......................................       --     12,758      8,480
Other.........................................     (154)       688        925
                                                -------    -------    -------
Provision for income taxes....................  $20,545    $33,813    $13,838
                                                =======    =======    =======

     Deferred tax assets (liabilities) are comprised of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            1996       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
State income taxes.......................................  $   974    $   533
Accounts receivable and inventory reserves...............    1,006      3,680
Accrued expenses.........................................      754        370
Legal reserves and other.................................      536        315
                                                           -------    -------
          Total deferred tax assets......................    3,270      4,898
Unremitted earnings of foreign subsidiary................   (4,069)    (4,069)
Covenants not to compete and technical infrastructure....   (1,343)    (5,437)
                                                           -------    -------
          Net deferred tax liabilities...................  $(2,142)   $(4,608)
                                                           =======    =======

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

     On April 29, 1997, the Company's Board of Directors authorized repurchase at management's discretion of up to 2 million of the Company's shares of Common Stock over the subsequent 12 months at market prices and as the market and business conditions warrant. There were no repurchases under this program as of December 31, 1997.

  1986 Stock Option Plan

     In February 1986, the Company adopted the 1986 Stock Option Plan (the "1986 Plan"). Under the 1986 Plan, 3,600,000 shares of Common Stock were reserved for issuance to employees, consultants and investors as approved by the Board of Directors. The 1986 Plan provides for incentive stock options and the Board may terminate the 1986 Plan at any time. Options under the 1986 Plan are granted, subject to certain conditions, at estimated fair value as determined by the Board of Directors. Options granted under the 1986 Plan generally

                              ESS TECHNOLOGY, INC.

vest 25% each year after the date of grant. Options are adjusted on a pro rata basis for certain changes in the capitalization of the Company, such as stock splits and stock dividends. In addition, the outstanding options issued under the 1986 Plan terminate within 90 days after termination of an option holder's employment with the Company.

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

     In September 1996, the Company canceled 326,000 shares under the Incentive Plan with exercise prices greater than $14.75 and reissued the options with an exercise price of $14.75.

     In May 1997, the Company canceled 720,000 shares under the Incentive Plan with exercise prices greater than $13.94 and reissued the options with an exercise price of $13.94.

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

  1997 Equity Incentive Plan

     In May 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Incentive Plan") and reserved a total of 3,000,000 shares of the Company's Common Stock for issuance thereunder. The terms of the 1997 Incentive Plan are generally similar to those of the Incentive Plan outlined above.

  Platform Stock Option Plan

     In June 1997, in connection with the acquisition of Platform Technologies, Inc. ("Platform"), the Company assumed the Platform Stock Option Plan (the "Platform Plan"). The Company does not plan to

                              ESS TECHNOLOGY, INC.

issue any additional options under the Platform Plan and has reserved approximately 954,000 shares of Common Stock for issuance under the Platform Plan pursuant to the exercise of options that were outstanding at the time of the Platform acquisition. The Platform options vest ratably over four years.

  Stock Based Compensation:

     Transactions under the Company's various Stock Option Plans are summarized as follows (in thousands except per share amounts):

                                                         AVAILABLE
                                                            FOR         OPTIONS      WEIGHTED AVERAGE
                                                           GRANT      OUTSTANDING     EXERCISE PRICE
                                                         ---------    -----------    ----------------
Balance at December 31, 1994...........................    2,324         5,813            $ 0.65
  Authorized...........................................    3,300            --                --
  Granted..............................................   (2,048)        2,048            $ 5.88
  Exercised............................................       --          (799)           $ 0.15
  Canceled.............................................      295          (295)           $ 4.97
                                                          ------        ------            ------
Balance at December 31, 1995...........................    3,871         6,767            $ 2.11
  Granted..............................................   (2,595)        2,595            $15.79
  Exercised............................................       --        (3,666)           $ 0.85
  Canceled.............................................      863          (863)           $13.79
                                                          ------        ------            ------
Balance at December 31, 1996...........................    2,139         4,833            $ 8.30
  Authorized...........................................    3,000            --                --
  Reserved for Platform acquisition....................      954            --                --
  Granted..............................................   (4,129)        4,129            $11.78
  Exercised............................................       --          (886)           $ 2.59
  Canceled.............................................    1,426        (1,426)           $17.70
                                                          ------        ------            ------
Balance at December 31, 1997...........................    3,390         6,650            $ 9.20
                                                          ======        ======            ======

     The options exercisable at December 31, 1997 was 1,719,000 shares. The weighted average grant date fair value of options granted during the years ended December 31, 1995, 1996 and 1997 were $2.16, $8.68 and $8.91, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                         OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                       --------------------------------------------------------   ------------------------------------
                            NUMBER                                                     NUMBER
                        OUTSTANDING AT     AVERAGE REMAINING                       EXERCISABLE AT
      RANGE OF         DECEMBER 31, 1997   CONTRACTUAL LIFE    WEIGHTED AVERAGE   DECEMBER 31, 1997   WEIGHTED AVERAGE
   EXERCISE PRICES      (IN THOUSANDS)          (YEARS)         EXERCISE PRICE     (IN THOUSANDS)      EXERCISE PRICE
---------------------  -----------------   -----------------   ----------------   -----------------   ----------------
$ 0.03 - $ 1.40......        1,796               6.71               $ 0.57              1,060              $ 0.48
  2.67 -   5.33......          760               5.44                 3.15                249                1.05
  7.56 -  12.88......          826               6.40                10.78                136               10.62
 12.94 -  16.00......        2,934               7.26                14.39                191               14.96
$16.25 - $30.88......          334               6.54                19.83                 83               19.13
                             -----               ----               ------              -----              ------
                             6,650               6.76               $ 9.20              1,719              $ 4.15
                             =====               ====               ======              =====              ======

                              ESS TECHNOLOGY, INC.

  Fair Value Disclosures

     The Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as follows had compensation costs for options granted since 1995 under the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, (in thousands except per share amounts):

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                           ----------------------------
                                            1995      1996       1997
                                           -------   -------   --------
Net income (loss):
  As reported............................  $29,886   $21,626   $(10,866)
  Pro forma..............................  $29,454   $18,902   $(17,278)
Net income (loss) per share -- basic:
  As reported............................  $  0.96   $  0.57   $  (0.27)
  Pro forma..............................  $  0.94   $  0.50   $  (0.44)
Net income (loss) per share -- diluted:
  As reported............................  $  0.79   $  0.52   $  (0.27)
  Pro forma..............................  $  0.78   $  0.45   $  (0.44)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the years ended December 31, 1995, 1996 and 1997: dividend yield of 0.0% for these periods; expected volatility of 0% for the period between January 1, 1995 through October 5, 1995 (the date of the initial public offering), expected volatility of 67% for the period between October 6, 1995 and December 31, 1995, 64% for the year ended December 31, 1996 and 70% for the year ended December 31, 1997; risk-free interest rates of 6.20%, 6.30% and 6.23% for the years ended December 31, 1995, 1996 and 1997, respectively; and a weighted average expected option term of 5 years for these periods.

     Sales under the Purchase Plan in 1996 and 1997 were approximately 47,000 shares and 75,000 shares, respectively, at an average price per share of $13.19 and $10.89, respectively. Compensation cost (included in pro forma net income
(loss) and net income (loss) per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions for 1995, 1996 and 1997: an expected life of six months for these periods; expected volatility of 63%, 69% and 70%, respectively; expected dividend yield of 0% for these periods and risk-free interest rates of 5.81%, 5.31% and 6.00%, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, of rights to purchase stock under the Purchase Plan in 1995, 1996 and 1997 were $7.50, $5.34 and $5.00 per share, respectively.

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

                              ESS TECHNOLOGY, INC.

 6. EARNINGS PER SHARE

     Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 -- "Earnings per Share" (SFAS No. 128), effective for 1997. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. All prior years' earnings per share data in this report have been recalculated to reflect the provisions of SFAS No. 128. All earnings per share data in this report reflect basic earnings per share, unless otherwise indicated.

                                                                                     PER SHARE
                                                               INCOME     SHARES      AMOUNT
                                                              --------    -------    ---------
YEAR ENDED DECEMBER 31, 1995
Earnings per share of common stock..........................  $ 29,886     31,265     $ 0.96
                                                                          -------
Effect of dilutive securities:
  Stock options.............................................        --      3,225
  Cheap stock...............................................        --      3,285
                                                              --------    -------
Earnings per share of common stock -- assuming dilution.....  $ 29,886     37,775     $ 0.79
                                                              --------    -------     ------
YEAR ENDED DECEMBER 31, 1996
Earnings per share of common stock..........................  $ 21,626     37,702     $ 0.57
                                                                          -------
Effect of dilutive securities:
  Stock options.............................................        --      3,886
                                                              --------    -------
Earnings per share of common stock -- assuming dilution.....  $ 21,626     41,588     $ 0.52
                                                              --------    -------
YEAR ENDED DECEMBER 31, 1997
Loss per share of common stock..............................  $(10,866)    39,593     $(0.27)
                                                              --------
Effect of dilutive securities:
  Stock options.............................................        --         --
                                                              --------    -------
Loss per share of common stock -- assuming dilution.........  $(10,866)    39,593     $(0.27)
                                                              ========    =======     ======

 7. INDUSTRY SEGMENT AND FOREIGN OPERATIONS

     The Company and its wholly-owned subsidiaries are engaged in the design, manufacture and marketing of semiconductor products for the PC and consumer marketplaces. Sales and purchase transactions are generally denominated in U.S. dollars. Most of the Company's revenues outside the U.S. are made in the Far East. Most of the identified assets located outside the U.S. are in the Far East.

     The following is a summary of the Company's geographic operations:

                                                             DOMESTIC    FOREIGN      TOTAL
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Year ended December 31, 1995:
  Net revenues.............................................  $ 29,024    $ 76,720    $105,744
  Income from operations...................................    47,737          --      47,737
  Identifiable assets......................................   161,873         830     162,703
Year ended December 31, 1996:
  Net revenues.............................................  $ 18,790    $207,665    $226,455
  Income from operations...................................    52,198          --      52,198
  Identifiable assets......................................   210,964       1,021     211,985
Year ended December 31, 1997:
  Net revenues.............................................  $ 26,793    $222,724    $249,517
  Income from operations...................................    10,025      (9,236)        789
  Identifiable assets......................................   194,053      37,601     231,654

                              ESS TECHNOLOGY, INC.

     In October 1997, the Company established a wholly owned subsidiary in the Cayman Island, British West Indies. The Cayman Island subsidiary and its branch offices are responsible for the manufacturing and for the international sales of the Company's products.

 8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. Cash equivalents and short-term investments, which primarily comprised of investments in money market funds and municipal debt instruments, are maintained with high quality institutions and the composition and maturities are regularly monitored by management.

     The following table summarizes the percentage of net revenues accounted for by the Company's significant customers for any year in which a customer or distributor accounts for 10% or more of revenues.

                                              YEAR ENDED DECEMBER 31,
                                              ------------------------
                                              1995      1996      1997
                                              ----      ----      ----
Compaq Computer.............................   17%       12%       --
Dynax.......................................   --        --        13%
Eastbase....................................   --        --        13%
Universe Electron...........................   17%       13%       --

     A majority of the Company's trade receivables are derived from sales to manufacturers of computer systems. The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers' financial condition and generally, requires letters of credit from international customers. The Company maintains an allowance for doubtful accounts on its receivables based upon the expected collectibility of all accounts receivable. To date, the Company has not incurred any significant losses due to uncollectible accounts receivable. At December 31, 1996 and 1997, approximately 30% and 35%, respectively, of trade accounts receivable represent amounts due from two customers.

 9. WAFER CAPACITY COMMITMENTS

     In November 1995, the Company entered into agreements with two wafer foundries, TSMC and UMC, in which the Company secured access to additional manufacturing capacity and to certain technology.

     Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million over two years as deposits for wafers through 1999. The cash requirements associated with this agreement were paid by the Company in the form of two $16 million payments in 1996 and 1997. The payments can be applied to offset wafers purchased from 1996 to 1999 provided that the Company purchases not less than a certain specified number of wafers during each of the four years ending December 31, 1999. As of December 31, 1997, $11.8 million of the payment was applied and $20.1 million was included in other assets.

     Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company has invested approximately $24.6 million in the joint venture. Under the terms of the agreement, the Company will receive a 5% equity ownership in the joint venture company and certain capacity rights. The facility was scheduled to open during 1998, but several fires during construction have delayed construction. UMC has stated that it expects insurance will cover its recent fire losses at the joint venture foundry.

                              ESS TECHNOLOGY, INC.

10. ACQUISITIONS AND RELATED CHARGES

     On June 11, 1997, the Company completed its acquisition of Platform Technologies, Inc. ("Platform"), a California based company, pursuant to which the Company acquired all of the outstanding capital stock of Platform in exchange for approximately 2.54 million shares of the Company's Common Stock including approximately 954,000 options with a value of $32.7 million. Platform, a wholly owned subsidiary of the Company, is developing integrated circuits for the PC audio market incorporating the PCI standard.

     On January 3, 1996, the Company completed its acquisition of VideoCore Technology, Inc. ("VideoCore"), a California based company, pursuant to which the Company acquired all of the outstanding capital stock of VideoCore in exchange for approximately 525,000 shares of the Company's Common Stock and $5.7 million in cash. VideoCore, a wholly owned subsidiary of the Company, is developing integrated circuits which incorporates advanced compression technology for digital video products. On March 29, 1996, the Company completed its acquisition of OSEE Technology, Inc. ("OSEE"), a California based company, pursuant to which the Company acquired all of the outstanding capital stock of OSEE in exchange for approximately 217,000 shares of the Company's Common Stock and $3.6 million in cash. Also outstanding stock options of OSEE were exchanged for 85,000 stock options of the Company. OSEE, a wholly owned subsidiary of the Company, is a developer of advanced fax/modem algorithm technology which enables the Company to provide modem and computer fax/modem applications on the Company's multimedia processor.

     The purchase price of these companies was allocated to assets acquired and liabilities assumed based upon the book value of VideoCore's, OSEE's and Platform's current assets, equipment and liabilities, which management believes approximates their fair value, and independent appraisal for all other identifiable assets as follows:

                                                      VIDEOCORE
                                                       & OSEE         PLATFORM
                                                      ---------    --------------
                                                            (IN THOUSANDS)
Research and development in-process.................   $30,355        $22,200
Technical infrastructure............................        --          7,245
Covenants not to compete............................     4,600          6,100
Current assets......................................        12          3,209
Property and equipment..............................       120            222
Current liabilities assumed.........................      (607)          (369)
Other liabilities assumed...........................    (1,541)        (5,204)
                                                       -------        -------
                                                       $32,939        $33,403
Acquisition costs...................................      (299)          (700)
                                                       -------        -------
Value of consideration issued for acquisition.......   $32,640        $32,703
                                                       =======        =======

     These acquisitions were recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisitions have been included from the applicable dates of acquisition. Acquired research and development in-process aggregating $22.2 million for the Platform acquisition and $30.4 million for the VideoCore and OSEE acquisitions were charged in the second quarter of 1997 and in the first quarter of 1996, respectively. Additionally, the pro forma effect of the 1996 and 1997 acquisitions were not significant on the Company's reported operating results for the fiscal years 1995, 1996 or 1997.

11. SUBSEQUENT EVENTS

     On February 11, 1998, the Company announced that it had renegotiated certain inventory purchases made prior to December 31, 1997. As a result, the Company reported a net loss for the year of $10.9 million versus a net loss of $16.2 million, as reported in the Company's January 22, 1998 press release.

                              ESS TECHNOLOGY, INC.

     On February 13, 1998, the Compensation Committee of the Company's Board of Directors announced that it had reviewed the status of outstanding options issued to non-officers and officers of the Company and offered to exchange those options held by non-officers with an exercise price exceeding the closing price of the Company's Common Stock on February 13, 1998 (the "New Price") for options with an exercise price equal to the New Price and with the same original vesting start date and vesting schedule as the exchanged option, but with a restriction on the exercisability of such repriced options until February 13, 1999. In addition, the Compensation Committee offered to exchange those options held by the executive officers of the Company (excluding Mr. Chan) with an exercise price exceeding the New Price for options with an exercise price equal to the New Price but with a restriction on the exercisability of such repriced options until the later of February 17, 1999 or the earlier of the day following the tenth consecutive trading day in which the closing price of the Company's Common Stock is at or above $15.00 per share or February 17, 2001. Pursuant to the offer, those repriced options held by officers that were not vested as of February 17, 1998 will have a new vesting schedule of one-third of such unvested repriced options at the end of each year commencing on February 17, 1998. If a non-officer or officer voluntarily terminates his or her employment prior to the end of the term of the applicable restriction on exercisability, the exchanged options will be forfeited. Pursuant to the repricing, approximately 3,380,000 options with an exercise price greater than $7.69 were exchanged for options with an exercise price of $7.69.

     In March 1998, Creative Technology, Ltd. ("Creative") and E-mu Systems Incorporated ("E-mu") filed a lawsuit against the Company and Diamond Multimedia Incorporated alleging that the Company's Maestro family of products infringe upon an E-mu patent which has been exclusively licensed by Creative. The complaint seeks an injunction against future infringement, damages for past infringement, fees and costs. If the Company were found to be infringing a valid E-mu patent, then the Company could be required to cease sales of the infringing products. The Company is vigorously contesting Creative's claims. In connection with the Creative litigation, the Company has incurred and will continue to incur legal and other expenses. While the outcome of such lawsuits cannot be accurately predicted, based on the facts currently known, management does not believe the ultimate resolution of this matter will have a material adverse impact on the Company's financial position or results of operation.

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

                                                             1996                                       1997
                                           ----------------------------------------   ----------------------------------------
                                           MAR. 31    JUNE 30   SEPT. 30   DEC. 31    MAR. 31   JUNE 30    SEPT. 30   DEC. 31
                                           --------   -------   --------   --------   -------   --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............................  $ 41,188   $48,450   $60,138    $ 76,679   $81,468   $ 45,142   $52,172    $ 70,735
Cost of revenues.........................    17,637   21,889     29,540      37,752    41,772     27,220    35,200      67,668
                                           --------   -------   -------    --------   -------   --------   -------    --------
  Gross profit...........................    23,551   26,561     30,598      38,927    39,696     17,922    16,972       3,067
Operating expenses:
  Research and development...............     3,631    4,551      5,577       6,511     5,571      7,057     8,343       8,501
  Research and development in-process....    30,355       --         --          --        --     22,200        --          --
  Selling, general and administrative....     2,935    3,253      4,352       6,274     5,611      5,560     6,303       7,722
                                           --------   -------   -------    --------   -------   --------   -------    --------
Operating income (loss)..................   (13,370)  18,757     20,669      26,142    28,514    (16,895)    2,326     (13,156)
Nonoperating income, net.................       699      640        418       1,484       640        806       417         320
                                           --------   -------   -------    --------   -------   --------   -------    --------
Income (loss) before income taxes........   (12,671)  19,397     21,087      27,626    29,154    (16,089)    2,743     (12,836)
Provision for (benefit from) income
  taxes..................................     7,250    7,565      8,224      10,774    11,327      2,284     1,025        (798)
                                           --------   -------   -------    --------   -------   --------   -------    --------
Net income (loss)........................  $(19,921)  $11,832   $12,863    $ 16,852   $17,827   $(18,373)  $ 1,718    $(12,038)
                                           ========   =======   =======    ========   =======   ========   =======    ========
Net income (loss) per share -- basic.....  $  (0.55)  $ 0.31    $  0.34    $   0.45   $  0.46   $  (0.47)  $  0.04    $  (0.30)
                                           ========   =======   =======    ========   =======   ========   =======    ========
Net income (loss) per share -- diluted...  $  (0.55)  $ 0.28    $  0.31    $   0.41   $  0.43   $  (0.47)  $  0.04    $  (0.30)
                                           ========   =======   =======    ========   =======   ========   =======    ========
Shares used in calculating net income
  (loss) per share -- basic..............    36,234   38,660     38,050      37,821    38,440     38,990    40,376      40,537
                                           ========   =======   =======    ========   =======   ========   =======    ========
Shares used in calculating net income
  (loss) per share -- diluted............    36,234   42,414     41,128      41,011    41,469     38,990    43,390      40,537
                                           ========   =======   =======    ========   =======   ========   =======    ========

     The following table sets forth the above quarterly financial information as a percentage of net revenues:

                                                        1996                                     1997
                                       --------------------------------------   --------------------------------------
                                       MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                       -------   -------   --------   -------   -------   -------   --------   -------
Net revenues.........................   100.0%    100.0%    100.0%     100.0%    100.0%    100.0%    100.0%     100.0%
Cost of revenues.....................    42.8      45.2      49.1       49.2      51.3      60.3      67.5       95.7
                                        -----     -----     -----      -----     -----     -----     -----      -----
  Gross margin.......................    57.2      54.8      50.9       50.8      48.7      39.7      32.5        4.3
Operating expenses:
  Research and development...........     8.8       9.4       9.3        8.5       6.8      15.6      16.0       12.0
  Research and development
    in-process.......................    73.7        --        --         --        --      49.2        --         --
  Selling, general and
    administrative...................     7.2       6.7       7.2        8.2       6.9      12.3      12.1       10.9
                                        -----     -----     -----      -----     -----     -----     -----      -----
Operating income (loss)..............   (32.5)     38.7      34.4       34.1      35.0     (37.4)      4.4      (18.6)
Nonoperating income, net.............     1.7       1.3       0.7        1.9       0.8       1.8       0.8        0.5
                                        -----     -----     -----      -----     -----     -----     -----      -----
Income (loss) before income taxes....   (30.8)     40.0      35.1       36.0      35.8     (35.6)      5.2      (18.1)
Provision for (benefit from) income
  taxes..............................    17.6      15.6      13.7       14.0      13.9       5.1       2.0       (1.1)
                                        -----     -----     -----      -----     -----     -----     -----      -----
Net income (loss)....................   (48.4)%    24.4%     21.4%      22.0%     21.9%    (40.7)%     3.2%     (17.0)%
                                        =====     =====     =====      =====     =====     =====     =====      =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 1998 Annual Meeting of

Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Proposal No. 1 -- Election of Directors -- Directors/ Nominees."

     The information concerning the Company's executive officers required by this Item is incorporated by reference herein to Part I, Item 4A, entitled "Executive Officers of the Registrant" on page 11 of this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)(2)FINANCIAL STATEMENTS.
              The financial statements and schedules filed as part of this report are listed in Item 8 on page 24.

     3. EXHIBITS

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
      2.01    Agreement and Plan of Reorganization dated December 12, 1995 among Registrant, ESS Acquisition Corporation and VideoCore
              Technology, Inc. ("VideoCore") (Incorporated herein by
              reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 17, 1996 (the "Form 8-K")).
      2.02    Agreement of Merger dated as of January 3, 1996 among
              Registrant, ESS Acquisition Corporation and VideoCore.
              (Incorporated herein by reference to Exhibit 2.2 to the Form
              8-K).
      2.03    First Amended and Restated Agreement and Plan of
              Reorganization dated as of April 27, 1997 among Registrant,
              EP Acquisition Corporation and Platform Technologies, Inc.
              (Incorporated herein by reference to Exhibit 2.1 to the
              Registrant's Current Report on Form 8-K dated April 30,
              1997).

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
      3.01    Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant's Form S-1
              registration statement (File No. 33-95388) declared
              effective by the Securities and Exchange Commission on
              October 5, 1995 (the "Form S-1")).
      3.02    Registrant's Bylaws (Incorporated herein by reference to
              Exhibit 3.02 to the Form S-1).
      4.01    Form of Specimen Certificate for Registrant's Common Stock
              (Incorporated herein by reference to Exhibit 4.01 to the
              Form S-1).
      4.02    Reference is made to Exhibit 3.01.
      4.03    Registrant's Rights Agreement dated May 28, 1993 among the
              Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1).
     10.01    Registrant's 1986 Stock Option Plan and related documents
              (Incorporated herein by reference to Exhibit 10.01 to the
              Form S-1).*
     10.02    Registrant's 1992 Stock Option Plan and related documents
              (Incorporated herein by reference to Exhibit 10.02 to the
              Form S-1).*
     10.03    Registrant's 1995 Equity Incentive Plan and related
              documents (Incorporated herein by reference to Exhibit 10.03 to the Form S-1).*
     10.04    Registrant's 1995 Directors Stock Option Plan and related
              documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
     10.05    Registrant's 1995 Employee Stock Purchase Plan and related documents (Incorporated herein by reference to Exhibit 10.05 to the Form S-1).*
     10.06    Registrant's Amended 401(k) Plan (Incorporated herein by
              reference to Exhibit 10.06 to the Form S-1).*
     10.07    Registrant's Rights Agreement dated May 28, 1993 among the
              Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1).
     10.08    Stock Transfer Agreement dated May 22, 1995 among WK
              Technology Fund, WK Technology Fund II, WK Technology Fund
              III, Fred S.L. Chan, Annie M.H. Chan and Fred S.L. and Annie
              M.H. Chan Charitable Trust, dated November 20, 1992
              (Incorporated herein by reference to Exhibit 10.08 to the
              Form S-1).
     10.09    Stock Transfer Agreement dated May 22, 1995 among Technology
              Associates Corporation, Tekkang Management Consulting Inc.,
              Kummell Investments Limited, Fred S.L. Chan, Annie M.H. Chan
              and Fred S.L. and Annie M.H. Chan Charitable Trust, dated
              November 20, 1992 (Incorporated herein by reference to
              Exhibit 10.09 to the Form S-1).
     10.10    Stock Transfer Agreement dated May 22, 1995 among Universe
              Electron Corporation, Fred S.L. Chan, Annie M.H. Chan and
              Fred S.L. and Annie M.H. Chan Charitable Trust, dated
              November 20, 1992 (Incorporated herein by reference to
              Exhibit 10.10 to the Form S-1).
     10.11    Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
     10.12    Sublease dated October 15, 1992 between Raychem Corporation
              (as successor in interest to Remtek Corporation) and
              Registrant, as amended November 1, 1993, and September 1,
              1994; Master Lease dated April 11, 1986 between Renco
              Equities III and Remtek Corporation, as amended January 29,
              1994; and Option to Renew Lease dated January 25, 1989
              between Renco Equities III and Remtek Corporation
              (Incorporated herein by reference to Exhibit 10.12 to the
              Form S-1).
     10.13    Standard Industrial/Commercial Multi-Tenant
              Lease -- Modified Net dated April 3, 1995 between Gagos
              Living Trust and Registrant, as amended May 1, 1995; and
              Addendum thereto dated as of April 8, 1995 (Incorporated
              herein by reference to Exhibit 10.13 to the Form S-1).

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
     10.14    Real Property Purchase Agreement and Deposit Receipt dated
              July 5, 1995 between King & Lyons and Registrant
              (Incorporated herein by reference to Exhibit 10.14 to the
              Form S-1).
     10.15    License Agreement dated November 12, 1987 among Forrest S.
              Mozer, Registrant and Sharp Kabushiki Kaisha (Incorporated
              herein by reference to Exhibit 10.15 to the Form S-1).**
     10.16    License Agreement dated September 20, 1991 between
              Registrant and Zilog, Inc. (Incorporated herein by reference to Exhibit 10.16 to the Form S-1).**
     10.17    Software License Agreement dated July 18, 1995 among
              Registrant, Sensory Circuits, Inc. and Forrest Mozer
              (Incorporated herein by reference to Exhibit 10.17 to the
              Form S-1).**
     10.18    Foundry Agreement dated March 29, 1993 between Registrant
              and Integrated Circuit Works Incorporated (Incorporated
              herein by reference to Exhibit 10.18 to the Form S-1).**
     10.19    Purchase Agreement dated June 17, 1994 between Compaq
              Computer Corporation and Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**
     10.20    International Distributorship Agreement dated July 1, 1994 between Registrant and Universe Electron Corporation
              (Incorporated herein by reference to Exhibit 10.20 to the
              Form S-1).
     10.21    Option I Agreement between Registrant and Taiwan
              Semiconductor Manufacturing Co., Ltd. ("TSMC") dated
              November 30, 1995, as amended December 28, 1995.
              (Incorporated herein by reference to Exhibit 10.21 to the
              Registrant's Annual Report on Form 10-K, dated February 29,
              1996 as amended March 29, 1996 (the "1995 Form 10-K").***
     10.22    Option II Agreement between Registrant and TSMC dated
              November 30, 1995. (Incorporated herein by reference to
              Exhibit 10.22 to the 1995 Form 10-K).***
     10.23    Foundry Venture Agreement between Registrant and United
              Microelectronics Corporation ("UMC") dated November 28,
              1995, as amended January 31, 1996. (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).***
     10.24    FabVen Foundry Capacity Agreement among FabVen, UMC and
              Registrant dated November 28, 1995. (Incorporated herein by reference to Exhibit 10.24 to the 1995 Form 10-K).***
     10.25    Form of Employment and Non-Competition Agreement among the
              Registrant, VideoCore and Jan Fandrianto dated December 12,
              1995. (Incorporated herein by reference to Exhibit 2.1 to
              the Form 8-K).*
     10.26    Form of Employment and Non-Competition Agreement among the
              Registrant, VideoCore and Chi-Shin Wang dated December 12,
              1995. (Incorporated herein by reference to Exhibit 2.1 to
              the Form 8-K).*
     10.27    Form of Employment Agreement and Promissory Note among the
              Registrant and John H. Barnet dated August 22 and September
              16, 1996, respectively. (Incorporated herein by reference to
              Exhibit 10.27 to the Registrant's Report on Form 10-Q, dated
              November 14, 1996.)*
     10.28    Form of Consulting and Employment Agreements among the
              Registrant and Herbert J. Martin dated October 23, 1996
              (Incorporated herein by reference to Exhibit 10.28 to the
              Registrant's Annual Report Form 10-K, dated March 18, 1997 as amended on March 20, 1997 (the "1996 Form 10-K")).*
     10.29    Form of Termination and Consulting Agreements among the
              Registrant and Herbert J. Martin dated February 13, 1997
              (Incorporated herein by reference to Exhibit 10.29 to the
              1996 10-K).*
     10.30    1997 Equity Incentive Plan and related agreements
              (Incorporated herein by reference to Appendix I filed in the
              Registrant's Proxy Statement for the 1997 Annual Meeting of
              Shareholders, filed on April 30, 1997).*
     10.31    Form of Exit Agreement between the Registrant and Bo
              Ericsson dated November 26, 1997.*

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
     21.01    List of Registrant's subsidiaries.
     23.01    Consent of Independent Accountants.
     27.01    Financial Data Schedule.

---------------
  * Represents a management contract or compensatory plan of arrangement.

 ** Confidential treatment has been granted with respect to certain portions of this agreement.

*** Confidential treatment has been requested with respect to certain portions of this agreement.

     (b) Reports on Form 8-K: The Company did not file a report on Form 8-K during the quarter ended December 31, 1997.

     With the exception of the information incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ESS Technology, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on March 31, 1998.

                                          ESS TECHNOLOGY, INC.

                                          By:      /s/ JOHN H. BARNET

                                            ------------------------------------
                                                       John H. Barnet
                                                Vice President, Finance and
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Fred S.L. Chan and John H. Barnet, jointly and severally, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report or Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                       DATE
------------------------------------------------  ------------------------------------  --------------

               /s/ FRED S.L. CHAN                  President, Chief Executive Officer   March 31, 1998
------------------------------------------------      and Chairman of the Board of
                 Fred S.L. Chan                      Directors (Principal Executive
                                                                Officer)

               /s/ JOHN H. BARNET                     Vice President, Finance and       March 31, 1998
------------------------------------------------        Chief Financial Officer
                 John H. Barnet                      (Principal Financial Officer)

            /s/ HOWARD N. HIDESHIMA                            Controller               March 31, 1998
------------------------------------------------     (Principal Accounting Officer)
              Howard N. Hideshima

              /s/ ANNIE M.H. CHAN                               Director                March 31, 1998
------------------------------------------------
                Annie M.H. Chan

                                                                Director                March   , 1998
------------------------------------------------
                Michael A. Aymar

                                                                Director                March   , 1998
------------------------------------------------
                   Ilbok Lee

                /s/ PETER T. MOK                                Director                March 31, 1998
------------------------------------------------
                  Peter T. Mok

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                EXHIBIT TITLE
-------                               -------------
2.01      --   Agreement and Plan of Reorganization dated December 12, 1995 among Registrant, ESS Acquisition Corporation and VideoCore
               Technology, Inc. ("VideoCore") (Incorporated herein by
               reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 17, 1996 (the "Form 8-K")).
2.02      --   Agreement of Merger dated as of January 3, 1996 among
               Registrant, ESS Acquisition Corporation and VideoCore.
               (Incorporated herein by reference to Exhibit 2.2 to the Form
               8-K).
2.03      --   First Amended and Restated Agreement and Plan of
               Reorganization dated as of April 27, 1997 among Registrant,
               EP Acquisition Corporation and Platform Technologies, Inc.
               (Incorporated herein by reference to Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K dated April 30,
               1997).
3.01      --   Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant's Form S-1
               registration statement (File No. 33-95388) declared
               effective by the Securities and Exchange Commission on
               October 5, 1995 (the "Form S-1")).
3.02      --   Registrant's Bylaws (Incorporated herein by reference to
               Exhibit 3.02 to the Form S-1).
4.01      --   Form of Specimen Certificate for Registrant's Common Stock
               (Incorporated herein by reference to Exhibit 4.01 to the
               Form S-1).
4.02      --   Reference is made to Exhibit 3.01.
4.03      --   Registrant's Rights Agreement dated May 28, 1993 among the
               Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1).
10.01     --   Registrant's 1986 Stock Option Plan and related documents
               (Incorporated herein by reference to Exhibit 10.01 to the
               Form S-1).*
10.02     --   Registrant's 1992 Stock Option Plan and related documents
               (Incorporated herein by reference to Exhibit 10.02 to the
               Form S-1).*
10.03     --   Registrant's 1995 Equity Incentive Plan and related
               documents (Incorporated herein by reference to Exhibit 10.03 to the Form S-1).*
10.04     --   Registrant's 1995 Directors Stock Option Plan and related
               documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
10.05     --   Registrant's 1995 Employee Stock Purchase Plan and related documents (Incorporated herein by reference to Exhibit 10.05 to the Form S-1).*
10.06     --   Registrant's Amended 401(k) Plan (Incorporated herein by
               reference to Exhibit 10.06 to the Form S-1).*
10.07     --   Registrant's Rights Agreement dated May 28, 1993 among the
               Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1).
10.08     --   Stock Transfer Agreement dated May 22, 1995 among WK
               Technology Fund, WK Technology Fund II, WK Technology Fund
               III, Fred S.L. Chan, Annie M.H. Chan and Fred S.L. and Annie
               M.H. Chan Charitable Trust, dated November 20, 1992
               (Incorporated herein by reference to Exhibit 10.08 to the
               Form S-1).
10.09     --   Stock Transfer Agreement dated May 22, 1995 among Technology
               Associates Corporation, Tekkang Management Consulting Inc.,
               Kummell Investments Limited, Fred S.L. Chan, Annie M.H. Chan
               and Fred S.L. and Annie M.H. Chan Charitable Trust, dated
               November 20, 1992 (Incorporated herein by reference to
               Exhibit 10.09 to the Form S-1).

EXHIBIT
NUMBER                                EXHIBIT TITLE
-------                               -------------
10.10     --   Stock Transfer Agreement dated May 22, 1995 among Universe
               Electron Corporation, Fred S.L. Chan, Annie M.H. Chan and
               Fred S.L. and Annie M.H. Chan Charitable Trust, dated
               November 20, 1992 (Incorporated herein by reference to
               Exhibit 10.10 to the Form S-1).
10.11     --   Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
10.12     --   Sublease dated October 15, 1992 between Raychem Corporation
               (as successor in interest to Remtek Corporation) and
               Registrant, as amended November 1, 1993, and September 1,
               1994; Master Lease dated April 11, 1986 between Renco
               Equities III and Remtek Corporation, as amended January 29,
               1994; and Option to Renew Lease dated January 25, 1989
               between Renco Equities III and Remtek Corporation
               (Incorporated herein by reference to Exhibit 10.12 to the
               Form S-1).
10.13     --   Standard Industrial/Commercial Multi-Tenant
               Lease -- Modified Net dated April 3, 1995 between Gagos
               Living Trust and Registrant, as amended May 1, 1995; and
               Addendum thereto dated as of April 8, 1995 (Incorporated
               herein by reference to Exhibit 10.13 to the Form S-1).
10.14     --   Real Property Purchase Agreement and Deposit Receipt dated
               July 5, 1995 between King & Lyons and Registrant
               (Incorporated herein by reference to Exhibit 10.14 to the
               Form S-1).
10.15     --   License Agreement dated November 12, 1987 among Forrest S.
               Mozer, Registrant and Sharp Kabushiki Kaisha (Incorporated
               herein by reference to Exhibit 10.15 to the Form S-1).**
10.16     --   License Agreement dated September 20, 1991 between
               Registrant and Zilog, Inc. (Incorporated herein by reference to Exhibit 10.16 to the Form S-1).**
10.17     --   Software License Agreement dated July 18, 1995 among
               Registrant, Sensory Circuits, Inc. and Forrest Mozer
               (Incorporated herein by reference to Exhibit 10.17 to the
               Form S-1).**
10.18     --   Foundry Agreement dated March 29, 1993 between Registrant
               and Integrated Circuit Works Incorporated (Incorporated
               herein by reference to Exhibit 10.18 to the Form S-1).**
10.19     --   Purchase Agreement dated June 17, 1994 between Compaq
               Computer Corporation and Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**
10.20     --   International Distributorship Agreement dated July 1, 1994 between Registrant and Universe Electron Corporation
               (Incorporated herein by reference to Exhibit 10.20 to the
               Form S-1).
10.21     --   Option I Agreement between Registrant and Taiwan
               Semiconductor Manufacturing Co., Ltd. ("TSMC") dated
               November 30, 1995, as amended December 28, 1995.
               (Incorporated herein by reference to Exhibit 10.21 to the
               Registrant's Annual Report on Form 10-K, dated February 29,
               1996 as amended March 29, 1996 (the "1995 Form 10-K").***
10.22     --   Option II Agreement between Registrant and TSMC dated
               November 30, 1995. (Incorporated herein by reference to
               Exhibit 10.22 to the 1995 Form 10-K).***
10.23     --   Foundry Venture Agreement between Registrant and United
               Microelectronics Corporation ("UMC") dated November 28,
               1995, as amended January 31, 1996. (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).***
10.24     --   FabVen Foundry Capacity Agreement among FabVen, UMC and
               Registrant dated November 28, 1995. (Incorporated herein by reference to Exhibit 10.24 to the 1995 Form 10-K).***
10.25     --   Form of Employment and Non-Competition Agreement among the
               Registrant, VideoCore and Jan Fandrianto dated December 12,
               1995. (Incorporated herein by reference to Exhibit 2.1 to
               the Form 8-K).*

EXHIBIT
NUMBER                                EXHIBIT TITLE
-------                               -------------
10.26     --   Form of Employment and Non-Competition Agreement among the
               Registrant, VideoCore and Chi-Shin Wang dated December 12,
               1995. (Incorporated herein by reference to Exhibit 2.1 to
               the Form 8-K).*
10.27     --   Form of Employment Agreement and Promissory Note among the
               Registrant and John H. Barnet dated August 22 and September
               16, 1996, respectively. (Incorporated herein by reference to
               Exhibit 10.27 to the Registrant's Report on Form 10-Q, dated
               November 14, 1996.)*
10.28     --   Form of Consulting and Employment Agreements among the
               Registrant and Herbert J. Martin dated October 23, 1996
               (Incorporated herein by reference to Exhibit 10.28 to the
               Registrant's Annual Report Form 10-K, dated March 18, 1997 as amended on March 20, 1997 (the "1996 Form 10-K")).*
10.29     --   Form of Termination and Consulting Agreements among the
               Registrant and Herbert J. Martin dated February 13, 1997
               (Incorporated herein by reference to Exhibit 10.29 to the
               1996 10-K).*
10.30     --   1997 Equity Incentive Plan and related agreements
               (Incorporated herein by reference to Appendix I filed in the
               Registrant's Proxy Statement for the 1997 Annual Meeting of
               Shareholders, filed on April 30, 1997).*
10.31     --   Form of Exit Agreement between the Registrant and Bo
               Ericsson dated November 26, 1997.*
21.01     --   List of Registrant's subsidiaries.
23.01     --   Consent of Independent Accountants.
27.01     --   Financial Data Schedule.

---------------
  * Represents a management contract or compensatory plan of arrangement.

 ** Confidential treatment has been granted with respect to certain portions of this agreement.

*** Confidential treatment has been requested with respect to certain portions of this agreement.

     (b) Reports on Form 8-K: The Company did not file a report on Form 8-K during the quarter ended December 31, 1997.

     With the exception of the information incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.