Form 10-Q
period 1998-03-31
ESS TECHNOLOGY INC
filed 1998-05-15
CIK 907410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1998.

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

   Yes   [X]    No  [ ]

   As of April 3, 1998, the registrant had 40,885,528 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

Part I.        FINANCIAL INFORMATION                                                 Page
                                                                                     ----
       Item 1. Financial Statements:
               Condensed Consolidated Balance Sheets - March 31, 1998                  3
               and December 31, 1997, unaudited
               Condensed Consolidated Statements of Operations - three months          4
               ended March 31, 1998 and 1997, unaudited
               Condensed Consolidated Statements of Cash Flows - three                 5
               months ended March 31, 1998 and 1997, unaudited
               Notes to  Condensed Consolidated Financial Statements                   6

       Item 2. Management's Discussion and Analysis of Financial Condition and         8
               Results of Operations


PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                                      15

       Item 6. Exhibits and Reports on Form 8-K                                       16

SIGNATURES                                                                            17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)


                                                           Mar. 31,         Dec. 31,
                                                             1998              1997
                                                           --------          --------
                           ASSETS

Current assets:
  Cash and cash equivalents                                $ 18,580          $ 27,760
  Short-term investments                                     14,524            14,524
  Accounts receivable, net                                   32,920            36,265
  Inventories                                                44,470            47,285
  Deferred income taxes                                       4,899             4,898
  Prepaid expenses and other assets                          15,952             4,053
                                                           --------          --------
    Total current assets                                    131,345           134,785
Property and equipment, net                                  37,986            32,922
Other assets                                                 51,423            63,947
                                                           --------          --------
                                                           $220,754          $231,654
                                                           ========          ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                    $ 51,629          $ 50,858
  Income taxes payable                                          178               183
  Deferred income taxes                                       9,506             9,506
                                                           --------          --------
    Total current liabilities                                61,313            60,547
                                                           --------          --------

Commitments and contingencies (See Notes 5 and 6)

Shareholders' equity:
  Preferred stock, no par value, 10,000 shares
    authorized; none issued and outstanding                      --                --
  Common stock, no par value, 100,000 shares
    authorized; 40,886 and 40,674 shares
    issued and outstanding                                  138,139           137,452
  Retained earnings                                          21,302            33,655
                                                           --------          --------
    Total shareholders' equity                              159,441           171,107
                                                           --------          --------
Total liabilities and shareholders' equity                 $220,754          $231,654
                                                           ========          ========



            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                 Three Months Ended
                                          Mar. 31, 1998       Mar. 31, 1997
                                          -------------       -------------
Net revenues                                   $ 52,876           $ 81,468
Cost of revenues                                 49,146             41,772
                                               --------           --------
    Gross profit                                  3,730             39,696

Operating expenses:
    Research and development                      8,092              5,571
    Selling, general and administrative           9,029              5,611
                                               --------           --------
Operating income (loss)                         (13,391)            28,514

Nonoperating income, net                            369                640
                                               --------           --------
Income (loss) before provision for
  income taxes                                  (13,022)            29,154

Provision for (benefit from) income taxes          (669)            11,327
                                               --------           --------
Net income (loss)                              $(12,353)          $ 17,827
                                               ========           ========

Net income (loss) per share - basic            $  (0.30)          $   0.46
                                               ========           ========

Net income (loss) per share - diluted          $  (0.30)          $   0.43
                                               ========           ========

Shares used in calculating net income
  (loss) per share - basic                       40,776             38,440
                                               ========           ========

Shares used in calculating net
  income (loss) per share - diluted              40,776             41,469
                                               ========           ========


           See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                    Three Months Ended
                                                                    ------------------
                                                               Mar. 31,           Mar. 31,
                                                                 1998               1997
                                                               --------           --------
Cash flows from operating activities:
      Net income (Loss)                                        ($12,353)          $ 17,827
      Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
      Depreciation and amortization                               3,127              1,077
      Changes in assets and liabilities:
      Accounts receivable                                         3,345            (11,912)
      Inventories                                                 2,815             (1,347)
      Prepaid expenses and other assets                            (732)             1,603
      Accounts payable and accrued expenses                         771            (18,648)
      Income taxes payable                                           (5)             6,726
                                                               --------           --------
               Net cash used in operating activities             (3,032)            (4,674)
                                                               --------           --------

Cash flows from investing activities:
      Acquisition of property and equipment                      (6,835)              (775)
      Sale of marketable equity securities and
        short-term investments                                    3,500              3,204
      Purchase of marketable equity
        securities and short-term investments                    (3,500)                --
                                                               --------           --------
              Net cash provided by (used in)
                investing activities                             (6,835)             2,429
                                                               --------           --------


Cash flows from financing activities:
       Issuance of common stock, net                                697              1,281
                                                               --------           --------
              Net cash provided by
                financing activities                                697              1,281
                                                               --------           --------

Net decrease in cash and cash equivalents                        (9,180)              (964)
Cash and cash equivalents at beginning of period                 27,760             49,055
                                                               --------           --------
Cash and cash equivalents at end of period                     $ 18,580           $ 48,091
                                                               ========           ========

Supplemental disclosures of cash flow information:
      Income taxes                                             $      0           $  4,600
                                                               ========           ========

            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

   The unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 1997 and 1996, included in the Company's Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends December 31, 1998.


NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)


                                                    Mar. 31,            Dec. 31,
                                                      1998                1997
                                                    --------           --------
Accounts receivable:
    Accounts receivable                             $ 34,098           $ 37,251
    Less: Allowance for doubtful accounts             (1,178)              (986)
                                                     --------           --------
                                                    $ 32,920           $ 36,265
                                                     ========           ========
Inventories:
    Raw materials                                   $  3,725           $  1,776
    Work-in-process                                   18,076             18,237
    Finished goods                                    22,669             27,272
                                                    --------           --------
                                                    $ 44,470           $ 47,285
                                                    ========           ========

NOTE 3. REVENUE RECOGNITION

   Revenue from products sales is recognized at the time of shipment except for certain shipments to distributors with rights of return and allowances, in which case revenue is deferred until the distributor resells the product. For sales recognized at the time of shipment, reserves for estimated returns and price adjustments are provided at the time of shipment.


NOTE 4. NET INCOME PER SHARE

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

   Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million during 1996 and 1997 as deposits for wafers through 1999. The cash requirements associated with this agreement were two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments which were cancelled subsequent to the payments in 1996 and 1997. The payments can be applied to offset wafers purchased from 1996 to 1999 provided that the Company purchases not less than a certain specified number of wafers during each of the four years ended December 31, 1999. As of March 31, 1998, $11.8 million of the payment was applied, $10.1 million was included in long term other assets and $10.0 million in short term prepaid assets.

   Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company has completed its investment commitment of $24.6 million in the joint venture. Under the terms of the agreement, the Company receives a 5% equity ownership in the joint venture company and certain capacity rights. The facility was expected to open during 1998, but several fires during construction have delayed construction. UMC has stated that it expects insurance will cover its recent fire losses at the joint venture foundry.

NOTE 6. LITIGATION

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

NOTE 7. REPRICING OF OUTSTANDING OPTIONS TO PURCHASE SHARES OF COMMON STOCK

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

NOTE 8.   SUBSEQUENT EVENTS

   On April 28, 1998, the Company's Chief Executive Officer and Chairman of the Board of Directors, Fred S. L. Chan, and his spouse, Annie M. H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children and certain charities beneficially owned in the aggregate, 37% of the common stock of the Company as of March 31, 1998, announced that they would jointly purchase between $5 million and $10 million of the Company's common stock on the open market. As of May 8, 1998, such purchases had totaled $0.9 million, representing 136,500 shares at prices ranging from $6.31 to $6.56.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Statements contained in this discussion that are not statements of historical fact may be deemed to be forward-looking statements. A number of important factors could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including dependence on continued growth in demand for multimedia capabilities for the PC marketplace as well as the market for consumer electronic products; the Company's ability to take advantage of new markets; increased competition and pricing pressures; general economic conditions specific to the semiconductor industry; the timing and market acceptance of new product introductions; the timely development of new products; continued availability of quality foundry capacity; and other risks set forth in this filing and in the Company's filings from time to time with the Securities and Exchange Commission.

   This information should be read along with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Item I of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended December 31, 1997 and 1996, contained in the Company's Annual Report filed on Form 10-K.

RESULTS OF OPERATIONS

   The following table discloses key elements of the statements of operations, expressed as a percentage of revenues.

                                                            Three Months Ended
                                                            ------------------
                                                      Mar. 31, 1998     Mar. 31, 1997
                                                      -------------     -------------
    Net revenues                                          100.0%           100.0%
    Cost of revenues                                       92.9             51.3
                                                          -----            -----
            Gross margin                                    7.1             48.7

    Operating expenses:
            Research and development                       15.3              6.8
            Selling, general and administrative            17.1              6.9
                                                         ------           ------
    Operating income (loss)                               (25.3)            35.0
    Nonoperating income, net                                0.7              0.8
                                                         ------           ------
    Income (loss) before provision for income taxes       (24.6)            35.8
    Provision for (benefit from) income taxes              (1.2)            13.9
                                                         ------           ------
    Net income (loss)                                     (23.4%)           21.9%
                                                         ======           ======

   Net Revenues. The Company's net revenues decreased 35% to $52.9 million in the first quarter of 1998, from $81.5 million in the first quarter of 1997. The decrease in net revenues was a result of extensive price competition in markets served. Lower unit selling prices more than offset the gains in overall unit shipments. International revenues accounted for approximately 87% and 95% of the Company's net revenues in the first quarter of 1998 and 1997, respectively.

   Gross Profit. The Company's gross profit decreased from $39.7 million in the first quarter of 1997 to $3.7 million in the first quarter of 1998. The 91% decrease in gross profit was the result of lower unit selling prices on increased unit shipments of the Company's PC audio and video semiconductor products as well as increased inventory reserves for video products to reflect a reduced valuation on inventory as of March 31, 1998. The Company's overall gross margin is subject to change due to various factors, including among others, competitive product pricing, yields, wafer costs and product mix. The Company continues to experience significant price competition in the marketplace. The Company expects that overall average selling prices for its existing products will continue to decline over time and that selling prices for each product will decline significantly over the life of the product. The Company believes that in order to maintain or increase gross profit, it must achieve higher unit volume shipments, cost reductions, new features and product introductions. However, no assurance can be given that the Company will be able to ship higher volumes, reduce costs, add new features or introduce new products that gain market acceptance.

   Research and Development. Research and development expenses were $8.1 million in the first quarter of 1998, or 15% of net revenues, compared to $5.6 million, or 7% of net revenues in the first quarter of 1997. The increase in absolute dollars was primarily due to the increase in the Company's engineering staff and related expenses including bonuses, depreciation and amortization, and outside expenses associated with increased research and development efforts to support the introduction of new products.

   Selling, General and Administrative. Selling, general and administrative expenses were $9.0 million in the first quarter of 1998, or 17% of net revenues, compared to $5.6 million, or 7% of net revenues, in the first quarter of 1997. The increase in absolute dollars was primarily due to added personnel and related expenses including bonuses, professional consulting, depreciation and amortization, and a $1.0 million charge for a legal issue associated with the patent litigation with Creative Technology, Ltd. See the legal proceeding described below in "Factors that May Affect Future Results -- Patent Litigation with Creative Technology, Ltd."

   Non-Operating Income, Net. Non-operating income, net was $0.4 million in the first quarter of 1998 compared to $0.6 million in the first quarter of 1997. Non-operating income, net consisted of interest income net of interest expense and gains on sale of securities. The decrease in interest income is in direct relationship to the Company's cash balance holdings.

   Provision for Income Taxes. The Company's effective tax rate was 5% and 36% for the first quarter of 1998 and 1997, respectively. The tax rate for the first quarter of 1997 of 36% reflects the statutory tax rates applied to the Company's profits during that quarter. The effective tax rate for the first quarter of 1998 was affected by inventory reserves taken in the Company's offshore subsidiary at a zero tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At March 31, 1998, ESS had cash and cash equivalents and short-term investments of $33.1 million and working capital of $70.0 million. As of March 31, 1998, the Company had a $20.0 million bank line of credit expiring on May 31, 1999 and a $10.0 million bank line of credit expiring on June 10, 1998. These lines of credit require the Company to achieve certain financial ratios and operating results. As of March 31, 1998, a criteria on one of these lines was not met. The Company is currently negotiating a waiver of the covenants, however, there can be no assurance that the Company will be able to obtain such a waiver. There were no borrowings under these lines of credit as of March 31, 1998.

   In the first three months of 1998, the Company used cash of $3.0 million to finance operating activities consisting of a net loss of $12.4 million, offset by depreciation of $3.1 million and decrease in working capital of $6.3 million. The Company invested $6.8 million in property and equipment, primarily for the construction of a new building adjacent to the Company's headquarters in Fremont California and for the purchase of software for the installation of a Company-wide software system. The Company received net proceeds of $0.7 million from the exercise of stock options.

   The Company continues to face competitive pricing pressures. The Company believes that, as of March 31, 1998, it has cash available, along with lines of credit and/or collateral for credit accommodation and other assets that could be converted to cash to fund operations, acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $10.0 million of which approximately $1.0 million will be used to fund construction of additional facilities and approximately $9.0 million will be used to acquire capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of or investments in other businesses, products or technologies.


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

   Dependence on the PC and Consumer Markets. In the first quarter of 1997 and 1998, sales of PC audio semiconductor chips accounted for a majority of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. In the first quarter 1997 and 1998, sales of video semiconductor chips to the VCD player market accounted for a significant portion of the Company's revenues. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs or

VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company is currently engaged in the development and introduction of new PC audio, video and modem semiconductor devices for the PC and consumer markets. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In the first quarter of 1997, sales to the Company's top five customers, including sales to a distributor, accounted for approximately 53% of the Company's net revenues. In the first quarter of 1998, the top five customers, including sales to three distributors, accounted for approximately 62% of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

   Management of Growth. The Company has experienced significant growth in unit shipments and the addition of multiple product lines that require additional management systems and processes. To manage its future operations and growth effectively, the Company will need to continue to improve its operational, financial and management information systems, implement additional systems and controls, and hire, train, motivate, manage and retain its employees. There can be no assurance that the Company will be able to manage such growth effectively, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

   International Operations. During the first quarter of 1998 and 1997, international sales accounted for approximately 87% and 95% of the Company's net revenues, respectively. Substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, Japan, Korea and Singapore. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

   Uncertainty Regarding Patents and Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of March 31, 1998, the Company had 9 patents granted in the United States, which expire over time, commencing in 1999 and ending in 2013, and 10 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the Untied States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copy rights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

   The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Except for the Creative Technology litigation described below, there is no pending intellectual property litigation against the Company. However, the Company or its foundries may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

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

   Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors. As of March 31, 1998, Mr. Chan, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children and certain charities beneficially owned in the aggregate, 37% of the Company's Common Stock. Additionally, Fred S.L.Chan and Annie M.H. Chan announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. As of May 9, 1998, such purchases had totaled $0.9 million representing 136,500 shares at prices ranging from $6.31 to $6.56. See
Item 1. Notes to Condensed Consolidated Financial Statements - Note 8 Subsequent Events.

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

   Control by Existing Shareholders. As of March 31, 1998, Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children and certain charities beneficially owned, in the aggregate, 37% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Additionally, Fred S.L.Chan and Annie M.H. Chan announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. As of May 8, 1998, such purchases had totaled $0.9 million representing 136,500 shares at prices ranging from $6.31 to $6.56. See Item 1. Notes to Condensed Consolidated Financial Statements - Note 8 Subsequent Events.

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

   In connection with the Creative litigation, the Company may incur substantial legal and other expenses. In response to this, the Company has reserved $1.0 million during the first quarter of 1998. In addition, the Creative litigation may divert the efforts and attention of the Company's management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. Accordingly, the expenses and diversion of resources associated with the Creative litigation could have a material adverse effect on the Company's business, financial condition and results of operations.


PART II

Item 1. Legal Proceedings

See the description of the legal proceedings described in "Factors That May Affect Future Results -- Patent Litigation with Creative Technology, Ltd." in
Part 1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

        27.01 -- Financial Data schedule

   (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended March 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESS TECHNOLOGY, INC.
                                          (Registrant)

Date:   May 15, 1998                      By: /s/  FRED S.L. CHAN
                                              ---------------------------------

                                             Fred S.L. Chan
                                             President, Chief Executive Officer
                                             and Chairman of the Board

Date:   May 15, 1998                      By: /s/  JOHN H. BARNET
                                              ---------------------------------

                                             John H. Barnet
                                             Vice President, Chief
                                             Financial Officer and Secretary

Date:   May 15, 1998                      By: /s/  HOWARD N. HIDESHIMA
                                              ---------------------------------

                                             Howard N. Hideshima
                                             Controller and Chief
                                             Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
------                           -----------

27.01                       Financial Data Schedule