Form 10-Q
period 1998-06-30
ESS TECHNOLOGY INC
filed 1998-08-07
CIK 907410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 1998.

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

   Yes   [X]    No  [ ]

   As of July 31, 1998, the registrant had 41,065,615 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

Part I.        FINANCIAL INFORMATION                                                 Page
                                                                                     ----
       Item 1. Financial Statements:
               Condensed Consolidated Balance Sheets - June 30, 1998                   3
                  and December 31, 1997, unaudited
               Condensed Consolidated Statements of Operations - three and             4
                  six months ended June 30, 1998 and 1997, unaudited
               Condensed Consolidated Statements of Cash Flows - six                   5
                  months ended June 30, 1998 and 1997, unaudited
               Notes to  Condensed Consolidated Financial Statements                   6

       Item 2. Management's Discussion and Analysis of Financial Condition and         8
                  Results of Operations


PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                                      14

       Item 6. Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                            16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)


                                                           June 30,           Dec. 31,
                                                             1998              1997
                                                           --------          --------
                           ASSETS

Current assets:
  Cash and cash equivalents                                $  32,972         $  27,760
  Short-term investments                                       7,513            14,524
  Accounts receivable, net                                    21,097            36,265
  Inventories                                                 32,645            47,285
  Deferred income taxes                                        4,899             4,898
  Prepaid expenses and other assets                           16,583             4,053
                                                           ---------         ---------
    Total current assets                                     115,709           134,785
Property and equipment, net                                   38,106            32,922
Other assets                                                  50,069            63,947
                                                           ---------         ---------
                                                           $ 203,884         $ 231,654
                                                           =========         =========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                    $  48,346         $  50,858
  Income taxes payable                                          (555)              183
  Deferred income taxes                                        9,506             9,506
                                                           ---------         ---------
    Total current liabilities                                 57,297            60,547
                                                           ---------         ---------

Commitments and contingencies (See Notes 5 and 6)

Shareholders' equity:
  Preferred stock, no par value, 10,000 shares
    authorized; none issued and outstanding                       --                --
  Common stock, no par value, 100,000 shares
    authorized; 41,046 and 40,674 shares
    issued and outstanding                                   138,247           137,452
  Retained earnings                                            8,340            33,655
                                                           ---------         ---------
    Total shareholders' equity                               146,587           171,107
                                                           ---------         ---------
Total liabilities and shareholders' equity                 $ 203,884         $ 231,654
                                                           =========         =========



            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                 Three Months Ended                     Six Months Ended
                                          June 30, 1998       June 30, 1997     June 30, 1998     June 30, 1997
                                          -------------       -------------     -------------     -------------
Net revenues                                 $ 34,835           $ 45,142          $  87,711          $126,610
Cost of revenues                               33,262             27,220             82,408            68,992
                                             --------            -------           --------           -------
    Gross profit                                1,573             17,922              5,303            57,618

Operating expenses:
    Research and development                    6,933              7,057             15,025            12,628
    Research and development in-process            --             22,200                 --            22,200
    Selling, general and administrative         8,632              5,560             17,661            11,172
                                             --------             -------          ---------          -------
Operating income (loss)                       (13,992)           (16,895)           (27,383)           11,618

Nonoperating income, net                          347                806                716             1,446
                                             --------            -------           ---------          -------
Income (loss) before provision for
  income taxes                                (13,645)           (16,089)           (26,667)           13,064

Provision for (benefit from) income taxes        (683)             2,284             (1,352)           13,610
                                             --------            -------           --------           -------
Net loss                                    $ (12,962)          $(18,373)         $ (25,315)         $   (546)
                                             ========            =======           ========           =======

Net loss per share - basic                  $   (0.32)          $  (0.47)         $   (0.62)         $  (0.01)
                                             ========            =======           ========           =======

Net loss per share - diluted                $   (0.32)          $  (0.47)         $   (0.62)         $  (0.01)
                                             ========            =======           ========           =======

Shares used in calculating net
  loss per share - basic                       40,967             38,990             40,870            38,559
                                             ========            =======           ========           =======

Shares used in calculating net
  loss per share - diluted                     40,967             38,990             40,870            38,559
                                             ========            =======           ========          ========


           See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                     Six Months Ended
                                                                    ------------------
                                                               June 30,           June 30,
                                                                 1998               1997
                                                               --------           --------
Cash flows from operating activities:
      Net loss                                                 $(25,315)          $  (546)
      Adjustments to reconcile net loss
       to net cash used in operating activities:
Depreciation and amortization                                     6,156             2,590
      Charges for research and development in-process                --            22,200
      Changes in assets and liabilities:
Accounts receivable                                              15,168           (12,238)
      Inventories                                                14,640             3,904
      Prepaid expenses and other assets                          (1,364)              447
      Accounts payable and accrued expenses                      (2,512)          (14,922)
      Income taxes payable                                         (739)           (4,690)
                                                               --------          --------
         Net cash provided by (used in) operating activities      6,034            (3,255)
                                                               --------          --------

Cash flows from investing activities:
      Acquisition of property and equipment                      (8,628)           (3,237)
      Sale of marketable equity securities and
        short-term investments                                   10,511            15,429
      Purchase of marketable equity
        securities and short-term investments                    (3,500)           (1,020)
      Cash received from acquisitions                                --             2,529
                                                               --------          --------
         Net cash provided by (used in) investing activities     (1,617)           13,701


Cash flows from financing activities:
       Issuance of common stock, net                                795             2,199
                                                               --------          --------
         Net cash provided by financing activities                  795             2,199
                                                               --------          --------
Net increase in cash and cash equivalents                         5,212            12,645
Cash and cash equivalents at beginning of period                 27,760            49,055
                                                               --------          --------
Cash and cash equivalents at end of period                     $ 32,972          $ 61,700
                                                               ========          ========
Supplemental disclosures of cash flow information:
      Common stock issued for acquisitions                           --          $ 32,703
                                                               ========          ========
      Income taxes                                             $     --          $ 18,300
                                                               ========          ========

            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

   The unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 1997 and 1996, included in the Company's Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year which ends December 31, 1998 or for any other period.


NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)


                                                    June 30,            Dec. 31,
                                                      1998                1997
                                                    --------           --------
Accounts receivable:
    Accounts receivable                             $ 22,707           $ 37,251
    Less: Allowance for doubtful accounts             (1,610)              (986)
                                                    --------            --------
                                                    $ 21,097           $ 36,265
                                                    ========            ========
Inventories:
    Raw materials                                   $    984           $  1,776
    Work-in-process                                   14,839             18,237
    Finished goods                                    16,822             27,272
                                                    --------           --------
                                                    $ 32,645           $ 47,285
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

   Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million during 1996 and 1997 as deposits for wafers through 1999. The cash requirements associated with this agreement were two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments which were cancelled subsequent to the payments in 1996 and 1997. The payments can be applied to offset wafers purchased from 1996 to 1999 provided that the Company purchases not less than a certain specified number of wafers during each of the four years ended December 31, 1999. As of June 30, 1998, $11.8 million of the payment had been applied, $10.1 million was included in long term other assets and $10.1 million in short term prepaid assets.

   Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company has completed its investment commitment of $24.6 million in the joint venture. Under the terms of the agreement, the Company received an approximate 5% equity ownership in the joint venture company and certain capacity rights. The facility was expected to open during 1998, but fires during construction have delayed the opening. UMC has stated that it expects insurance will cover its fire losses.

NOTE 6. LITIGATION

   On March 11, 1998, Creative Technology, Ltd. and E-mu Systems Incorporated (together "Creative") filed a lawsuit against the Company and Diamond Multimedia Incorporated ("Diamond") alleging that the Company's Maestro family of products infringe upon an E-mu patent which has been exclusively licensed by Creative. The complaint seeks an injunction against future infringement, damages for past infringement, fees and costs. If the Company were found to be infringing a valid E-mu patent, then the Company could be required to cease sales of the infringing products. The Company is vigorously contesting Creative's claims. In connection with the Creative litigation, the Company has incurred and will continue to incur legal and other expenses. While the outcome of such lawsuits cannot be accurately predicted, based on the facts currently known, management does not believe the ultimate resolution of this matter will have a material adverse impact on the Company's financial position or results of operation.

NOTE 7. CEO PURCHASE OF SHARES

   On April 28, 1998, the Company's Chief Executive Officer and Chairman of the Board of Directors, Fred S. L. Chan, and his spouse, Annie M. H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children and certain charities beneficially owned in the aggregate, 37% of the common stock of the Company as of June 30, 1998, announced that they would jointly purchase between $5 million and $10 million of the Company's common stock on the open market. As of June 30, 1998, such purchases had totaled $1.4 million, representing 241,000 shares at prices ranging from $5.15 to $6.56.

NOTE 8. SUBSEQUENT EVENT

   On August 7, 1998, John H. Barnet, Vice President of Finance and Administration, Chief Financial Officer and Secretary announced that he will resign from the Company as of August 31, 1998. Mr. Barnet will remain with the Company as a consultant through the end of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Statements contained in this discussion that are not statements of historical fact may be deemed to be forward-looking. A number of important factors could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including dependence on continued growth in demand for multimedia capabilities for the PC marketplace as well as the market for consumer electronic products; the Company's ability to take advantage of new markets; increased competition and pricing pressures; general economic conditions specific to the semiconductor industry; the timing and market acceptance of new product introductions; the timely development of new products; continued availability of quality foundry capacity; and other risks set forth in this filing and in the Company's filings from time to time with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

   The following table discloses key elements of the statements of operations, expressed as a percentage of revenues.

                                                            Three Months Ended                    Six Months Ended
                                                      -------------------------------     -------------------------------
                                                      June 30, 1998     June 30, 1997     June 30, 1998     June 30, 1997
                                                      -------------     -------------     -------------     -------------
    Net revenues                                          100.0%           100.0%             100.0%           100.0%
    Cost of revenues                                       95.5             60.3               94.0             54.5
                                                          -----            -----              -----            -----
            Gross margin                                    4.5             39.7                6.0             45.5

    Operating expenses:
            Research and development                       19.9             15.6               17.1             10.0
            Research and development in-process              --             49.2                --              17.5
            Selling, general and administrative            24.8             12.3               20.1              8.8
                                                          -----           ------              -----            -----
    Operating income (loss)                               (40.2)           (37.4)             (31.2)             9.2
    Nonoperating income, net                                1.0              1.8                0.8              1.1
                                                          -----           ------              -----            -----
    Income (loss) before provision for income taxes       (39.2)           (35.6)             (30.4)            10.3
    Provision for (benefit from) income taxes              (2.0)             5.1               (1.5)            10.7
                                                          -----           ------              -----            -----
    Net income (loss)                                     (37.2)%          (40.7)%            (28.9)%           (0.4)%
                                                         ======           ======              =====            =====

   Net Revenues. The Company's net revenues decreased 23% to $34.8 million in the second quarter of 1998 from $45.1 million in the second quarter of 1997.
The decrease in net revenues was a result of extensive price competition in markets served. Lower unit selling prices more than offset the gains in overall unit shipments. International revenues accounted for a substantial majority of the Company's net revenues in the second quarter of 1998 and 1997, respectively.

   Gross Profit. The Company's gross profit decreased by 91% to $1.6 million in the second quarter of 1998 from $17.9 million in the second quarter of 1997. The decrease in gross profit was the result of lower unit selling prices on increased unit shipments of the Company's PC audio and video semiconductor products as well as increased obsolescence reserves for audio and modem products. The Company's overall gross margin is subject to change due to various factors, including among others, competitive product pricing, market demand, yields, wafer costs and product mix. The Company continues to experience significant price competition in the marketplace. The Company expects that overall average selling prices for its existing products will continue to decline over time and that selling prices for each product will decline significantly over the life of the product. The Company believes that in order to increase gross profit, it must ship higher unit volumes, reduce costs, add new features or introduce new products that gain market acceptance. However, no assurance can be given that the Company will be able to achieve these objectives.

   Research and Development. Research and development expenses were $6.9 million and $15.0 million in the second quarter and first six months of 1998, respectively, compared to $7.1 million and $12.6 million in the second quarter and first six months of 1997, respectively. Research and development in the second quarter of 1997 excludes a one-time pre and post-tax charge of $22.2 million related to acquired research and development in-process from the acquisition of Platform Technologies, Inc. The increase for the first six months of 1998 was primarily due to the increase in the Company's engineering staff and the amortization of acquisition expenses, offset by lower mask and engineering test run charges.

   Selling, General and Administrative. Selling, general and administrative expenses were $8.6 million and $17.7 million in the second quarter and first six months of 1998, respectively, compared to $5.6 million and $11.2 million in the second quarter and first six months of 1997. The increase was due to higher personnel expense and consulting expenses associated with the Company's conversion to a new management information system and the amortization of acquisition expenses.

   Non-Operating Income, Net. Non-operating income, net was $0.3 million and $0.7 million in the second quarter and first six months of 1998 compared to $0.8 million and $1.4 million in the second quarter and first six months of 1997. Non-operating income, net consisted of interest income net of interest expense and gains on sale of securities. The decrease in interest income is due to lower balances of short term investments.

   Provision for Income Taxes. The Company's effective tax rate was (5%) and 36% for the second quarter and first six months of 1998 and 1997, respectively. The tax rate for the second quarter and first six months of 1997 of 36% reflects the statutory tax rates applied to the Company's profits during that quarter. The effective tax rate for the second quarter and first six months of 1998 was affected by inventory reserves taken in the Company's offshore subsidiary at a zero tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At June 30, 1998, ESS had cash and cash equivalents and short-term investments of $40.5 million and working capital of $58.4 million. During 1998, the Company had lines of credit of $20 million and $10 million at two banks. As of June 30, 1998 one of the Company's lines of credit had been cancelled and the other expired. There were no borrowings under these lines of credit as of June 30, 1998. The Company is currently negotiating with a bank for a line of credit, however, there can be no assurance that the Company will be able to obtain this credit line.

   In the first six months of 1998, the Company increased its cash balances by $5.2 million. Operating activities contributed cash of $6.0 million, consisting of a net loss of $(25.3) million, offset by depreciation and amortization of $6.1 million and changes in working capital and other assets of $25.2 million. The Company invested $8.6 million in property and equipment, primarily for the construction of new buildings and for the purchase of computer hardware and software. The Company received $7.0 million from the sale of marketable equity securities and short term investments and $0.8 million from the exercise of stock options.

   The Company believes that, as of June 30, 1998, cash flows from operations, along with cash available and other assets that could be converted to cash will be sufficient to fund operations, acquisitions of property and equipment and provide adequate working capital through the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $8.0 million which will be used to acquire capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies or to repurchase stock. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of or investments in other businesses, products or technologies.


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

   Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in unit average selling prices ("ASPs") of the Company's products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, seasonal customer demand, the timing of significant orders and significant increases in expenses associated with the expansion of operations. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future. The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected or forecasted sales levels are not realized, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected.

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

   Each successive generation of microprocessors and operating system software has provided increased performance, which could in the future result in a microprocessor and/or operating system software capable of performing multimedia functions. In this regard, Intel Corporation has developed Native Signal Processing ("NSP") capability and an extended multimedia system architecture ("MMX") for use in conjunction with its Pentium microprocessor, and is promoting the processing power of the Pentium for data and signal intensive functions such as graphics acceleration and other multimedia functions. Additionally, Microsoft Corporation may incorporate certain multimedia capabilities into its operating system software. There can be no assurance that the increased capabilities of microprocessors and operating system software will not adversely affect demand for the Company's products.

   Dependence on the PC and Consumer Markets. In the second quarter and first six months of 1997 and 1998, sales of PC audio semiconductor chips accounted for a majority of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. In the second quarter and first six months of 1997 and 1998, sales of video semiconductor chips to the video compact disk ("VCD") player market accounted for a significant portion of the Company's revenues. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs or

VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   The Company's products are sold for incorporation into desktop and notebook computers and VCD players. Therefore, the Company is heavily dependent on the growth of the markets and the cost requirements for desktop and notebook computers and VCD players. There can be no assurance that these markets will be able to grow. A slowing in unit volume and a decrease in ASPs could result in a decline in revenues which would have a material adverse effect on the Company's business, financial condition and results of operations.

   Importance of New Products and Technological Change. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by its customers, the Company must anticipate market trends and meet performance, quality and functionality requirements of such OEMs and must successfully develop and manufacture products that adhere to these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to original equipment manufacturers ("OEMs"), the Company can often incur significant expenditures prior to volume sales of new products, if any. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In the second quarter of 1997, sales to the Company's top five customers, including sales to a distributor, accounted for approximately 41% of the Company's net revenues. In the second quarter of 1998, the top five customers, including sales to its distributors, accounted for approximately 52% of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

   Management of Growth. The Company has experienced significant growth in unit shipments and the addition of multiple product lines that require additional management systems and processes. To manage its future operations and growth effectively, the Company will need to hire and retain management, hire, train, motivate, manage and retain its employees, continue to improve its operational, financial and management information systems and implement additional systems and controls. There can be no assurance that the Company will be able to manage such growth effectively, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is currently implementing an enterprise-wide software package that integrates its core business functions. Should the implementation be incomplete or otherwise problematic, substantial disruption to the business operations of the Company could result. There can be no assurance that the software implementation currently underway will not cause business disruptions to the Company.

   International Operations. During the first six months of 1998 and 1997, international sales accounted for a substantial majority of the Company's net revenues. Substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, Japan, Korea and Singapore. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

   In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Currently, all of the Company's product sales and all of its arrangements with foundries and assembly and test vendors provide for pricing and payment in U.S. dollars. In 1997 and 1998, the effect of significant currency fluctuations in Asia had no material impact on the Company. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. To date the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Further, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations or require the Company to modify its current business practices.

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

   Uncertainty Regarding Patents and Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of June 30, 1998, the Company had 9 patents granted in the United States, which expire over time, commencing in 1999 and ending in 2013, and 10 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the Untied States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copy rights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

   Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors. As of June 30, 1998, Mr. Chan, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children and certain charities beneficially owned in the aggregate, 37% of the Company's Common Stock. Additionally, Fred S.L.Chan and Annie M.H. Chan announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. As of June 30, 1998, such purchases had totaled $1.4 million representing 241,000 shares at prices ranging from $5.15 to $6.56.

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

   Control by Existing Shareholders. As of June 30, 1998, Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children and certain charities beneficially owned, in the aggregate, 37% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Additionally, Fred S.L.Chan and Annie M.H. Chan announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. As of June 30, 1998, such purchases had totaled $1.4 million representing 241,000 shares at prices ranging from $5.15 to $6.56.

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

   Patent Litigation with Creative Technology, Ltd. On March 11, 1998, Creative Technology Ltd. and its subsidiary E-mu Systems, Inc. filed a lawsuit against the Company and one of its customers, Diamond Multimedia Systems, Inc., alleging infringement of U.S. Patent No. 5,698,803 (the "803 patent"), by the Company's Maestro products, one of which is included in products sold by Diamond. The complaint requests preliminary and permanent injunctions, and unspecified damages. Creative also claims willful infringement and requests treble damages and attorney's fees. The lawsuit, entitled Creative Technology Ltd. et al v.
ESS Technology, Inc. et al, is pending in the U.S. District Court for the Central District of California.

   No date has been set for any hearing or for trial of the matter. The Company is still engaged in investigating the claim. Although the Company believes that it does not infringe any valid claim of the 803 patent, the Company cannot predict the ultimate resolution of the lawsuit.

   The grant of a preliminary or permanent injunction enjoining the sale of Maestro products could result in a material adverse effect on the Company's business, financial condition and results of operations, including a reduction in the Company's revenues and income, losses for an extended period of time and a depletion in the Company's financial resources. In addition, the Company could be required to pay monetary damages to Creative, which are subject to trebling in the event of a finding of willful infringement. Further, the Company has indemnified several customers and prospective customers from liability with respect to claimed infringements of the 803 patent and, in the event of a determination of infringement and the grant of an injunction, the Company may have to compensate such customers and prospective customers for damages related to such determination and secure a license for them to continue using the enjoined chips, replace the chips with non-infringing chips or remove the chips and refund the purchase price of such chips. Such indemnification could increase the Company's exposure to, and amount of, potential costs and liability in such event, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

        27.01 -- Financial Data schedule

   (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended June 30, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESS TECHNOLOGY, INC.
                                          (Registrant)

Date:   August 7, 1998                    By: /s/  FRED S.L. CHAN
                                              ---------------------------------

                                             Fred S.L. Chan
                                             President, Chief Executive Officer
                                             and Chairman of the Board

Date:   August 7, 1998                    By: /s/  JOHN H. BARNET
                                              ---------------------------------

                                             John H. Barnet
                                             Vice President, Chief
                                             Financial Officer and Secretary

Date:   August 7, 1998                    By: /s/  HOWARD N. HIDESHIMA
                                              ---------------------------------

                                             Howard N. Hideshima
                                             Controller and Chief
                                             Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
------                           -----------

27.01                       Financial Data Schedule