Form 10-Q
period 1998-09-30
ESS TECHNOLOGY INC
filed 1998-11-16
CIK 907410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended September 30, 1998.

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

   Yes   [X]    No  [ ]

   As of October 31, 1998, the registrant had 41,162,762 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

Part I.        FINANCIAL INFORMATION                                                 Page
                                                                                     ----
       Item 1. Financial Statements:
               Condensed Consolidated Balance Sheets - September 30, 1998              3
                  and December 31, 1997, unaudited
               Condensed Consolidated Statements of Operations - three and             4
                  nine months ended September 30, 1998 and 1997, unaudited
               Condensed Consolidated Statements of Cash Flows - nine                  5
                  months ended September 30, 1998 and 1997, unaudited
               Notes to  Condensed Consolidated Financial Statements                   6

       Item 2. Management's Discussion and Analysis of Financial Condition and         9
                  Results of Operations


PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                                      16

       Item 4. Submission of Matters to a Vote of Security Holders                    17

       Item 5. Other Information                                                      17

       Item 6. Exhibits and Reports on Form 8-K                                       17

SIGNATURES                                                                            18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)


                                                           Sept. 30,         Dec. 31,
                                                             1998              1997
                                                           --------          --------
                           ASSETS

Current assets:
  Cash and cash equivalents                                 $ 23,903         $  27,760
  Short-term investments                                       7,530            14,524
  Accounts receivable, net                                    33,525            36,265
  Inventories                                                 31,936            47,285
  Deferred income taxes                                        4,899             4,898
  Prepaid expenses and other assets                            6,321             4,053
                                                           ---------         ---------
    Total current assets                                     108,114           134,785
Property and equipment, net                                   37,560            32,922
Other assets                                                  46,659            63,947
                                                           ---------         ---------
                                                           $ 192,333         $ 231,654
                                                           =========         =========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                   $   44,620         $  50,858
  Income taxes payable                                          (943)              183
  Deferred income taxes                                        9,506             9,506
                                                           ---------         ---------
    Total current liabilities                              $  53,183            60,547
                                                           ---------         ---------

Commitments and contingencies (See Notes 7 and 8)

Shareholders' equity:
  Preferred stock, no par value, 10,000 shares
    authorized; none issued and outstanding                       --                --
  Common stock, no par value, 100,000 shares
    authorized; 41,147 and 40,674 shares
    issued and outstanding                                   138,279           137,452
  Retained earnings                                              871            33,655
                                                           ---------         ---------
    Total shareholders' equity                               139,150           171,107
                                                           ---------         ---------
Total liabilities and shareholders' equity                 $ 192,333         $ 231,654
                                                           =========         =========



            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                           Three Months Ended                         Nine Months Ended
                                                  Sept. 30, 1998       Sept. 30, 1997        Sept. 30, 1998       Sept. 30, 1997
                                                ------------------   ------------------     ------------------   ------------------
Net revenues                                     $ 52,309                 $ 52,172            $140,020                $178,782
Cost of revenues                                   43,683                   35,200             126,091                 104,191
                                                 --------                 --------            --------                --------
    Gross profit                                    8,626                   16,972              13,929                  74,591

Operating expenses:
    Research and development                        8,134                    8,343              23,159                  20,971
    Research and development in-process                --                       --                  --                  22,200
    Selling, general and administrative             8,815                    6,303              26,476                  17,476
                                                 --------                 --------            --------                --------
Operating income (loss)                            (8,323)                   2,326             (35,706)                 13,944
Nonoperating income, net                              466                      417               1,183                   1,864
                                                 --------                 --------            --------                --------
Income (loss) before provision for
    income taxes                                   (7,857)                   2,743             (34,523)                 15,808

Provision for (benefit from) income taxes            (388)                   1,025              (1,739)                 14,636
                                                 --------                 --------            --------                --------
Net income (loss)                                $ (7,469)                $  1,718            $(32,784)               $  1,172
                                                 ========                 ========            ========                ========

Net income (loss) per share - basic              $  (0.18)                $   0.04            $  (0.80)               $   0.03
                                                 ========                 ========            ========                ========


Net income (loss) per share - diluted            $  (0.18)                $   0.04            $  (0.80)               $   0.03
                                                 ========                 ========            ========                ========


Shares used in calculating net income
  (loss) per share - basic                         41,094                   40,376              40,953                  39,284
                                                 ========                 ========            ========                ========


Shares used in calculating net income
  (loss) per share - diluted                       41,094                   43,390              40,953                  42,773
                                                 ========                 ========            ========                ========



           See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                    Nine Months Ended
                                                                   -------------------
                                                                Sept. 30,      Sept. 30,
                                                                  1998            1997
                                                               -----------    -----------
Cash flows from operating activities:
      Net income loss                                          $   (32,784)   $  1,172
      Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
      Depreciation and amortization                                  9,430       5,026
      Charges for research and development in-process                   --      22,200
      Changes in assets and liabilities:
      Accounts receivable                                            2,740     (14,943)
      Inventories                                                   15,349      (3,266)
      Prepaid expenses and other assets                             10,950       5,984
      Accounts payable and accrued expenses                         (6,238)    (32,258)
      Income taxes payable                                          (1,126)     (2,994)
                                                               -----------    --------
         Net cash provided by (used in) operating activities        (1,679)    (19,079)
                                                               -----------    --------

Cash flows from investing activities:
      Acquisition of property and equipment                         (9,999)    (10,398)
      Sale of marketable securities and
        short-term investments                                      18,023      18,889
      Purchase of marketable securities and
        short-term investments                                     (11,029)     (1,020)
      Cash received from acquisitions                                   --       2,529
                                                               -----------    --------
         Net cash provided by (used in) investing activities        (3,005)     10,000
                                                               -----------    --------

Cash flows from financing activities:
       Issuance of common stock, net                                   827       2,397
                                                               -----------    --------
         Net cash provided by financing activities                     827       2,397
                                                               -----------    --------
Net increase (decrease) in cash and cash equivalents                (3,857)     (6,882)
Cash and cash equivalents at beginning of period                    27,760      43,055
                                                               -----------    --------
Cash and cash equivalents at end of period                     $    23,903    $ 42,373
                                                               ===========    ========
Supplemental disclosures of cash flow information:
      Common stock issued for acquisitions                              --    $ 32,703
                                                               ===========    ========
      Income taxes                                             $        --    $ 18,500
                                                               ===========    ========

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


NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)


                                                    Sept. 30,          Dec. 31,
                                                      1998               1997
                                                    --------           --------
Accounts receivable:
    Accounts receivable                             $ 35,415           $ 37,251
    Less: Allowance for doubtful accounts             (1,890)              (986)
                                                    --------            --------
                                                    $ 33,525           $ 36,265
                                                    ========            ========
Inventories:
    Raw materials                                   $  3,781           $  1,776
    Work-in-process                                   17,310             18,237
    Finished goods                                    10,845             27,272
                                                    --------           --------
                                                    $ 31,936           $ 47,285
                                                    ========           ========

NOTE 3. DEBT

   The Company has a secured line of credit agreement with a foreign bank of $15 million which expires on October 1, 2001. Under the terms of the agreement, the Company may borrow at a rate of LIBOR plus 1.5% or at the foreign bank's prime lending rate. The line of credit requires the Company to achieve certain financial ratios and operating results. The line is secured by land and buildings. There was no borrowing under the line of credit as of September 30, 1998.

NOTE 4. SHAREHOLDERS' EQUITY

   On August 20, 1998, the Compensation Committee of the Company's Board of Directors announced that it had reviewed the status of outstanding options issued to employees and consultants of the Company and offered to exchange those options held with an exercise price exceeding the closing price of the Company's Common Stock on August 24, 1998 (the "New Price") for options with an exercise price equal to the New Price and with the same original vesting start date and vesting schedule as the exchanged option, but with a restriction on the exerciseability of such repriced options until August 25, 1999. If an employee voluntarily terminates his or her employment prior to the end of the term of the restriction on exerciseability, the exchange options will be forfeited. Pursuant to the repricing, approximately 3,559,378 options with an exercise price greater than $2.69 were exchanged for options with an exercise price of $2.69.

NOTE 5. REVENUE RECOGNITION

   Revenue from products sales is recognized at the time of shipment except for certain shipments to distributors with rights of return and allowances, in which case revenue is deferred until the distributor resells the product. For sales recognized at the time of shipment, reserves for estimated returns and price adjustments are provided at the time of shipment.

NOTE 6. NET INCOME PER SHARE

   Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128 -- "Earnings per Share" (SFAS No. 128), effective for 1997. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. All prior years' earnings per share data in this report have been recalculated to reflect the provisions of SFAS No. 128. All earnings per share data in this report reflect basic earnings per share, unless otherwise indicated.

(In thousands, except per-share amounts)

                                                  Three Months Ended
                                 Sept. 30, 1998                     Sept. 30, 1997
                          -----------------------------      -----------------------------
                                                  Per                                Per
                          Income                 Share       Income                 Share
                          (Loss)     Shares      Amount      (Loss)     Shares      Amount
                          ------     -------     ------      ------     -------     ------
Basic EPS:
  Net income (loss)      $(7,469)     41,094     $(0.18)     $1,718      40,376     $0.04
                                                 ------                             -----
Effects of Dilutive
Securities:
  Stock options               --          --                     --       3,014
                         -------      ------                 ------      ------
Diluted EPS:
  Net income (loss)      $(7,469)     41,094     $(0.18)     $1,718      43,390     $0.04
                         =======      ======     ======      ======      ======     ======


                                                  Nine Months Ended
                                  Sept. 30, 1998                     Sept. 30, 1997
                          ------------------------------      -----------------------------
                                                   Per                                Per
                          Income                  Share       Income                 Share
                          (Loss)      Shares      Amount      (Loss)     Shares      Amount
                          ------      -------     ------      ------     -------     ------
Basic EPS:
  Net income (loss)      $(32,784)     40,953     $(0.80)     $1,172      39,284     $0.03
                                                  ------                             -----
Effects of Dilutive
Securities:
  Stock options                --          --                     --       3,489
                         --------      ------                 ------      ------
Diluted EPS:
  Net income (loss)      $(32,784)     40,953     $(0.80)     $1,172      42,773     $0.03
                         ========      ======     ======      ======      ======     =====

NOTE 7. WAFER CAPACITY COMMITMENTS

   In November 1995, the Company entered into agreements with two wafer foundries, Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") and United Microelectronics Corporation ("UMC"), in which the Company secured access to additional manufacturing capacity and to certain technology.

   Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million during 1996 and 1997 as deposits for wafers through 1999. The cash requirements associated with this agreement were two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments which were cancelled subsequent to the payments in 1996 and 1997. The payments can be applied to offset wafers purchased from 1996 to 1999 provided that the Company purchases not less than a certain specified number of wafers during each of the four years ending December 31, 1999. As of September 30, 1998, $21.9 million of the payment had been applied and $10.1 million was included in long term other assets.

   Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company has completed its investment commitment of $24.6 million in the joint venture. Under the terms of the agreement, the Company received an approximate 5% equity ownership in the joint venture company and certain capacity rights. The facility was expected to open during 1998, but fires during construction have delayed the opening. UMC has stated that it expects insurance will cover its fire losses. In October 1998, the Company sold approximately 91% of its investment in the joint venture to UMC for approximately $22.5 million. See "--Note 10. Subsequent Event."

NOTE 8. LITIGATION

   On March 11, 1998, Creative Technology, Ltd. and E-mu Systems Incorporated (together "Creative") filed a lawsuit against the Company and Diamond Multimedia Incorporated ("Diamond") alleging that the Company's Maestro family of products infringed upon an E-mu patent which has been exclusively licensed by Creative. The complaint sought an injunction against future infringement, damages for past infringement, fees and costs. On September 25, 1998, the lawsuit between the Company and Creative was settled to the parties' mutual satisfaction, and ESS is now under a license from Creative regarding sales of its Maestro products. Further terms of the settlement are confidential.

NOTE 9. CEO PURCHASE OF SHARES

   On April 28, 1998, the Company's Chief Executive Officer and Chairman of the Board of Directors, Fred S. L. Chan, and his spouse, Annie M. H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children and certain charities beneficially owned in the aggregate, 37% of the common stock of the Company as of September 30, 1998, announced that they would jointly purchase between $5 million and $10 million of the Company's common stock on the open market. As of September 30, 1998, such purchases had totaled $1.4 million, representing 241,000 shares at prices ranging from $5.15 to $6.56.

NOTE 10. SUBSEQUENT EVENT

   On October 17, 1998, the Company entered into an agreement with UMC to sell UMC approximately 63.8 million shares of stock of the joint venture for a purchase price of $22.5 million dollars. The Company received the cash on October 23, 1998. Following the sale, the Company continues to hold 6,000,000 shares of the stock of the joint venture.

   On October 20, 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to $7.0 million dollars of the Company's shares of common stock at market prices and as the market and business conditions warrant. At November 12, 1998, the Company had repurchased 197,500 shares at market prices ranging from $3.17 to 4.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Statements contained in this discussion that are not statements of historical fact may be deemed to be forward-looking. A number of important factors could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including dependence on continued growth in demand for multimedia capabilities for the PC marketplace as well as the market for consumer electronic products; the Company's ability to take advantage of new markets; increased competition and pricing pressures; general economic conditions specific to the semiconductor industry; the timing and market acceptance of new product introductions; the timely development of new products; continued availability of quality foundry capacity; the timely completion of the Company's Year 2000 project; and other risks set forth in this filing and in the Company's filings from time to time with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

   The following table discloses key elements of the statements of operations, expressed as a percentage of revenues.

                                                            Three Months Ended                  Nine Months Ended
                                                        --------------------------         ----------------------------
                                                        Sept. 30,        Sept. 30,          Sept. 30,        Sept. 30,
                                                          1998             1997               1998             1997
                                                        ---------        ---------          ---------        ---------
    Net revenues                                          100.0%           100.0%             100.0%           100.0%
    Cost of revenues                                       83.5             67.5               90.1             58.3
                                                          -----            -----              -----            -----
            Gross margin                                   16.5             32.5                9.9             41.7

    Operating expenses:
            Research and development                       15.5             16.0               16.5             11.7
            Research and development in-process              --               --                 --             12.4
            Selling, general and administrative            16.9             12.1               18.9              9.8
                                                          -----           ------              -----            -----
    Operating income (loss)                               (15.9)             4.4              (25.5)             7.8
    Nonoperating income, net                                0.9              0.8                0.8              1.0
                                                          -----           ------              -----            -----
    Income (loss) before provision for income taxes       (15.0)             5.2              (24.7)             8.8
    Provision for (benefit from) income taxes               0.7              1.9                1.3              8.2
                                                          -----           ------              -----            -----
    Net income (loss)                                     (14.3)             3.3%             (23.4)             0.6%
                                                          =====           ======              =====            =====

   Net Revenues. The Company's net revenues increased 0.3% to $52.3 million in the third quarter of 1998 from $52.2 million in the third quarter of 1997. The increase in net revenues was a result of gains in overall unit shipment offset in part by lower unit selling prices. International revenues accounted for a substantial majority of the Company's net revenues in the third quarter of 1998 and 1997, respectively.

   Gross Profit. The Company's gross profit decreased by 49.2% to $8.6 million in the third quarter of 1998 from $17.0 million in the third quarter of 1997. The decrease in gross profit was the result of lower unit selling prices on increased unit shipments of the Company's PC audio and video semiconductor products as well as increased obsolescence reserves for modem products. The Company's overall gross margin is subject to change due to various factors, including among others, competitive product pricing, market demand, yields, wafer costs and product mix. The Company continues to experience significant price competition in the marketplace. The Company expects that overall average selling prices for its existing products will continue to decline over time and that selling prices for each product will decline significantly over the life of the product. The Company believes that in order to increase gross profit, it must ship higher unit volumes, reduce costs, add new features or introduce new products that gain market acceptance. However, no assurance can be given that the Company will be able to achieve these objectives.

   Research and Development. Research and development expenses were $8.1 million and $23.2 million in the third quarter and first nine months of 1998, respectively, compared to $8.3 million and $21.0 million in the third quarter and first nine months of 1997, respectively. Research and development in the first nine months of 1997 excludes a one-time pre and post-tax charge of $22.2 million related to acquired research and development in-process from the acquisition of Platform Technologies, Inc. ("Platform"). The increase for the first nine months of 1998 was primarily due to the increase in the Company's engineering staff, the amortization of acquisition expenses and a one-time charge for impaired assets related to a previous acquisition, offset by lower mask and engineering test run charges.

   Selling, General and Administrative. Selling, general and administrative expenses were $8.8 million and $26.5 million in the third quarter and first nine months of 1998, respectively, compared to $6.3 million and $17.5 million in the third quarter and first nine months of 1997. The increase was due to higher personnel expense and consulting expenses associated with the Company's conversion to a new management information system and the amortization of acquisition expenses and a one-time charge for impaired assets related to a previous acquisition.

   Non-Operating Income, Net. Non-operating income, net was $0.5 million and $1.2 million in the third quarter and first nine months of 1998 compared to $0.4 million and $1.9 million in the third quarter and first nine months of 1997. Non-operating income, net consisted of interest income net of interest expense and gains on sale of securities.

   Provision for Income Taxes. The Company's effective tax rate was (4.9%) and (5.0)% for the third quarter and first nine months of 1998, respectively. The effective tax rate for the third quarter and first nine months of 1997 of 37.4% and 38.5%, respectively, reflects the statutory tax rates applied to the Company's profits during that quarter excluding the one time pre- and post-tax charge of $22.2 million related to acquired research and development credits in-process from the acquisition of Platform in the second quarter of 1997. The Company's pro forma tax rate for the first nine months of 1997 was lower than the combined federal and state statutory rates as a result of tax exempt interest income and research and development credits. The effective tax rate for the third quarter and first nine months of 1998 was affected by inventory reserves taken in the Company's offshore subsidiary at a zero tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At September 30, 1998, ESS had cash and cash equivalents and short-term investments of $31.4 million and working capital of $54.9 million. As of September 30, 1998, the Company had a line of credit for $15 million, which will expire on October 1, 2001. There were no borrowings under the line of credit as of September 30, 1998.

   In the first nine months of 1998, the Company decreased its cash balances by $3.9 million. Operating activities used cash of $1.7 million, consisting of a net loss of $(32.8) million, offset by depreciation and amortization of $9.4 million and changes in working capital and other assets of $21.7 million. The Company invested $10.0 million in property and equipment, primarily for the construction of new buildings and for the purchase of computer hardware and software. The Company received $7.0 million from the net sales of marketable securities and short term investments and $0.8 million from the exercise of stock options.

   The Company believes that, as of September 30, 1998, cash flows from operations, along with cash available and other assets that could be converted to cash will be sufficient to fund operations, acquisitions of property and equipment and provide adequate working capital through the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $9.8 million which will be used to acquire capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies or to repurchase stock. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of or investments in other businesses, products or technologies.

YEAR 2000 ISSUES

   General. The Company is currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by June 1999.

   Year 2000 Program. The Company's Year 2000 Program is divided into four major sections--ESS manufactured products, internal information ("IT") system, non-IT system (e.g., testing equipment), and third-party suppliers and customers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

   The Company has reviewed substantially all ESS manufactured products for Year 2000 compliance purposes; it plans to complete the review of all such products by the end of 1998. The Company believes that substantially all of the Company's products are Year 2000 compliant and that those that are not Year 2000 compliant can be upgraded to be Year 2000 compliant by June, 1999.

   With respect to its internal IT computer systems, the Company has completed the inventory and review phases of the Y2K Program and has been in the repair or replacement phase. In February 1998, the Company began to install Year 2000 compliant programs from Oracle Corporation for approximately 80 percent of its business system. This installation was about 85 percent complete as of the end of third quarter. It is anticipated that this installation will be fully implemented by the end of 1998. With respect to the remaining internal IT computer systems that are not yet Year 2000 compliant, the Company plans to either replace or upgrade them by the end of September 1999.

   The Company has completed the inventory phase of its non-IT systems. It is currently reviewing the Year 2000 compatibility of its non-IT systems. It is expected to complete the review by the end of 1998. To date, about 75 percent of its non-IT systems are Year 2000 compliant. The Company plans to repair or replace those that are not yet Year 2000 compliant by the end of March 1999.

   The Company has been working with its key suppliers and contract manufacturers to assess the possible effects of their Year 2000 readiness on the Company's operations. Although these suppliers and contract manufacturers have notified the Company that they have been addressing the problem, they have not provided specific assurance regarding the Year 2000 compliance of their systems and software. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure of such key suppliers and contract manufacturers to address Year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

   Costs of Assessment and Modification. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. Through June 30, 1998, the Company has spent $2.5 million to implement Year 2000 compliant programs from Oracle Corporation. The Company estimates that it may spend up to an additional $250,000 for other replacements or upgrades and for communicating with key suppliers and customers.

   Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that its Year 2000 Program will help to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material key suppliers and customers. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

   The Company does not yet have a contingency plan to address the Year 2000 problem, but it is expected to create one by the end of 1998.

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

   Dependence on the PC and Consumer Markets. In the third quarter and first nine months of 1997 and 1998, sales of PC audio semiconductor chips accounted for a majority of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. In the third quarter and first nine months of 1997 and 1998, sales of video semiconductor chips to the video compact disk ("VCD") player market accounted for a significant portion of the Company's revenues. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs or

VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In the third quarter of 1998, sales to the Company's top five customers, including sales to a distributor, accounted for approximately 43% of the Company's net revenues. In the third quarter of 1997, the top five customers, including sales to its distributors, accounted for approximately 47% of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

   Management of Growth. The Company has experienced significant growth in unit shipments and the addition of multiple product lines that require additional management systems and processes. To manage its future operations and growth effectively, the Company will need to hire and retain management, hire, train, motivate, manage and retain its employees, continue to improve its operational, financial and management information systems and implement additional systems and controls. There can be no assurance that the Company will be able to manage such growth effectively, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has implemented an enterprise-wide software package that integrates its core business functions. Should the implementation be incomplete or otherwise problematic, substantial disruption to the business operations of the Company could result. There can be no assurance that the software implementation will not cause business disruptions to the Company.

   International Operations. During the first nine months of 1998 and 1997, international sales accounted for a substantial majority of the Company's net revenues. Substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, Singapore, Japan and Korea. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

   Uncertainty Regarding Patents and Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of September 30, 1998, the Company had 9 patents granted in the United States, which expire over time, commencing in 1999 and ending in 2015, and 12 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the Untied States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copy rights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

   The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of September 30, 1998, there was no pending intellectual property litigation against the Company. However, the Company or its foundries may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

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

   Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors. As of September 30, 1998, Mr. Chan, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children and certain charities beneficially owned in the aggregate, 37% of the Company's Common Stock. Additionally, Fred S.L. Chan and Annie M.H. Chan announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. As of September 30, 1998, such purchases had totaled $1.4 million representing 241,000 shares at prices ranging from $5.15 to $6.56.

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

   Control by Existing Shareholders. As of September 30, 1998, Fred S.L. Chan, the Company's Chief Executive Officer and Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children and certain charities beneficially owned, in the aggregate, 37% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Additionally, Fred S.L. Chan and Annie M.H. Chan announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. As of September 30, 1998, such purchases had totaled $1.4 million representing 241,000 shares at prices ranging from $5.15 to $6.56.

   Possible Volatility of Stock Price. The price of the Company's Common Stock has in the past and may continue in the future to fluctuate widely. Future announcements concerning the Company, its competitors or its principal customers, including quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations or litigation may cause the market price of the Company's Common Stock to continue to fluctuate substantially. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may materially adversely affect the market price of the Common Stock.

   Year 2000 Compliance. The dates on which the Company believes the Year 2000 Program (the "Y2K Program") will be completed are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

PART II

Item 1.  Legal Proceedings

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

   On September 25, 1998, the lawsuit between the Company and Creative had been settled to the parties' mutual satisfaction and ESS is now under a license from Creative regarding sales of its Maestro products. Further terms of the settlement are confidential.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of ESS Technology, Inc. was held on May 22, 1998 in Santa Clara, California. Of the total of 40,891,153 shares outstanding as of the record date, 38,160,314 were present or represented by proxies at the meeting. The table below presents the results of the election of the Company's board of directors:

                                            Votes          Votes
                                             For          Withheld
                                            -----         --------
Fred S.L. Chan                           37,708,478        451,836
Annie M.H. Chan                          37,673,837        486,477
Dominic Ng                               37,751,098        409,216
Peter T. Mok                             37,750,847        409,467
Ilbok Lee                                37,750,547        409,767

     The shareholders approved and ratified amendments to the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares to an aggregate total of 425,000 shares. The proposal received 21,438,717 affirmative votes, 2,988,179 negative votes, 123,898 abstentions and 16,340,359 broker nonvotes.

     The shareholders approved and ratified amendments to the Company's 1997 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance hereunder by 2,000,000 shares to an aggregate of 5,000,000 shares. The proposal received 19,355,899 affirmative votes, 5,054,394 negative votes, 14,050 abstentions and 16,340,359 broker nonvotes.

     The shareholders ratified the selection of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 1998. The proposal received 37,885,110affirmative votes, 164,459 negative votes, 110,745 abstentions and 2,730,839 broker nonvotes.


ITEM 5. OTHER INFORMATION

     The Securities and Exchange Commission has recently amended Rule 14a-4(c)(1) promulgated under the Securities and Exchange Act of 1934. As amended, Rule 14a-4(c)(1) provides that if a proponent fails to notify the Company of a proposal at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then management would be allowed to use its discretionary voting authority without any discussion of the matter in the proxy statement when the proposal is raised at the Annual Meeting. The proxy statement for the Company's 1998 Annual Meeting of Shareholders was mailed to shareholders on April 28, 1998. Accordingly, if a proponent does not notify the Company on or before March 14, 1999 of a proposal for the 1999 Annual Meeting of Shareholders, management may use its discretionary voting authority to vote on such proposal, even if the matter is not discussed in the proxy statement for the 1999 Annual Meeting of Shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

        10.32 -- Form of Resignation Agreement and Exhibits thereto between the Registrant and John H. Barnet

        10.33 -- Secured Revolving Promissory Note and Loan Agreements dated September 23, 1998 between Registrant and Tokai Bank of California.

        27.01 -- Financial Data schedule

   (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended September 30, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESS TECHNOLOGY, INC.
                                          (Registrant)

Date: November 16, 1998                    By: /s/  FRED S.L. CHAN
                                             ---------------------------------
                                             Fred S.L. Chan
                                             President, Chief Executive Officer
                                             and Chairman of the Board


Date: November 16, 1998                    By: /s/  DALE R. LINDLY
                                             ---------------------------------
                                             Dale R. Lindly
                                             Vice President of Finance, Chief
                                             Financial Officer and Secretary

Date: November 16, 1998                    By: /s/  HOWARD N. HIDESHIMA
                                             ---------------------------------
                                             Howard N. Hideshima
                                             Controller and Chief
                                             Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
------                           -----------

10.32                       Form of Resignation Agreement

10.33                       Secured Revolving Promissory Note and Loan Agreements

27.01                       Financial Data Schedule
