Form 10-K
period 1998-12-31
ESS TECHNOLOGY INC
filed 1999-03-31
CIK 907410

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on January 31, 1999 ($6.875) as reported on the Nasdaq National Market, was approximately $160,508,000. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of January 31, 1999, registrant had outstanding 40,863,083 shares of Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ESS TECHNOLOGY, INC.
                                 1998 FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    2
Item 2.    Properties..................................................   11
Item 3.    Legal Proceedings...........................................   11
Item 4.    Submission of Matters to a Vote of Security Holders.........   11

                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Shareholder Matters.........................................   12
Item 6.    Selected Financial Data.....................................   13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   14
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   24
Item 8.    Financial Statements and Supplementary Data.................   24
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   43

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   44
Item 11.   Executive Compensation......................................   45
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   45
Item 13.   Certain Relationships and Related Transactions..............   45

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   46

Signatures.............................................................   48

     Statements contained in this filing that are not statements of historical fact may be deemed to be forward-looking statements. A number of important factors could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including dependence on continued growth in demand for Internet, PC audio, video and other multimedia capabilities for notebook and desktop computers, as well as consumer electronic and Internet products; the Company's ability to take advantage of new markets; increased competition and pricing pressures, general economic conditions and conditions specific to the semiconductor industry; the timing and market acceptance of new product introductions; the timely development of new products; continued availability of quality foundry capacity; and other risks set forth in this filing and in the Company's filings from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

     ESS Technology, Inc. and its subsidiaries ("ESS" or the "Company") designs, markets and supports highly integrated mixed signal semiconductor, hardware, software and system solutions for multimedia applications in the Internet, personal computer ("PC") and consumer marketplaces. The Company offers comprehensive solutions for audio, video and modem applications. ESS has established itself as a leading supplier in both mixed-signal PC audio solutions that integrate all essential audio components on a single chip and Video CD solutions ("VCD"). During 1998, ESS continued to strengthen its core family of ISA and PCI audio solutions as well as its video and modem solutions. The Company was incorporated in California in 1984.

  AudioDrive Products

     ESS' single chip AudioDrive products enable PC manufacturers to provide audio capabilities on add-in sound cards and directly on the motherboards of desktop and notebook computers. The Company has established itself as a leader in integrated audio solutions and counts many of the leading manufacturers of personal computers and sound cards among its customers.

     During 1998, the manufacturers in the PC market began to shift from ISA solutions to PCI solutions due to the higher performance which the PCI solutions provide to meet the demands for advanced PC audio applications.

     The Company's AudioDrive products are based on ESS' audio technologies, design methodologies, and software and firmware expertise. ESS has developed a proven set of ISA and PCI product solutions for the PC market.

     The AudioDrive ISA and PCI product families integrate ESFM(TM), a proprietary FM sound synthesis technology, that produces superior sound quality by enhancing traditional FM synthesis techniques, with hardware, software and music database technology. ESS also utilizes its proprietary advanced analog and mixed signal design methodologies, together with its library of audio semiconductor designs, to produce highly integrated mixed signal audio chips. ESS software technology is bundled as part of its comprehensive solution and consists of its AudioDrive device drivers for Microsoft(R) Windows(R)3.1, Windows NT(R), Windows 95(R), Windows 98(R), IBM OS/2(R)Warp(R), DirectX(TM)PC games, and audio applications, including ESS AudioRack(TM) controller, an integrated graphical controller for the entire PC audio system.

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

  PCI AudioDrive Products

     ES1918: Maestro PCI audio CODEC. The ES1918 is a single mixed signal AC '97 CODEC and mixer for a digital audio controller. The ES1918 meets PC '98 and Audio CODEC '97 Rev. 1.03 specifications.

     ES1920: Maestro PCI audio CODEC. The ES1920 is a single mixed signal AC '97 CODEC and mixer for a digital audio controller. The ES1920 meets AC '98 and Audio CODEC '97 Rev. 2.0 specifications.

     ES1938: Solo-1: a PCI single mixed signal audio chip. The ES1938 provides a single chip PCI audio solution providing high-quality audio processing while maintaining full legacy DOS game compatibility. The ES1938 has 16-bit stereo with 7 channel record and playback mixers and an integrated 3-D sound effects processor. It supports ACPI, PPMI and PCI Mobile Design Guide specifications.

     ES1946: Solo-1E: a PCI single mixed signal audio chip with I(2)S interface. The ES1946 combines the features of the ES1938 with I(2)S interface for ZOOMED Video Port audio and 3.3 Volt digital supply operation.

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

     ES1968: Maestro-2: a PCI digital audio accelerator. The Maestro-2 provides enhanced audio, utilizing the additional bandwidth provided by the PCI bus and taking advantage of the Intel AC-97 architecture. The Maestro-2 implements positional 3D using CRL's Digital Ear(TM) and Sensaura(TM) 3D audio technology to dramatically improve the multimedia gaming experience. The Maestro-2 implements 64 channel hardware wavetable using system memory to reduce size, cost and host utilization while increasing sound quality for MIDI. The Maestro-2 utilizes ACPI and small form factor to enable low power designs for notebooks and motherboards. The Maestro-2 also uses ESS proprietary technology, TDMA to provide legacy compatibility for DOS games, a requirement for multimedia PCs.

     ES1968M: Maestro-2M: a PCI audio/modem combo solution. The Maestro-2M provides the features of the Maestro-2 with a parallel modem interface to a modem DSP processor.

     ES1978: Maestro-2E: A PCI digital audio accelerator. The Maestro-2E provides the features of the Maestro-2 with an EEPROM interface for system configuration and S/PDIF output for interface to consumer stereo equipment.

     ES1978M: Maestro-2EM: a PCI audio/modem combo solution. The Maestro-2EM provides the features of the Maestro-2E in a 144 pin TQFP package with a parallel modem interface to a modem DSP processor.

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

     ES56V: a V.90 chipset data/fax/voice controller-less modem solution. The ES56V is a superset of the ES336V and is compliant with the V.90 worldwide modem standard via proprietary software.

     ES56CVH: a ES56V modem solution with 16 or 32 bit full duplex stereo. The ES56CVH combines the ES56V modem solution with a single mixed signal 16 or 32 bit stereo audio chip with integrated ESFM synthesizer, plug-and-play full-duplex operation and game support.

  VideoDrive Products

     ESS VideoDrive products provide consumer original equipment manufacturers ("OEMs") of VCD, SuperVCD ("SVCD") and DVD players with total programmable system solutions. The VideoDrive products provide OEMs of VCD players with a programmable single-chip processor which includes MPEG-1 video, audio and system decoder. It delivers full-screen, full-motion video at 30 frames per second with selectable CD-quality audio and can be combined with memory and video/audio DACs. The products also provide OEMs of SVCD and DVD players with a programmable single chip processor which includes MPEG-2 audio/video/system and transport layer decoder and video post-processing. In addition, the MPEG-2 decoder also integrates Dolby AC-3 and Navigation Software for DVD players. These chips are designed for a variety of applications in consumer electronics such as Internet set-top boxes, SVCD and DVD players.

  VCD Player Products

     ES3207: Analog companion chip. The ES3207 provides echo, surround sound, 3D audio, TV encoder with clock generation and audio DAC functions.

     ES3209: Analog companion chip to VCD processor chip. The ES3209 incorporates the ES3207 features of echo, surround sound, 3D audio, TV encoder with clock generation, audio DAC functions with HTML, hyperlink and a graphic user interface.

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

     ES3880: Single chip programmable VCD processor. The ES3880 incorporates the ES3210 features and functions with improved video quality.

     ES3883: Analog companion chip. The ES3883 replaces the ES3707 and ES3209 with the same features and functions.

     ES4108: Single chip programmable SVCD processor which include MPEG-2 video and MPEG-1 audio. The ES4108 incorporates on-screen display, Karaoke functions, programmable playback control, trick play mode features, integrated remote control interface logic and a direct CD loader interface for small form factor and cost effective design.

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

     ES4308: Single chip programmable DVD processor with integrated system navagation software and direct DVD loader interface. ES4308 supports two channels stereo down mix and incorporates the ES3308 features with the integrated system navagation software and a direct DVD loader interface for a smaller form factor and cost effective design. Currently sampling

     ES4408: Single chip programmable DVD processor with 5.1 channel Dolby AC-3. The ES4408 incorporates the features of the ES3308 with support of 5.1 channel Dolby AC-3. Currently sampling

  Internet Set-Top Box Products

     ES4228: Single chip programmable SVCD and Internet set-top box processor. ES4228 incorporates the ES4108 features with a graphic function and flicker filter algorithm to enhance viewing quality on the television.

     ES4227: Analog companion chip. The ES4227 incorporates the ES3209 features of echo, surround sound, 3D audio, TV encoder with clock generation, audio DAC functions with HTML, hyperlink and a graphic user interface with a programmable I/O interface to communicate with ES56V modem chip set.

  Software and Support

     ESS provides comprehensive support for its products including software that can be bundled with its products. This software includes device drivers for Microsoft(R) Windows(R) 3.1, Windows NT(R), Windows 95(R) and Windows 98(R), IBM OS/2(R) Warp(R), Intel NSP and PC games, for PC products and systems support for the Company's VCD and DVD products. Other support software that is available to customers includes localization software and installation software that allows customers to tailor their products for specific applications and needs.

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

CUSTOMERS

     ESS sells its products principally to OEMs of PCs, PC-related add-in boards and consumer electronics systems. The Company sells its product through a direct sales force, distributors and manufacturer representatives. The following table shows representative customers worldwide:

HONG KONG     UNITED STATES      TAIWAN    JAPAN(1)   REST OF THE WORLD
---------     -------------      ------    --------   -----------------
Dynax(2)    Compaq              Acer      Fujitsu     Hyundai
Weikeng(2)  Dell                BTC       Hitachi     Multiwave
Shinco      Hewlett Packard     FIC       Matsushita  Philips
            IBM                 GVC       NEC         Pineview
            Micron              Inventec  Sanyo       Samsung
                                Labway    Sony        Trigem
                                Mitac                 Wearnes
                                Quanta

---------------
(1) Sales in Japan are made through a distributor.

(2) Distributors of the Company.

     A limited number of customers have historically accounted for a substantial portion of the Company's net revenues. In 1996, 1997 and 1998, sales to the Company's top five customers, including sales to its international distributors, accounted for approximately 40%, 49% and 54%, respectively, of the Company's net revenues. In 1996, Compaq and Universe Electron Corporation each accounted for approximately 12% and 13%, respectively, of the Company's net revenues. In 1997, Eastbase and Dynax, a Hong Kong distributor, each accounted for approximately 13% of the Company's net revenues. In 1998, Dynax and Shinco accounted for approximately 16% and 15%, respectively, of the Company's net revenues. The Company expects that a limited number of customers may continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this will continue in the future.

SALES AND MARKETING

     The Company sells and markets to leading PC and consumer OEM's worldwide. The Company markets its products through its direct sales force, distributors and manufacturer representatives.

     In 1996, 1997 and 1998, international sales comprised approximately 92%, 89% and 92% of the Company's net revenues, respectively. The Company's international revenues in 1996, 1997 and 1998 have been derived primarily from Asian customers who manufacture PCs, PC-related add-in boards and consumer OEM's of VCD players. A large percentage of the worldwide supply of these products is manufactured by suppliers in Asia. ESS has direct sales personnel and technical staff located in Taiwan. A significant portion of the Company's Asian sales have been to customers located in Taiwan. See "Factors That May Affect Future
Results -- International Operations." The Company's products are also sold internationally through distributors and manufacturer representatives located in Hong Kong, Taiwan, Japan, India, Singapore, Korea and Germany. The Company's manufacturer representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. In addition, certain of the Company's manufacturer representatives, distributors and customers typically are authorized certain rights of return for unsold product or pricing allowances to compensate for rapid, unexpected prices changes. See "Factors That May Affect Future
Results -- Customer Concentration."

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

RESEARCH AND DEVELOPMENT

     In order to compete successfully, the Company believes that it must continually design, develop and introduce new products that take advantage of market opportunities and address emerging technical standards. The Company's strategy is to leverage its base of design expertise, analog, digital and mixed signal design capabilities and process technologies, and software and systems expertise to develop audio, modem and video solutions for the Internet, PC and consumer marketplace. ESS has in the past acquired and in the future will consider acquiring technology and product lines to enhance its own product offerings and to accelerate its time-to-market. The Company intends to continue to provide comprehensive solutions for its customers by developing state of the art semiconductor chips, device drivers, firmware and application software in its chosen markets.

     ESS utilizes a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high level design description language. The Company invests regularly in new advanced equipment and software tools and intends to maintain and enhance its library of core cells.

     At December 31, 1998, ESS had a staff of 185 research and development personnel, 67 of which were involved in semiconductor design and process development and 118 of which were involved in software development. In addition, ESS has engaged outside developers to develop certain technologies to the Company's specifications and intends to continue to utilize outside developers in the future. During 1996, 1997 and 1998 the Company spent approximately $20.3 million, $29.5 million and $30.5 million, respectively, on research and development activities, excluding a one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process from the acquisitions of VideoCore Technology, Inc. ("VideoCore") and OSEE Technology, Inc. ("OSEE") in the first quarter of 1996 and a one-time pre and post-tax charge of $22.2 million related to acquired research and development in-process from the acquisition of Platform Technologies, Inc. ("Platform") in the second quarter of 1997.

     In June 1997, the Company completed its acquisition of Platform pursuant to which the Company acquired all the outstanding capital stock of Platform in exchange for approximately 2.54 million shares of the Company's Common Stock including approximately 954,000 options with a value of $32.7 million. Platform is a wholly-owned subsidiary of the Company. The acquisition of Platform provided the Company with certain PCI audio expertise and designs in process, along with significant engineering talent. In January 1996, the Company completed its acquisition of VideoCore pursuant to which the Company acquired all of the outstanding capital stock of VideoCore in exchange for approximately 525,000 shares of the Company's Common Stock and $5.7 million in cash. VideoCore, a wholly owned subsidiary of the Company, is developing integrated circuits which incorporates advanced compression technology for digital video products. In March 1996, the Company completed its acquisition of OSEE pursuant to which the Company acquired all of the outstanding capital stock of OSEE in exchange for approximately 217,000 shares of the Company's Common Stock and $3.6 million in cash. Also outstanding stock options of OSEE were exchanged for 85,000 stock options of the Company. OSEE, a wholly owned subsidiary of the Company, is developing algorithm technology which enables the Company to offer modem applications to its customers. The Company may continue to utilize cash and equity to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

MANUFACTURING

     The Company contracts with independent foundries and assembly and test service providers to manufacture all of its products. This manufacturing strategy enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. Semiconductor manufacturing consists of foundry activity where wafer fabrication takes place, and assembly and test activities. Wafer fabrication is performed by two independent foundries, which utilize advanced manufacturing technologies. A substantial majority of the Company's products are manufactured by Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), which has manufactured certain of the Company's products since 1989. The Company also has a foundry arrangement with United Microelectronics Corporation ("UMC") in Taiwan. Most of the Company's devices are currently fabricated using a mixed signal CMOS 0.35 micron process technology.

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

     Under the Company's agreement with UMC, the Company entered into a joint venture arrangement with UMC and other U.S. semiconductor companies to build a separate semiconductor manufacturing facility to be located in Taiwan at an estimated cost of $1 billion. The Company has invested approximately $24.6 million in this joint venture. Under the terms of the agreement, the Company received approximately a 5% equity ownership in the joint venture company and capacity rights. The facility was scheduled to open during 1998, but fires during construction impeded progress. UMC has stated that it expects insurance will cover its recent fire losses at the joint venture foundry. On October 17, 1998, the Company entered into an agreement with UMC to sell UMC approximately
63.8 million shares of the joint venture for a purchase price of $22.4 million dollars. Following the sale, the Company continues to hold 6 million shares of stock.

     All of the Company's semiconductor products are assembled and tested by third-party vendors, primarily OSE and Advanced Semiconductor Engineering in Taiwan, ASAT in Hong Kong, and Astra Microtronics in Indonesia. The Company has internally designed and developed its own test software and certain test equipment, which are provided to the Company's test vendors. Shortages of raw materials or disruptions in the provision of services by the Company's assembly vendors could lead to supply constraints or delays in the delivery of the Company's products. Such constraints or delays might result in the loss of customers, limitations or reductions in the Company's revenues or other material adverse effects on the Company's business, financial condition and results of operations. The Company's reliance on third-party assembly and testing vendors involves a number of other risks, including reduced control over delivery schedules, quality assurance and costs. The inability of such third parties to deliver products of acceptable quality and in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Dependence on TSMC and Other Third Parties" and " -- International Operations."

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

     The Company's existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company's competitors also include a number of smaller and emerging companies. The Company's principal audio competitors include Cirrus Logic, Creative Technology and Yamaha. The Company's principal video competitors include C-Cube, Windbond, LSI Logic and SGS Thompson. The Company's principal modem competitors include Cirrus Logic, Lucent, PC-TEL, Rockwell, 3Com and Texas Instruments. Certain of the Company's current and potential competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new multimedia standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of December 31, 1998, the Company had 9 patents granted in the United States, which expire over time, commencing in 1999 and ending in 2015, and 12 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the

Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Except for the Lemelson Foundation complaint (See "Item 3. Legal Proceedings"), there was no pending intellectual property litigation against the Company. However, the Company or its foundries may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

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

EMPLOYEES

     As of December 31, 1998, the Company had 426 full-time employees, including 185 in research and development, 118 in marketing, sales and support and 123 in operations, finance and administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled semiconductor design personnel and software engineers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. See "Factors That May Affect Future
Results -- Dependence on Key Personnel."

ITEM 2. PROPERTIES

     Prior to October 1996, the Company leased two facilities in Fremont, California. The leases for such facilities expired on June 30 and October 31, 1996. The facilities consisted of two buildings comprising approximately 62,000 square feet, which were used as the Company's headquarters. In October 1995, the Company purchased approximately 16 acres of land near its previous Fremont headquarters and constructed a new headquarters facility of 93,000 square feet. The Company relocated its operations from the leased facility to the new facility in September 1996. The Company completed construction of an additional building of 77,000 square feet to support headcount growth in August of 1998. The Company also completed construction of a dormitory of 11,000 square feet to house visitors and guest workers in August 1998.

ITEM 3. LEGAL PROCEEDINGS

     On March 11, 1998, Creative Technology Ltd. and its subsidiary E-mu Systems, Inc. (together, "Creative") filed a lawsuit against the Company and one of its customers, Diamond Multimedia Systems, Inc. ("Diamond"), alleging infringement of U.S. Patent No. 5,698,803 (the "803 patent"), by the Company's Maestro products, one of which is included in products sold by Diamond. The complaint requests preliminary and permanent injunctions, and unspecified damages. Creative also claims willful infringement and requests treble damages and attorney's fees. The lawsuit, entitled Creative Technology Ltd. et al v. ESS Technology, Inc. et al, was filed in the U.S. District Court for the Central District of California.

     On September 25, 1998, the lawsuit between Company and Creative was settled to the parties' mutual satisfaction, and ESS is now under a license from Creative regarding sales of its Maestro products. Further terms of the settlement are confidential.

     On February 26, 1999, the Company was named in a complaint, along with 87 other defendants, brought by the Lemelson Medical, Education & Research Foundation (the "Lemelson Foundation") in the United States District Court for the District of Arizona, no. Civ99-0377PHXRGS. The complaint alleges infringement of unspecified claims in some or all of sixteen U.S. patents, and seeks both injunctive relief and unspecified damages, with a request for damage enhancement and attorneys' fees pursuant to 35 U.S.C. section 285. The Company has not yet been formally served with the complaint, and has been approached by representatives of the Lemelson Foundation suggesting that it agree to a license. The Company is studying this proposal, and is also investigating possible indemnification by its vendors and/or joint defense arrangements with other defendants. Although the ultimate outcome of this matter is not currently determinable, the Company believes, based in part on the licensing terms offered by Lemelson Foundation that the resolution of the matter will not have a material adverse effect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "ESST" since October 6, 1995. The following table sets forth the high and low last reported sales prices for the Common Stock as reported by the Nasdaq National Market during the period indicated.

                                                                     HIGH           LOW
                                                                  ----------      --------
FISCAL 1997:
First Quarter ending March 31, 1997.........................      34 1/4          21 3/8
Second Quarter ending June 30, 1997.........................      29 1/2          11 7/8
Third Quarter ending September 30, 1997.....................      18 1/4          13 1/4
Fourth Quarter ending December 31, 1997.....................      14 3/8          7 9/16
FISCAL 1998:
First Quarter ending March 31, 1998.........................      8 7/16          6 1/4
Second Quarter ending June 30, 1998.........................      7 3/8           3 7/8
Third Quarter ending September 30, 1998.....................      4 15/32         2 1/32
Fourth Quarter ending December 31, 1998.....................      6 7/8           2 5/32

     As of January 31, 1999, there were approximately 313 record holders of the Company's Common Stock. Since shareholders are listed under their brokerage firm's names, the actual number of shareholders is higher.

     In connection with the Company's acquisition of VideoCore Technology, Inc. in January 1996, the shareholders of VideoCore received an aggregate of approximately 525,000 shares of the Company's Common Stock and $5.7 million in cash.

     In connection with the Company's acquisition of OSEE Technology, Inc. in March 1996, the shareholders of OSEE received an aggregate of approximately 217,000 shares of the Company's Common Stock and $3.6 million in cash. Also outstanding stock options at OSEE were exchanged for 85,000 stock options of the Company.

     In connection with the Company's acquisition of Platform Technologies, Inc. in June, 1997, the shareholders of Platform Technologies received an aggregate of approximately 2.54 million shares of the Company's Common Stock, including approximately 954,000 options with a value of $32.7 million.

     The issuance of securities in this Item 5 was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The recipients of the securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transaction. The recipients were given adequate access to information about the Company.

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

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                        1994        1995        1996        1997        1998
                                       -------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues.........................  $33,435    $105,744    $226,455    $249,517    $218,252
Cost of revenues.....................   12,047      39,584     106,818     171,859     182,417
                                       -------    --------    --------    --------    --------
  Gross profit.......................   21,388      66,160     119,637      77,658      35,835
Operating expenses:
  Research and development...........    3,711       8,665      20,270      29,471      30,529
  Research and development
     in-process......................       --          --      30,355      22,200          --
  Selling, general and
     administrative..................    3,233       9,758      16,814      25,198      36,289
                                       -------    --------    --------    --------    --------
Operating income (loss)..............   14,444      47,737      52,198         789     (30,983)
Nonoperating income, net.............      283       2,694       3,241       2,183       1,478
                                       -------    --------    --------    --------    --------
Income before income taxes...........   14,727      50,431      55,439       2,972     (29,505)
Provision for (benefit from) income
  taxes..............................    6,346      20,545      33,813      13,838      (1,489)
                                       -------    --------    --------    --------    --------
Net income (loss)....................  $ 8,381    $ 29,886    $ 21,626    $(10,866)   $(28,016)
                                       -------    --------    --------    --------    --------
Net income (loss) per
  share -- basic.....................  $  0.25    $   0.96    $   0.57    $  (0.27)   $  (0.68)
                                       =======    ========    ========    ========    ========
Net income (loss) per
  share -- diluted(1)................  $  0.22    $   0.79    $   0.52    $  (0.27)   $  (0.68)
                                       =======    ========    ========    ========    ========
Shares used in calculating net income
  (loss) per share -- basic..........   33,510      31,265      37,702      39,593      40,955
                                       =======    ========    ========    ========    ========
Shares used in calculating net income
  (loss) per share -- diluted(1).....   37,413      37,775      41,588      39,593      40,955
                                       =======    ========    ========    ========    ========

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                        1994        1995        1996        1997        1998
                                       -------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments........................  $10,860    $ 78,124    $ 69,204    $ 42,284    $ 82,471
Working capital......................   11,135      70,602      65,207      74,238      81,124
Total assets.........................   24,014     162,703     211,985     231,654     214,645
Long-term debt, less current
  portion............................       --      15,960          --          --          --
Total shareholders' equity...........   14,458     105,208     143,176     171,107     142,072

---------------
(1) See Note 6 of Notes to Consolidated Financial Statements for an explanation of shares used in calculating net income (loss) per share -- diluted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements contained in Item 8 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below under "Factors That May Affect Future Results."

OVERVIEW

     ESS designs, develops and markets highly integrated mixed signal semiconductor products for sale to the Internet, PC and consumer marketplace. In 1998, ESS had revenues totaling $218.3 million, a 13% decrease from the 1997 total of $249.5 million and 4% decrease from 1996 revenues of $226.5 million. Net income decreased by 347% from $11.3 million in 1997, excluding a one-time pre and post-tax charge of $22.2 million related to acquired research and development in-process for the acquisition of Platform, to a net loss of $28.0 million in 1998. 1997 net income, excluding the one time pre and post- tax charge for acquired research and development in-process, decreased by 78% from 1996 net income of $52.0 million, excluding a one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process for the VideoCore and OSEE acquisitions. The gross margin for 1998 was 16%, reflecting price competition offset in part by manufacturing cost reductions, compared to gross margin in 1997 of 31%. 1997 margin declined from 53% in 1996 primarily due to price competition in the audio segment offset in part by manufacturing cost reductions.

     The Company is a leader in semiconductor audio products for the PC marketplace and semiconductor video products for the VCD player market. In 1996, the Company entered the VCD player market after its January 1996 acquisition of VideoCore pursuant to which the Company acquired all of the outstanding capital stock of VideoCore in exchange for approximately 525,000 shares of the Company's Common Stock and $5.7 million in cash. VideoCore develops integrated circuits which incorporate advanced compression technology in digital video products under the trade-name VideoDrive. In March 1996, the Company completed its acquisition of OSEE pursuant to which the Company acquired all of the outstanding capital stock of OSEE in exchange for approximately 217,000 shares of the Company's Common Stock and $3.6 million in cash. Also outstanding stock options of OSEE were exchanged for 85,000 stock options of the Company. OSEE develops advanced modem algorithm technology that enables the Company to provide modem products under the trade name TeleDrive. Both acquisitions were accounted for as purchases and the portion of the purchase prices attributable to research and development in-process was expensed in the first quarter of 1996. In 1996, 1997 and 1998, the Company's AudioDrive products served the market for the ISA standard. In June 1997, the Company completed its acquisition of Platform pursuant to which the Company acquired all the outstanding capital stock of Platform in exchange for approximately 2.54 million shares of the Company's Common Stock including approximately 954,000 options. The acquisition was accounted for as a purchase and the portion of the purchase price attributable to research and development in-process was expensed in the second quarter of 1997. The acquisition of Platform allowed the Company to develop and subsequently introduce products for the PCI standard.

     ESS' AudioDrive products enable PC manufacturers to provide audio capabilities on add-in sound cards and directly on the motherboards of desktop and notebook computers. The Company has established itself as a leader in integrated audio solutions and counts many of the leading manufacturers of personal computers and sound cards among its customers.

     In 1996, the Company introduced its VideoDrive product, a single-chip MPEG-1 decoder that provides full-screen, full-motion video and selectable CD-quality audio for VCD players. Shipments of these chips to the VCD player market began in the second quarter of 1996. In 1997, the Company introduced its first MPEG-2 video chip solution, a fully programmable, single-chip processor that incorporates the additional features needed for consumer electronics applications such as DVD players, set-top boxes, multimedia personal computers and home entertainment units.

     The TeleDrive products for the Internet and other modem markets were developed following the Company's first quarter of 1996 acquisition of OSEE. In 1997, the Company began shipment of V.34bis modem solutions and introduced the
V.90 56K modem solutions. The Company is currently shipping both V.34bis and
V.90 56K modem solutions.

     Prior to October 1996, the Company leased two facilities in Fremont, California. The leases for such facilities expired on June 30 and October 31, 1996. The facilities consisted of two buildings comprising approximately 62,000 square feet, which were used as the Company's headquarters. At the end of 1995, ESS purchased 16 acres of land in Fremont, California, near its previous facilities. By the end of 1996, the Company completed and occupied a two-story, 93,000-square-foot headquarters. In 1998, the Company completed construction of a 77,000 square foot building to support headcount growth. An 11,000 square foot dormitory was also completed during 1998.

     During the fourth quarter of 1997, the Company established a wholly-owned foreign subsidiary in the Cayman Islands, British West Indies and transferred a substantial portion of its business operations to it.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of net revenues for the periods indicated.

                                                   YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                  1996       1997       1998
                                                  -----      -----      -----
Net revenues....................................  100.0%     100.0%     100.0%
Cost of revenues................................   47.2       68.9       83.6
                                                  -----      -----      -----
  Gross margin..................................   52.8       31.1       16.4
Operating expenses:
  Research and development......................    9.0       11.8       14.0
  Research and development in-process...........   13.4        8.9         --
  Selling, general and administrative...........    7.4       10.1       16.6
                                                  -----      -----      -----
Operating income (loss).........................   23.0        0.3      (14.2)
Nonoperating income, net........................    1.5        0.9        0.7
                                                  -----      -----      -----
Income (loss) before income taxes...............   24.5        1.2      (13.5)
Provision for (benefit from) income taxes.......   14.9        5.5       (0.7)
                                                  -----      -----      -----
Net income (loss)...............................    9.6%*     (4.3)%**  (12.8)%
                                                  =====      =====      =====

---------------
 * Includes a one-time pre and post-tax charge of 13.4% related to acquired research and development in-process.

** Includes a one-time pre and post-tax charge of 8.9% related to acquired research and development in-process.

     Net Revenues. Net revenues were $226.5 million, $249.5 million and $218.3 million in 1996, 1997 and 1998, respectively. Net revenues decreased 13% between 1997 and 1998 primarily due to a decrease in ASP in both the audio and video markets. Net revenues rose by 10% between 1996 and 1997 primarily from increased sales of the Company's video products. The Company's PC audio products accounted for substantially all of the Company's net revenues for 1996 and a majority in 1997 and 1998. International revenues accounted for approximately 92%, 89% and 92% of net revenues for 1996, 1997 and 1998, respectively. The Company's net revenues are denominated in U.S. dollars. The Company expects that its percentage of international sales will remain high in the future.

     Gross Margin. Gross profit was $119.6 million, $77.7 million and $35.8 million in 1996, 1997 and 1998, respectively, representing corresponding gross margins of 52.8%, 31.1% and 16.4% of net revenues for such years. The decrease in gross margins from 1997 to 1998 was a result of lower ASPs on the Company's products throughout the year. The decrease in gross margins from 1996 to 1997 was a result of lower ASPs on the

Company's products throughout the year and an inventory charge to cost of goods sold during the fourth quarter of $18.3 million for excess inventory positions. During the third quarter of 1997, indication of strong demand led to a high order rate. After non-cancelable production orders were placed, yields improved dramatically and the marketplace demand was lower than expected. The Company was under contractual agreement to pay a pre-established per-die price, and was unable to realize the benefit of the enhanced yields and was committed to purchase the increased volume. These factors led to the inventory charge and the decrease in gross profit. The Company's overall gross profit and margin are subject to change due to various factors, including among others, competitive product pricing, unit volumes shipped, new product introductions, yields, wafer costs, assembly costs and product mix. The Company has encountered increased competition from other suppliers who are offering competitive products and new features. In addition, the Company expects the overall ASPs for its existing products to decline significantly over the life of the products. The Company believes that in order to maintain or increase gross profit, it must achieve higher unit volume shipments, reduce costs, add new features and introduce new products. However, no assurance can be given that the Company will be able to ship higher volumes, reduce costs, add new features or introduce new products that gain market acceptance.

     Research and Development Expenses. On-going research and development expenses were $20.3 million, $29.5 million and $30.5 million, or 9.0%, 11.8% and 14.0% of net revenues, in 1996, 1997 and 1998, respectively. Research and development in-process represents one-time pre and post-tax charges of $30.4 million from the acquisition of VideoCore and OSEE in the first quarter of 1996 and of $22.2 million from the acquisition of Platform in the second quarter of 1997. The growth in on-going research and development expenses between 1996 and 1997 was primarily due to the increase in the Company's engineering staff, engineering test runs, masks, internal and external consulting expenses and licensing fees associated with the research and development efforts to support the introduction of new products. The growth in on-going research and development expenses between 1997 and 1998 was primarily due to the increase in amortization of technical infrastructure and covenants not to compete related to the Company's acquisitions and a one-time charges for impaired assets related to previous acquisitions offset by lower engineering test run and mask charges. The Company expects that research and development expenses will remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated research and development expenses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.8 million, $25.2 million and $36.3 million, or 7.4%, 10.1% and 16.6% of net revenues, in 1996, 1997 and 1998, respectively. The increase in selling, general and administrative expenses from 1996 to 1997 was primarily attributable to increased spending for additional sales and administrative employees. The increase in expense was also due to commissions on higher sales levels and, to a lesser extent, promotional expenses and costs associated with the expansion of the Company's sales activities. The increase in selling, general and administrative expense from 1997 to 1998 was primarily due to the increase in reserves for accounts receivable, the amortization of covenants not to compete related to the Company's acquisitions, one-time charge for impaired assets related to a previous acquisition and the expenses associated with the Company's conversion to a new management information system. The Company expects to incur higher selling, general and administrative expenses in the future due to the need to increase selling activities, although these expenses are expected to remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated selling, general and administrative expenses.

     Non-Operating Income. Non-operating income was $3.2 million, $2.2 million and $1.5 million in 1996, 1997 and 1998, respectively. In 1996, 1997 and 1998 non-operating income consisted primarily of interest income and gains on sale of short-term investments.

     Provision for Income Taxes. The Company's effective tax rate was 61%, 466% and (5%) for 1996, 1997 and 1998, respectively. The tax rate for 1996 of 61% reflects a non-deductible expense for the one-time pre and post-tax charge of $30.4 million related to acquired research and development in-process from the acquisition of VideoCore and OSEE in the first quarter 1996. The pro forma tax rate excluding this charge of $30.4 million was 39%. The Company's pro forma tax rate for 1996 was slightly lower than the combined federal and state statutory rate of 41% as a result of tax exempt interest income and research and development credits. The reported tax rate for 1997 of 466% of pre-tax income significantly exceeds the combined federal and state statutory tax rate of 41% due to two charges that are not deductible in the federal and state tax returns. The first charge is the one-time pre- and post-tax charge of $22.2 million for the acquisition of Platform in the second quarter of 1997. The second is the charge to increase inventory reserves in the fourth quarter of 1997. Because the majority of the inventories were held by a foreign subsidiary, a majority of the charge was not deductible on the U.S. federal and state income tax returns. The reported tax benefit for 1998 of 5% of pre-tax losses is below the combined federal and state statutory rate of 41%. It is because a majority of the losses were by a foreign subsidiary and are not deductible on the U.S. federal and state income tax returns. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated by operations, the sale of equity securities, bank lines of credit and short-term and long-term debt. At December 31, 1998, ESS had cash and cash equivalents and short-term investments of $82.5 million and working capital of $81.1 million. As of December 31, 1998, the Company had a $15.0 million line of credit which expires on October 1, 2001 and was secured by land and buildings with a net book value of $23.8 million. The line of credit requires the Company to achieve certain financial ratios and operating results. At December 31, 1998, the Company was in compliance with its borrowing criteria. There were no borrowings under the line of credit as of December 31, 1998.

     In 1998, the Company generated net cash from operating activities of $31.7 million. This resulted from a reduction in inventory of $24.4 million, a decrease in prepaids and other assets of $13.3 million, an increase in accounts payable and accrued liabilities of $7.1 million, an increase in income taxes payable and deferred income taxes of $3.5 million, depreciation and amortization of $12.5 million and a charge for compensation expense related to stock options of $.5 million, partially offset by a net loss of $28.0 million and an increase in accounts receivable of $1.6 million. The Company received $22.4 million from sale of its UICC investment, $1.2 million from the issuance of common stock and the income tax credit from disqualifying disposition of common stock options. The Company invested $12.3 million in property and equipment, $2.8 million in the repurchase of stock and $2.2 million in the net purchase of short-term investments. For the year, cash and cash equivalents increased by $38.0 million.

     In 1997, the Company used net cash of $2.6 million in operating activities. This resulted from a net loss of $10.9 million, a gain on sale of short-term investments of $0.1 million, an increase in accounts receivable of $14.2 million, an increase in inventories of $14.0 million, a decrease in accounts payable and accrued expenses of $8.4 million and a decrease in income taxes payable and deferred income taxes of $7.5 million offset in part by reductions in prepaid expenses and other assets of $22.4 million, a one-time non-cash charge for research and development in-process of $22.2 million and depreciation and amortization of $7.9 million. The company received net proceeds of $5.6 million from sale of short term investments, $3.1 million from the issuance of common stock from exercise of stock options and employee stock purchase plan, $3.0 million in income tax credits from disqualifying disposition of common stock options and $2.5 million from the acquisition of Platform. The Company invested $17.7 million in UICC joint venture and $15.2 million in property and equipment. For the year, cash and cash equivalents declined $21.3 million.

     In 1996, the Company generated net cash from operating activities of $43.3 million. This resulted from net income of $21.6 million, a one-time non-cash charge for research and development in-process of $30.4 million, an increase in accounts payable and accrued expenses of $24.1 million, depreciation and amortization of $3.2 million and a charge for compensation expense related to stock options of $0.1 million, less a gain on sale of short-term investments of $1.0 million an increase in inventories of $14.0 million, an increase in accounts receivable of $11.8 million, an increase in prepaid expenses and other assets at $9.1 million and a decrease in income taxes and deferred income taxes of $0.2 million. The Company received net proceeds of $7.1 million from sale of short term investments, $3.8 million from the issuance of common stock from exercise of stock options and employee stock purchase plan, and $8.9 million in income tax credits from disqualifying disposition of common stock options. The Company invested $14.0 million in property and equipment, repurchased stock for $19.7 million, paid $16.0 million on capacity commitments, $9.3 million for acquisition of VideoCore and OSEE and $6.9 million in UICC joint venture. For the year, cash and cash equivalents declined $2.8 million.

     The Company believes that its existing cash and cash equivalents as of December 31, 1998 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $14.1 million which will be primarily used to acquire capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which was adopted by the Company in the first quarter of fiscal 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As the Company has no components of other comprehensive income, there are no disclosure requirements involved in the Company's adoption of this Statement.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was adopted by the Company in the first quarter of fiscal 1998. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company expanded its disclosure of geographical areas in accordance with the new standard. As the Company operates and tracks its results in only one segment, there are no additional disclosure requirements involved with the Company's adoption of this Statement.

YEAR 2000 ISSUES

     General. The Company is currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by June 1999.

     Year 2000 Program. The Company's Year 2000 Program is divided into four major sections -- ESS manufactured products, internal information ("IT") systems, non-IT systems (e.g., testing equipment), and third-party suppliers and customers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

     The Company has completed its review of substantially all ESS manufactured products for Year 2000 compliance purposes. The Company believes that substantially all of the Company's products are Year 2000 compliant and that those that are not Year 2000 compliant can be upgraded to be Year 2000 compliant by June 1999.

     With respect to its internal IT computer systems, the Company has completed the inventory and review phases of the Y2K program and has been in the repair or replacement phase. In February 1998, the Company began to install Year 2000 compliant programs from Oracle Corporation for approximately 80 percent of its business systems. This installation was fully implemented by the end of 1998. With respect to the remaining internal IT computer systems that are not yet Year 2000 compliant, the Company plans to either replace or upgrade them by the end of September 1999.

     The Company has completed the inventory phase and Year 2000 compatibility of its non-IT systems. To date, about 80 percent of its non-IT systems are Year 2000 compliant. The Company plans to repair or replace those that are not yet Year 2000 compliant by the end of June 1999.

     The Company has been working with its key suppliers and contract manufacturers to assess the possible effects of their Year 2000 readiness on the Company's operations. Although these suppliers and contract manufacturers have notified the Company that they have been addressing the problem, they have not provided specific assurance regarding the Year 2000 compliance of their systems and software. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure of such key suppliers and contract manufacturers to address Year 2000 issues could have a material adverse impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

     Costs of the Assessment and Modification. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. Through December 31, 1998, the Company has spent $2.6 million to implement Year 2000 compliant programs from Oracle Corporation. The Company estimates that it may spend up to an additional $250,000 for other replacements or upgrades and for communicating with key suppliers and customers.

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

     We are at work on the development of various types of contingency plans to address potential problems with critical internal systems and third party interactions. Our contingency plans include procedures for dealing with a major disruption of internal business systems, plans for factory shutdown and identification of alternative vendors of critical materials in the event of Year 2000 related disruption in supply. Contingency planning will continue through at least 1999, and will depend heavily on the results of the remediation and testing of critical systems. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. We cannot assure you that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure will not have a material adverse affect on the Company.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains certain forward-looking statements that are subject to risk and uncertainties. For such statements, the Company desires to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E of and Rule 3b-6 under the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements regarding the Company's expectations, intentions of future strategies and involve known and unknown risks, uncertainties and other factors. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements.

     Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in unit average selling prices ("ASPs") of the Company's products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, seasonal customer demand, the timing of significant orders and significant increases in expenses associated with the expansion of operations. The Company's operating results could also be adversely affected by economic conditions in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future. The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected or forecasted sales levels are not realized, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Competition; Pricing Pressures. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. See "Item 1.
Business -- Competition."

     Dependence on the PC and Consumer Markets. In 1996, 1997 and 1998, sales of PC audio semiconductor chips accounted for a majority of the Company's net revenues, and the Company expects that sales of audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. In 1998, sales of video semiconductor chips to the video compact disk ("VCD") player market accounted for a significant portion of the Company's revenues. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs or VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is currently engaged in the development and introduction of new PC audio, video and modem semiconductor devices for the Internet, PC and consumer markets. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Audio Drive Products," "-- Video Drive Products" and "TeleDrive Products."

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

     Importance of New Products and Technological Changes. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by its customers, the Company must anticipate market trends and meet performance, quality and functionality requirements of such OEMs and must successfully develop and manufacture products that adhere to these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to volume sales of new products, if any. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Research and Development."

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

     Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In 1996, 1997 and 1998, sales to the Company's top five customers, including sales to distributors, accounted for approximately 40%, 49% and 54% respectively, of the Company's net revenues. In 1996, Compaq and Universe Electron Corporation each accounted for approximately 12% and 13%, respectively, of the Company's net revenues. In 1997, Eastbase and Dynax, a Hong Kong distributor, each accounted for approximately 13% of the Company's net revenues. In 1998, Dynax and Shinco accounted for approximately 16% and 15% of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

     International Operations. During 1996, 1997 and 1998, international sales accounted for a substantial majority of the Company's net revenues. Substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, Singapore, Japan and Korea. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

     In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Currently, all of the Company's product sales and all of its arrangements with foundries and assembly and test vendors provide for pricing and payment in U.S. dollars. In 1998, the effect of significant currency fluctuations in Asia had no material impact on the Company. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. To date, the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Further, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations or require the Company to modify its current business practices.

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

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chief Executive Officer, President and Chairman of the Board of Directors. The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. The loss of Mr. Chan, other key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

     Control by Existing Shareholders. As of December 31, 1998, Fred S.L. Chan, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children beneficially owned, in the aggregate, 37% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Additionally, Fred S.L. Chan and Annie M.H. Chan announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. As of December 31, 1998, such purchases had totaled $1.4 million representing 241,000 shares at prices ranging from $5.15 to $6.56.

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

     Euro Conversion. The Company is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The Company does not expect the cost of any system modifications to be material or result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Exchange Risks: The Company funds its operations from cash generated from its operations, the sale of marketable securities and short and long-term debt. As the Company operates primarily in Asia, the Company is exposed to market risk from changes in foreign exchange rates, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, the Company's product sales and all of its arrangements with its foundry and test and assembly vendors are denominated in U.S. dollars. The Company has not entered into any currency hedging activities.

     Interest Rate Risks: The Company also invests in short-term investments. Consequently, the Company is exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, the Company invests in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sales and at December 31, 1998, the fair market value of the Company's investments approximated their costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  The following documents are filed as part of this Report.

      (1)  Financial Statements:


        Report of Independent Accountants
        Consolidated Balance Sheets as of December 31, 1997 and 1998
        Consolidated Statements of Operations for the years ended
          December 31, 1996, 1997 and 1998
        Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1996, 1997 and 1998
        Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1997 and 1998
        Notes to Consolidated Financial Statements

      (2)  Financial Statement Schedules:

           Financial Statement Schedules have been omitted because they are not required or applicable, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ESS Technology, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ESS Technology, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 21, 1999

                              ESS TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 27,760    $ 65,752
  Short-term investments....................................    14,524      16,719
  Accounts receivable, net..................................    36,265      37,830
  Inventories...............................................    47,285      22,882
  Deferred income taxes.....................................     4,898       6,372
  Prepaid expenses and other assets.........................     4,053       4,142
                                                              --------    --------
          Total current assets..............................   134,785     153,697
Property and equipment, net.................................    32,922      38,000
Other assets................................................    63,947      22,948
                                                              --------    --------
                                                              $231,654    $214,645
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 50,858    $ 57,930
  Income taxes payable and deferred income taxes............     9,689      14,643
                                                              --------    --------
          Total current liabilities.........................    60,547      72,573
                                                              --------    --------
Commitments and Contingencies (Note 9)
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding............................        --          --
  Common stock, no par value, 100,000 shares authorized;
     40,674 and 40,849 shares issued and outstanding at
     December 31, 1997 and 1998, respectively...............   137,452     137,312
  Retained earnings.........................................    33,655       4,760
                                                              --------    --------
          Total shareholders' equity........................   171,107     142,072
                                                              --------    --------
          Total liabilities and shareholders' equity........  $231,654    $214,645
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
Net revenues...............................................  $226,455    $249,517    $218,252
Cost of revenues...........................................   106,818     171,859     182,417
                                                             --------    --------    --------
  Gross profit.............................................   119,637      77,658      35,835
Operating expenses:
  Research and development.................................    20,270      29,471      30,529
  Research and development in-process......................    30,355      22,200          --
  Selling, general and administrative......................    16,814      25,198      36,289
                                                             --------    --------    --------
Operating income (loss)....................................    52,198         789     (30,983)
Interest income, net.......................................     2,276       2,117       1,478
Gain on sale of short-term investments.....................       965          66          --
                                                             --------    --------    --------
Income (loss) before provision for (benefit from) income
  taxes....................................................    55,439       2,972     (29,505)
Provision for (benefit from) income taxes..................    33,813      13,838      (1,489)
                                                             --------    --------    --------
Net income (loss)..........................................  $ 21,626    $(10,866)   $(28,016)
                                                             ========    ========    ========
Net income (loss) per share -- basic.......................  $   0.57    $  (0.27)   $  (0.68)
                                                             ========    ========    ========
Net income (loss) per share -- diluted.....................  $   0.52    $  (0.27)   $  (0.68)
                                                             ========    ========    ========
Shares used in calculating net income (loss) per
  share -- basic...........................................    37,702      39,593      40,955
                                                             ========    ========    ========
Shares used in calculating net income (loss) per
  share -- diluted.........................................    41,588      39,593      40,955
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                            COMMON STOCK
                                          -----------------     DEFERRED     RETAINED
                                          SHARES    AMOUNT    COMPENSATION   EARNINGS     TOTAL
                                          ------   --------   ------------   ---------   --------
Balance at December 31, 1995............  35,473   $ 66,891       $(60)      $ 38,377    $105,208
  Issuance of common stock upon exercise
     of options.........................   3,667      3,152         --             --       3,152
  Issuance of common stock for
     acquisitions.......................     743     23,352         --             --      23,352
  Issuance of common stock for employee
     stock purchase plan................      47        621         --             --         621
  Amortization of deferred
     compensation.......................      --         --         60             --          60
  Repurchase of common stock............  (1,803)    (4,249)        --        (15,482)    (19,731)
  Income tax benefit on disqualifying
     disposition of common stock
     options............................      --      8,888         --             --       8,888
  Net income............................      --         --         --         21,626      21,626
                                          ------   --------       ----       --------    --------
Balance at December 31, 1996............  38,127     98,655         --         44,521     143,176
  Issuance of common stock upon exercise
     of options.........................     886      2,294         --             --       2,294
  Issuance of common stock for
     acquisition........................   1,586     32,703         --             --      32,703
  Issuance of common stock for employee
     stock purchase plan................      75        817         --             --         817
  Income tax benefit on disqualifying
     disposition of common stock
     options............................      --      2,983         --             --       2,983
  Net loss..............................      --         --         --        (10,866)    (10,866)
                                          ------   --------       ----       --------    --------
Balance at December 31, 1997............  40,674    137,452         --         33,655     171,107
  Issuance of common stock upon exercise
     of options.........................     612        618         --             --         618
  Compensation expense related to common
     stock options issued to
     consultants........................      --        535         --             --         535
  Issuance of common stock for employee
     stock purchase plan................      86        395         --             --         395
  Income tax benefit on disqualifying
     disposition of common stock
     options............................      --        202         --             --         202
  Repurchase of common stock............    (523)    (1,890)        --           (879)     (2,769)
  Net loss..............................      --         --         --        (28,016)    (28,016)
                                          ------   --------       ----       --------    --------
Balance at December 31, 1998............  40,849   $137,312         --       $  4,760    $142,072
                                          ======   ========       ====       ========    ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1996       1997       1998
                                                               --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $ 21,626   $(10,866)  $(28,016)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      3,234      7,865     12,446
     Charges for research and development in-process........     30,355     22,200         --
     Gain on sale of short-term investments.................       (965)       (66)        --
     Deemed compensation expense and compensation related to
       stock options........................................         60         --        535
     Change in assets and liabilities (net of effect of
       acquisitions) Accounts receivable....................    (11,818)   (14,197)    (1,565)
       Inventories..........................................    (13,969)   (14,038)    24,403
       Prepaid expenses and other assets....................     (9,120)    22,395     13,307
       Accounts payable and accrued expenses................     24,082     (8,359)     7,072
       Income taxes payable and deferred income taxes.......       (188)    (7,520)     3,480
                                                               --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................     43,297     (2,586)    31,662
                                                               --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................    (14,015)   (15,207)   (12,336)
  Sale of short-term investments............................     17,435     24,916     21,775
  Purchase of short-term investments........................    (10,376)   (19,291)   (23,970)
  Sale (purchase) of joint venture investment...............     (6,849)   (17,750)    22,415
  Payments associated with capacity commitments.............    (15,960)        --         --
  Cash received from (paid for) acquisitions................     (9,288)     2,529         --
                                                               --------   --------   --------
          Net cash used in investing activities.............    (39,053)   (24,803)     7,884
                                                               --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock................................    (19,731)        --     (2,769)
  Issuance of common stock..................................      3,773      3,111      1,013
  Income tax benefit on disqualifying disposition of common
     stock options..........................................      8,888      2,983        202
                                                               --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................     (7,070)     6,094     (1,554)
                                                               --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     (2,826)   (21,295)    37,992
Cash and cash equivalents at beginning of period............     51,881     49,055     27,760
                                                               --------   --------   --------
Cash and cash equivalents at end of period..................   $ 49,055   $ 27,760   $ 65,752
                                                               ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Common stock issued for acquisitions......................   $ 23,352   $ 32,703   $     --
  Cash paid for income taxes................................   $ 23,576   $ 18,300   $     --
                                                               ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                              ESS TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     ESS Technology, Inc. (the "Company") was incorporated in California in February 1984. The Company and its wholly-owned subsidiaries design, develop and market highly integrated mixed signal semiconductor products for sale to the Internet, PC and consumer marketplaces.

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

     Short-term investments are comprised of primarily debt instruments have been classified as available for sale. Management determines the appropriate classification of securities at the time of purchase and reevaluates the classification at each reporting date. At December 31, 1998, the fair value of the Company's investments approximated their cost.

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

  Impairment of Long-Lived Assets

     Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company reviews long-lived assets based upon a gross cash flow basis and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. During 1998, Company recorded $3.1 million in write-down of impaired assets related to technical infrastructure, covenants not to compete and certain prepaid license fees.

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

  Income Taxes

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. U.S. deferred income taxes are provided on all unremitted earnings of the Company's foreign subsidiaries as such earning are not considered permanently invested.

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

  Comprehensive Income

     In 1998, the Company adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 did not have a material effect on the Company's results of operations or shareholders equity.

  Industry Segment

     In 1998, the Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and requires segment information be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. The adoption of SFAS No. 131 did not have a material effect on the Company's results of operations or shareholders equity.

                              ESS TECHNOLOGY, INC.

 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1998
                                                          --------    -------
Cash and cash equivalents:
  Cash and money market accounts........................  $ 23,318    $23,082
  U.S. government notes and bonds.......................     4,342     42,570
  Certificates of deposit...............................       100        100
                                                          --------    -------
                                                          $ 27,760     65,752
                                                          ========    =======
Short-term investments:
  U.S. government notes and bonds.......................  $ 14,524    $16,719
                                                          ========    =======
Accounts receivable:
  Accounts receivable...................................  $ 37,251    $41,758
  Less: allowance for doubtful accounts.................      (986)    (3,928)
                                                          --------    -------
                                                          $ 36,265     37,830
                                                          ========    =======
Inventories:
  Raw materials.........................................  $  1,776    $ 6,307
  Work-in-process.......................................    18,237      4,429
  Finished goods........................................    27,272     12,146
                                                          --------    -------
                                                          $ 47,285    $22,882
                                                          ========    =======
Property and equipment:
  Land..................................................  $  3,899    $ 3,899
  Buildings and building improvements...................    15,838     22,033
  Machinery and equipment...............................    22,080     27,790
  Furniture and fixtures................................       824      1,255
                                                          --------    -------
  Cost of property and equipment........................    42,641     54,977
  Less: accumulated depreciation and amortization.......    (9,719)   (16,977)
                                                          --------    -------
                                                          $ 32,922    $38,000
                                                          ========    =======
Other assets:
  Foundry prepayments and investments...................  $ 44,733    $12,406
  Prepaid license fees..................................     1,725         --
  Covenants not to compete..............................    10,262      5,651
  Technical infrastructure..............................     6,339      3,897
  Other.................................................       888        994
                                                          --------    -------
                                                          $ 63,947    $22,948
                                                          ========    =======
Accounts payable and accrued expenses:
  Accounts payable......................................  $ 42,373    $44,414
  Accrued compensation costs............................     2,449      4,578
  Accrued commission and royalties......................     1,196      2,739
  Other accrued liabilities.............................     4,840      6,199
                                                          --------    -------
                                                          $ 50,858    $57,930
                                                          ========    =======

                              ESS TECHNOLOGY, INC.

 3. DEBT

     The Company has a secured line of credit agreement with a foreign bank of $15 million, which expires on October 1, 2001. As of December 31, 1998, the line was secured by the building and land of the Company with a net book value of $23.8 million. Under the terms of the agreement, the Company may borrow at a fixed rate of LIBOR plus 1.5% or a variable rate at the foreign bank's reference rate. The line of credit requires the Company to achieve certain financial ratios and operating results. At December 31, 1998, the Company was in compliance with its borrowing criteria. There were no borrowings under the line of credit as of December 31, 1998.

 4. INCOME TAXES

     Income (loss) before provision for (benefit from) income taxes consisted of the following:

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                               1996        1997        1998
                                              -------    --------    --------
                                                      (IN THOUSANDS)
Domestic....................................  $55,191    $ 13,947    $(11,014)
Foreign.....................................      248     (10,975)    (18,491)
                                              -------    --------    --------
                                              $55,439    $  2,972    $(29,505)
                                              =======    ========    ========

     Provision for (benefit from) income taxes consisted of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1996       1997       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Current:
  Federal.....................................  $29,406    $15,011    $ 1,432
  State.......................................    3,955      1,769        280
  Foreign.....................................       42         38         34
                                                -------    -------    -------
                                                 33,403     16,818      1,746
                                                -------    -------    -------
Deferred:
  Federal.....................................      330     (2,550)    (2,767)
  State.......................................       80       (430)      (468)
                                                -------    -------    -------
                                                    410     (2,980)    (3,235)
                                                -------    -------    -------
          Total...............................  $33,813    $13,838    $(1,489)
                                                =======    =======    =======

     A reconciliation between the provision for (benefit from) income taxes computed at the federal statutory rate of 35% for the years ended December 31, 1996, 1997 and 1998 and the provision for (benefit from) income taxes is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                1996       1997        1998
                                               -------    -------    --------
                                                       (IN THOUSANDS)
Provision (benefit) at statutory rate........  $19,404    $ 1,040    $(10,327)
Taxes related to foreign jurisdictions.......       --      4,275       7,293
State income taxes, net of federal tax
  benefit....................................    1,843         94         101
Tax-exempt interest income...................     (509)      (333)        (53)
General business credit......................     (371)      (643)         --
Nondeductible research and development
  costs......................................   12,758      8,480       1,497
Other........................................      688        925          --
                                               -------    -------    --------
Provision for (benefit from) income taxes....  $33,813    $13,838    $ (1,489)
                                               =======    =======    ========

                              ESS TECHNOLOGY, INC.

     Deferred tax assets (liabilities) are comprised of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
State income taxes.......................................  $   533    $    55
Accounts receivable and inventory reserves...............    3,680      4,891
Accrued expenses.........................................      370      1,069
Legal reserves and other.................................      315        357
                                                           -------    -------
          Total deferred tax assets......................    4,898      6,372
Unremitted earnings of foreign subsidiary................   (4,069)    (9,139)
Covenants not to compete and technical infrastructure....   (5,437)    (3,674)
                                                           -------    -------
          Net deferred tax liabilities...................  $(4,608)   $(6,441)
                                                           =======    =======

 5. SHAREHOLDERS' EQUITY

  Common Stock

     On July 15, 1996, the Company's Board of Directors authorized repurchase at management's discretion of up to 2 million shares of the Company's Common Stock over the subsequent 12 months at market prices and as the market and business conditions warrant. As of December 31, 1996, the Company had repurchased 1,802,500 shares at market prices ranging from $9.41 to $16.75 per share.

     On April 29, 1997, the Company's Board of Directors authorized repurchase at management's discretion of up to 2 million shares of the Company's Common Stock over the subsequent 12 months at market prices and as the market and business conditions warrant. There were no repurchases under this program.

     On November 5, 1998, the Company's Board of Directors authorized repurchase at managements' discretion of up to $7 million of the Company's Common Stock over the subsequent 12 months at market prices and as market and business conditions warrant. As of December 31, 1998, the Company had repurchased 523,000 shares at market prices ranging from $3.17 to $6.45 per share.

  1986 Stock Option Plan

     In February 1986, the Company adopted the 1986 Stock Option Plan (the "1986 Plan"). Under the 1986 Plan, 3,600,000 shares of Common Stock were reserved for issuance to employees, consultants and investors as approved by the Board of Directors. The 1986 Plan provides for incentive stock options. The plan was terminated during fiscal year 1996 by operation of its terms. Options under the 1986 Plan are granted, subject to certain conditions, at estimated fair value as determined by the Board of Directors. Options granted under the 1986 Plan generally vest 25% each year after the date of grant. Options are adjusted on a pro rata basis for certain changes in the capitalization of the Company, such as stock splits and stock dividends. In addition, the outstanding options issued under the 1986 Plan terminate within 90 days after termination of an option holder's employment with the Company.

  1992 Stock Option Plan

     In January 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan authorized 6,966,000 shares to be reserved for issuance. The terms of the 1992 Plan are generally similar to those of the 1986 Plan outlined above.

     In February 1998, the Company canceled 165,000 options under the 1992 Plan with exercise prices greater than $7.69 and reissued the options with an exercise price of $7.69.

                              ESS TECHNOLOGY, INC.

     In August 1998, the Company canceled 230,000 options under the 1992 Plan with exercise prices greater than $2.69 and reissued the options with an exercise price of $2.69.

  Executive Plan

     In January 1990 and March 1991, the Company granted 5,400,000 and 1,080,000 options, respectively, outside of the 1986 Plan to officers of the Company under the Executive Plan. The options were granted at the then fair value of $0.083 per share, as determined by the Board of Directors. The options generally vested over periods of one to four years.

  1995 Equity Incentive Plan

     In August 1995, the Company adopted the 1995 Equity Incentive Plan (the "Incentive Plan"), which provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, directors and others. The Company has reserved 3,000,000 shares of the Company's Common Stock for issuance under the Incentive Plan. The terms of the Incentive Plan are generally similar to those of the 1986 Plan outlined above.

     In September 1996, the Company canceled 326,000 options under the Incentive Plan with exercise prices greater than $14.75 and reissued the options with an exercise price of $14.75.

     In May 1997, the Company canceled 720,000 options under the Incentive Plan with exercise prices greater than $13.94 and reissued the options with an exercise price of $13.94.

     In February 1998, the Company canceled 1,612,000 options under the Incentive Plan with exercise prices greater than $7.69 and reissued the options with an exercise price of $7.69.

     In August 1998, the Company canceled 1,298,000 options under the Incentive Plan with exercise prices greater than $2.69 and reissued the options with an exercise price of $2.69.

  1995 Employee Stock Purchase Plan

     In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 225,000 shares of the Company's Common Stock for issuance thereunder. The Purchase Plan, as amended in May, 1998, authorizes the issuance of 425,000 shares under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of the offering period or on the purchase date. As of Decembers 31, 1998, 208,000 shares have been issued under the Purchase Plan.

  1995 Directors Stock Option Plan

     In August 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Plan") and reserved a total of 300,000 shares of the Company's Common Stock for issuance thereunder. The Directors Plan allows for granting of stock options to members of the Board of Directors of the Company.

  1997 Equity Incentive Plan

     In May 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Incentive Plan") and reserved a total of 3,000,000 shares of the Company's Common Stock for issuance thereunder. The 1997 Incentive Plan, as amended in May, 1998, authorizes the issuance of 5,000,000 shares under the 1997 Incentive Plan. The terms of the 1997 Incentive Plan are generally similar to those of the 1986 Plan outlined above.

                              ESS TECHNOLOGY, INC.

     In February 1998, the Company canceled 1,602,000 options under the 1997 Incentive Plan with exercise prices greater than $7.69 and reissued the options with an exercise price of $7.69.

     In August 1998, the Company canceled 2,037,000 options under the 1997 Incentive Plan with exercise prices greater than $2.69 and reissued the options with an exercise price of $2.69 except for 100,000 options issued to Mr. Fred Chan, President and CEO of the Company which were reissued at $2.96 in accordance with the 1997 Incentive Plan..

  Platform Stock Option Plan

     In June 1997, in connection with the acquisition of Platform Technologies, Inc. ("Platform"), the Company assumed the Platform Stock Option Plan (the "Platform Plan"). The Company does not plan to issue any additional options under the Platform Plan and has reserved approximately 954,000 shares of Common Stock for issuance under the Platform Plan pursuant to the exercise of options that were outstanding at the time of the Platform acquisition. The Platform options vest ratably over four years.

  Stock Based Compensation:

     Transactions under the Company's various Stock Option Plans are summarized as follows (in thousands except per share amounts):

                                                         AVAILABLE
                                                            FOR         OPTIONS      WEIGHTED AVERAGE
                                                           GRANT      OUTSTANDING     EXERCISE PRICE
                                                         ---------    -----------    ----------------
Balance at December 31, 1995...........................    3,871         6,767            $ 2.11
  Granted..............................................   (2,595)        2,595             15.79
  Exercised............................................       --        (3,666)             0.85
  Canceled.............................................      863          (863)            13.79
                                                          ------        ------
Balance at December 31, 1996...........................    2,139         4,833              8.30
  Authorized...........................................    3,000            --                --
  Reserved for Platform acquisition....................      954            --                --
  Granted..............................................   (4,129)        4,129             11.78
  Exercised............................................       --          (886)             2.59
  Canceled.............................................    1,426        (1,426)            17.70
                                                          ------        ------
Balance at December 31, 1997...........................    3,390         6,650              9.20
  Authorized...........................................    2,000            --                --
  Granted..............................................   (9,478)        9,478              4.87
  Exercised............................................       --          (612)             1.01
  Canceled.............................................    8,286        (8,286)            10.48
                                                          ------        ------
Balance at December 31, 1998...........................    4,198         7,230            $ 2.79
                                                          ======        ======

     At December 31, 1998, 2,188,000 options were vested, of which 1,288,000 options were exercisable. The remaining vested options were subject to the blackout period as a result of the August 26, 1998 option reprice. The weighted average grant date fair value of options granted during the years ended December 31, 1996, 1997 and 1998 were $8.68, $8.91 and $3.16, respectively.

                              ESS TECHNOLOGY, INC.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                         OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                       --------------------------------------------------------   ------------------------------------
                            NUMBER                                                     NUMBER
                        OUTSTANDING AT     AVERAGE REMAINING                       EXERCISABLE AT
      RANGE OF         DECEMBER 31, 1998   CONTRACTUAL LIFE    WEIGHTED AVERAGE   DECEMBER 31, 1998   WEIGHTED AVERAGE
   EXERCISE PRICES      (IN THOUSANDS)          (YEARS)         EXERCISE PRICE     (IN THOUSANDS)      EXERCISE PRICE
---------------------  -----------------   -----------------   ----------------   -----------------   ----------------
   $0.03 -  1.40             1,184               6.24               $ 0.46                930              $ 0.44
   $2.12 -  2.69             4,867               6.20               $ 2.65                318              $ 2.67
   $2.81 -  4.75               590               7.68               $ 3.77                  0              $ 0.00
   $5.12 -  7.69               509               6.71               $ 6.43                  5              $ 6.60
   $8.00 - 29.25                80               5.91               $15.08                 35              $13.91
                             -----                                                      -----
                             7,230               6.36               $ 2.79              1,288              $ 1.38
                             =====                                                      =====

  Fair Value Disclosures

     The Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as follows had compensation costs for options granted since 1995 under the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, (in thousands except per share amounts):

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                              -------------------------------
                                               1996        1997        1998
                                              -------    --------    --------
Net income (loss):
  As reported...............................  $21,626    $(10,866)   $(28,016)
  Pro forma.................................  $18,902    $(17,278)    (35,069)
Net income (loss) per share -- basic:
  As reported...............................  $  0.57    $  (0.27)   $  (0.68)
  Pro forma.................................  $  0.50    $  (0.44)   $  (0.86)
Net income (loss) per share -- diluted:
  As reported...............................  $  0.52    $  (0.27)   $  (0.68)
  Pro forma.................................  $  0.45    $  (0.44)   $  (0.86)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the years ended December 31, 1996, 1997 and 1998: dividend yield of 0.0% for these periods; expected volatility of 64% for the year ended December 31, 1996, 70% for the year ended December 31, 1997 and 85% for year ended December 31, 1998; risk-free interest rates of 6.30%, 6.23% and 5.50% for the years ended December 31, 1996, 1997 and 1998, respectively; and a weighted average expected option term of 5 years for the years ended December 31, 1996 and 1997 and 4 years for the year ended December 31, 1998.

     Sales under the Purchase Plan in 1997 and 1998 were approximately 75,000 shares and 86,000 shares, respectively, at an average price per share of $10.89 and $4.60, respectively. Pro forma compensation expense for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions for 1996, 1997 and 1998: an expected life of six months for these periods; expected volatility of 69%, 70% and 85%, respectively; expected dividend yield of 0% for these periods and risk-free interest rates of 5.31%, 6.00% and 5.00%, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, of rights to purchase stock under the Purchase Plan in 1996, 1997 and 1998 were $5.34, $5.00 and $3.57 per share, respectively.

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income (loss) for future years.

                              ESS TECHNOLOGY, INC.

 6. EARNINGS PER SHARE

     Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 -- "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.

                                                                                     PER SHARE
                                                               INCOME     SHARES      AMOUNT
                                                              --------    -------    ---------
YEAR ENDED DECEMBER 31, 1996
Earnings per share of common stock..........................  $ 21,626     37,702     $ 0.57
Effect of dilutive securities:
  Stock options.............................................        --      3,886
                                                              --------    -------
Earnings per share of common stock -- assuming dilution.....  $ 21,626     41,588     $ 0.52
                                                              --------    -------
YEAR ENDED DECEMBER 31, 1997
Loss per share of common stock..............................  $(10,866)    39,593     $(0.27)
Effect of dilutive securities:
  Stock options.............................................        --         --
                                                              --------    -------
Loss per share of common stock -- assuming dilution.........  $(10,866)    39,593     $(0.27)
                                                              --------    -------
YEAR ENDED DECEMBER 31, 1998
Loss per share of common stock..............................  $(28,016)    40,995     $(0.68)
Effect of dilutive securities:
  Stock options.............................................        --         --
                                                              --------    -------
Loss per share of common stock -- assuming dilution.........  $(28,016)    40,955     $(0.68)
                                                              --------    -------

                              ESS TECHNOLOGY, INC.

 7. INDUSTRY SEGMENT AND FOREIGN OPERATIONS

     The Company and its wholly-owned subsidiaries are engaged in the design, manufacture and marketing of semiconductor products for the Internet, PC and consumer marketplaces. Sales and purchase transactions are generally denominated in U.S. dollars. Most of the Company's revenues outside the U.S. are made in the Far East. The geographic location of the Company's revenue is based upon destination of the shipment. Most of the identified assets located outside the U.S. are in the Far East.

     The following is a summary of the Company's geographic operations:

                                                                             HONG                TOTAL
                                  U.S.     TAIWAN     JAPAN    SINGAPORE     KONG       ROW     FOREIGN     TOTAL
                                --------   -------   -------   ---------   --------   -------   --------   --------
                                                             (IN THOUSANDS)
Year ended December 31, 1996:
  Net revenues................  $ 18,790   $99,746   $33,861    $31,773    $ 30,252   $12,033   $207,665   $226,455
  Income from operations......    52,198        --        --         --          --        --         --     52,198
  Identifiable assets.........   210,964        --        --         --          --        --      1,021    211,985

Year ended December 31, 1997:
  Net revenues................  $ 26,793   $20,388   $19,670    $19,804    $102,900   $ 9,962   $222,724   $249,517
  Income (loss) from
    operations................    10,025        --        --         --          --        --     (9,236)       789
  Identifiable assets.........   194,053        --        --         --          --        --     37,601    231,654

Year ended December 31, 1998:
  Net revenues................  $ 17,363    73,566    16,546     19,812      80,717    10,248    200,889    218,252
  Loss from operations........   (13,250)       --        --         --          --        --    (17,733)   (30,983)
  Identifiable assets.........   167,203        --        --         --          --        --     47,442    214,645

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

                                              YEAR ENDED DECEMBER 31,
                                              ------------------------
                                              1996      1997      1998
                                              ----      ----      ----
Compaq Computer.............................   12%       --        --
Dynax.......................................   --        13%       16%
Eastbase....................................   --        13%       --
Universe Electron...........................   13%       --        --
Shinco......................................   --        --        15%

     A majority of the Company's trade receivables are derived from sales to manufacturers of computer systems. The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers' financial condition and generally, requires letters of credit from international customers. The Company maintains an

                              ESS TECHNOLOGY, INC.

allowance for doubtful accounts on its receivables based upon the expected collectibility of all accounts receivable. At December 31, 1997 and 1998, approximately 35% and 36%, respectively, of trade accounts receivable represent amounts due from two customers.

 9. COMMITMENTS AND CONTINGENCIES

     In November 1995, the Company entered into agreements with two wafer foundries, TSMC and UMC, in which the Company secured access to additional manufacturing capacity and to certain technology.

     Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million over two years as deposits for wafers through 1999. The cash requirements associated with this agreement were paid by the Company in the form of two $16 million payments in 1996 and 1997. The payments can be applied to offset wafers purchased from 1996 to 1999 provided that the Company purchases not less than a certain specified number of wafers during each of the four years ending December 31, 1999. As of December 31, 1998, $21.8 million of the payment was applied and $10.1 million was included in other assets.

     Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company has invested approximately $24.6 million in the joint venture. Under the terms of the agreement, the Company received a 5% equity ownership in the joint venture company and certain capacity rights. The facility was scheduled to open during 1998, but several fires during construction have delayed opening. UMC has stated that it expects insurance will cover its recent fire losses at the joint venture foundry. On October 17, 1998, the Company entered into an agreement with UMC to sell UMC approximately 63.8 million shares of the joint venture for a purchase price of $22.4 million which approximated net book value. Following the sale, the Company continues to hold 6 million shares of stock.

     The Company is involved in litigation in the normal course of operations. Management believes that the outcome of the litigation will not have a material adverse effect on the Company's financial position or results of operations.

10. ACQUISITIONS AND RELATED CHARGES

     On June 11, 1997, the Company acquired Platform Technologies, Inc. ("Platform"), a California based company, for approximately 2.54 million shares of the Company's Common Stock including approximately 954,000 options with a value of $32.7 million. Platform, a wholly owned subsidiary of the Company, is developing integrated circuits for the PC audio market incorporating the PCI standard.

     On January 3, 1996, the Company acquired VideoCore Technology, Inc. ("VideoCore"), a California based company, for approximately 525,000 shares of the Company's Common Stock and $5.7 million in cash. VideoCore, a wholly owned subsidiary of the Company, is developing integrated circuits which incorporates advanced compression technology for digital video products.

     On March 29, 1996, the Company acquired OSEE Technology, Inc. ("OSEE"), a California based company, for approximately 217,000 shares of the Company's Common Stock and $3.6 million in cash. Also outstanding stock options of OSEE were exchanged for 85,000 stock options of the Company. OSEE, a wholly owned subsidiary of the Company, is a developer of advanced fax/modem algorithm technology which enables the Company to provide modem and computer fax/modem applications on the Company's multimedia processor.

                              ESS TECHNOLOGY, INC.

     The purchase price of these companies was allocated to assets acquired and liabilities assumed based upon the book value of VideoCore's, OSEE's and Platform's current assets, equipment and liabilities, which management believes approximates their fair value, and independent appraisal for all other identifiable assets as follows:

                                                      VIDEOCORE
                                                       & OSEE         PLATFORM
                                                      ---------    --------------
                                                            (IN THOUSANDS)
Research and development in-process.................   $30,355        $22,200
Technical infrastructure............................        --          7,245
Covenants not to compete............................     4,600          6,100
Current assets......................................        12          3,209
Property and equipment..............................       120            222
Current liabilities assumed.........................      (607)          (369)
Other liabilities assumed...........................    (1,541)        (5,204)
                                                       -------        -------
                                                        32,939         33,403
Acquisition costs...................................      (299)          (700)
                                                       -------        -------
Value of consideration for acquisition..............   $32,640        $32,703
                                                       =======        =======

     These acquisitions were recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisitions have been included from the applicable dates of acquisition. Acquired research and development in-process aggregating $22.2 million for the Platform acquisition and $30.4 million for the VideoCore and OSEE acquisitions were charged in the second quarter of 1997 and in the first quarter of 1996, respectively. Additionally, the pro forma effect of the 1996 and 1997 acquisitions was not significant on the Company's reported operating results for the fiscal years 1996 or 1997.

11. RELATED PARTY TRANSACTION

     Fred S.L. Chan, the Company's Chief Executive Officer, President and Chairman of the Board of Directors and his spouse Annie M.H. Chan, a director of the Company, announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. As of December 31, 1998, such purchases had totaled $1.4 million representing 241,000 shares at prices ranging from $5.15 to $6.56.

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

                                                             1997                                       1998
                                           ----------------------------------------   ----------------------------------------
                                           MAR. 31    JUNE 30   SEPT. 30   DEC. 31    MAR. 31   JUNE 30    SEPT. 30   DEC. 31
                                           --------   -------   --------   --------   -------   --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............................  $ 81,468   $45,142   $52,172    $ 70,735   $52,876     34,835    52,309      78,232
Cost of revenues.........................    41,772   27,220     35,200      67,668    49,146     33,262    43,683      56,326
                                           --------   -------   -------    --------   -------   --------   -------    --------
  Gross profit...........................    39,696   17,922     16,972       3,067     3,730      1,573     8,626      21,906
Operating expenses:
  Research and development...............     5,571    7,057      8,343       8,501     8,092      6,933     8,134       7,370
  Research and development in-process....        --   22,200         --          --        --         --        --          --
  Selling, general and administrative....     5,611    5,560      6,303       7,722     9,029      8,632     8,815       9,813
                                           --------   -------   -------    --------   -------   --------   -------    --------
Operating income (loss)..................    28,514   (16,895)    2,326     (13,156)  (13,391)   (13,992)   (8,323)      4,723
Nonoperating income, net.................       640      806        417         320       369        347       466         296
                                           --------   -------   -------    --------   -------   --------   -------    --------
Income (loss) before income taxes........    29,154   (16,089)    2,743     (12,836)  (13,022)   (13,645)   (7,857)      5,019
Provision for (benefit from) income
  taxes..................................    11,327    2,284      1,025        (798)     (669)      (683)     (388)        251
                                           --------   -------   -------    --------   -------   --------   -------    --------
Net income (loss)........................  $ 17,827   $(18,373) $ 1,718    $(12,038)  $(12,353) $(12,962)  $(7,469)   $  4,768
                                           ========   =======   =======    ========   =======   ========   =======    ========
Net income (loss) per share -- basic.....  $   0.46   $(0.47)   $  0.04    $  (0.30)  $ (0.30)  $  (0.32)  $ (0.18)   $   0.12
                                           ========   =======   =======    ========   =======   ========   =======    ========
Net income (loss) per share -- diluted...  $   0.43   $(0.47)   $  0.04    $  (0.30)  $ (0.30)  $  (0.32)  $ (0.18)   $   0.11
                                           ========   =======   =======    ========   =======   ========   =======    ========
Shares used in calculating net income
  (loss) per share -- basic..............    38,440   38,990     40,376      40,537    40,776     40,967    41,094      40,991
                                           ========   =======   =======    ========   =======   ========   =======    ========
Shares used in calculating net income
  (loss) per share -- diluted............    41,469   38,990     43,390      40,537    40,776     40,967    41,094      44,566
                                           ========   =======   =======    ========   =======   ========   =======    ========

     The following table sets forth the above quarterly financial information as a percentage of net revenues:

                                                               1997                                     1998
                                              --------------------------------------   --------------------------------------
                                              MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                              -------   -------   --------   -------   -------   -------   --------   -------
Net revenues................................   100.0%    100.0%    100.0%     100.0%    100.0%    100.0%    100.0%     100.0%
Cost of revenues............................    51.3      60.3      67.5       95.7      92.9      95.5      83.5       72.0
                                               -----     -----     -----      -----     -----     -----     -----      -----
  Gross margin..............................    48.7      39.7      32.5        4.3       7.1       4.5      16.5       28.0
Operating expenses:
  Research and development..................     6.8      15.6      16.0       12.0      15.3      19.9      15.5        9.4
  Research and development in-process.......      --      49.2        --         --        --        --        --         --
  Selling, general and administrative.......     6.9      12.3      12.1       10.9      17.1      24.8      16.9       12.6
                                               -----     -----     -----      -----     -----     -----     -----      -----
Operating income (loss).....................    35.0     (37.4)      4.4      (18.6)    (25.3)    (40.2)    (15.9)       6.0
Nonoperating income, net....................     0.8       1.8       0.8        0.5       0.7       1.0       0.9        0.4
                                               -----     -----     -----      -----     -----     -----     -----      -----
Income (loss) before income taxes...........    35.8     (35.6)      5.2      (18.1)    (24.6)    (39.2)    (15.0)       6.4
Provision for (benefit from) income taxes...    13.9       5.1       2.0       (1.1)     (1.2)     (2.0)     (0.7)       0.3
                                               -----     -----     -----      -----     -----     -----     -----      -----
Net income (loss)...........................    21.9%    (40.7)%     3.2%     (17.0)%   (23.4)%   (37.2)%   (14.3)%      6.1%
                                               =====     =====     =====      =====     =====     =====     =====      =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference in the Company's Proxy Statement which the Company will file with the Commission not later than 120 days after its fiscal year-end.

     The following table sets forth certain information regarding the Company's current executive officers:

                 NAME                    AGE                      POSITION
                 ----                    ---                      --------
Fred S.L. Chan.........................  51    President, Chief Executive Officer and
                                               Chairman of the Board of Directors
Dale R. Lindly.........................  39    Vice President of Finance, Chief Financial
                                               Officer and Secretary
Robert L. Blair........................  51    Executive Vice President, Operations
Frank Effler...........................  52    Vice President, Sales and Marketing -- PC
                                               Products
Johnston Chen..........................  38    Vice President, Sales -- Consumer Products
Howard Hideshima.......................  39    Controller and Chief Accounting Officer

     Mr. Chan joined the Company in November 1985 as President and served as such until October 1996 and then began to serve as President again since February 1997. Mr. Chan has been a director since January 1986. He was appointed Chairman of the Board of Directors in October 1992 and Chief Executive Officer in June 1994. Mr. Chan has been serving as President since February 1997. Mr. Chan served as Secretary of the Company from October 1992 to August 1995 and its Chief Financial Officer from October 1992 to May 1995. From 1984 to 1985, Mr. Chan was founder, President and Chief Executive Officer of AC Design Inc., a VLSI chip design center providing CAD, engineering and design services. From 1982 to 1984, he was co-founder, President and Chief Executive Officer of CADCAM Technology, Inc., a company in the business of CAE systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii. Mr. Chan is the husband of Annie M. H. Chan, a director of the Company.

     Mr. Lindly has been Vice President of Finance, Chief Financial Officer and Secretary of the Company since September 1998. From February 1997 to August 1998, he was Vice President and Corporate Controller at S3, Inc. From September 1995 to January 1997, he was Vice President Finance and Chief Financial Officer at Echelle, Inc. From September 1990 to August 1995, he was Director of Finance at Adaptec, Inc. and from May 1986 to August 1990, he was Vice President Finance and Chief Financial Officer of International Microcircuits, Inc. Mr. Lindly holds a B.S. degree in Business from San Jose State University.

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

     Mr. Effler has been Vice President, Sales and Marketing -- PC Products of the Company since April 1998. From October 1993 to March 1998, he was Director of Sales and Marketing, Flat Panel Display Division at Hitachi America, Ltd. From April 1992 to September 1993, he was Area Sales Manager of the western United States at Hitachi America Ltd. From 1988 to 1992, he was a regional sales manager for

Toshiba America Electronic Components. Mr. Effler holds a B.A. degree from California State University at Northridge.

     Mr. Chen has been Vice President of Consumer Products of the Company since January 1998. From January 1997 to December 1997, he was Vice President of APAC Sales of the Company. From February 1995 to December 1996, he was Director of APAC Sales of the Company. Prior to joining the Company, he was co-owner of Internet Corporation, a semiconductor sales representation company for the Far East market, and served as Director of Sales and Marketing from February 1992 to February 1995. From 1988 to 1992, he was Product Marketing Manager at FIFO Division of Integrated Device Technology. From 1983 to 1988, Mr. Chen held various engineering, marketing, and management positions at PMI Division of Analog Devices, Inc., Siliconix, and Soletron. Mr. Chen holds a B.S.E.E. degree from San Jose State University and an MBA degree from Santa Clara University.

     Mr. Hideshima has been Chief Accounting Officer of the Company since July 1997 and Controller of the Company since December 1994. Prior to joining the Company, he was Controller of Hoya MicroMask, Inc., a semiconductor mask company from August 1991 to November 1994 and Accounting Manager at Hoya Corporation USA from July 1990 to July 1991. From June 1985 through June 1990, Mr. Hideshima was an auditor with Arthur Andersen & Company. Mr. Hideshima holds a MBA degree from San Francisco State University and BS degree in Business from University of California -- Berkeley.

     The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section in the Company's proxy statement entitled "Compliance under Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections in the Company's Proxy Statement entitled "Executive Compensation," which the Company will file with the Commission not later than 120 days after its fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference in the Company's Proxy Statement which the Company will file with the Commission not later than 120 days after its fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference in the Company's Proxy Statement which the Company will file with the Commission not later than 120 days after its fiscal year-end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)(2)FINANCIAL STATEMENTS AND SCHEDULES.
              The financial statements and schedules filed as part of this report are listed in Item 8 on page 24.

            (3) EXHIBITS

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
      2.01    Agreement and Plan of Reorganization dated December 12, 1995 among Registrant, ESS Acquisition Corporation and VideoCore
              Technology, Inc. ("VideoCore") (Incorporated herein by
              reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 17, 1996 (the "Form 8-K")).
      2.02    Agreement of Merger dated as of January 3, 1996 among
              Registrant, ESS Acquisition Corporation and VideoCore.
              (Incorporated herein by reference to Exhibit 2.2 to the Form
              8-K).
      2.03    First Amended and Restated Agreement and Plan of
              Reorganization dated as of April 27, 1997 among Registrant,
              EP Acquisition Corporation and Platform Technologies, Inc.
              (Incorporated herein by reference to Exhibit 2.1 to the
              Registrant's Current Report on Form 8-K dated April 30,
              1997).
      3.01    Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant's Form S-1
              registration statement (File No. 33-95388) declared
              effective by the Securities and Exchange Commission on
              October 5, 1995 (the "Form S-1")).
      3.02    Registrant's Bylaws as amended (Filed herewith).
      4.01    Registrant's Registration Rights Agreement dated May 28,
              1993 among the Registrant and certain security holders
              (Incorporated herein by reference to Exhibit 10.07 to the
              Form S-1).
     10.01    Registrant's 1986 Stock Option Plan and related documents
              (Incorporated herein by reference to Exhibit 10.01 to the
              Form S-1).*
     10.02    Registrant's 1992 Stock Option Plan and related documents
              (Incorporated herein by reference to Exhibit 10.02 to the
              Form S-1).*
     10.03    Registrant's 1995 Equity Incentive Plan and related
              documents as amended (Filed herewith).*
     10.04    Registrant's 1995 Directors Stock Option Plan and related
              documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
     10.05    Registrant's 1995 Employee Stock Purchase Plan and related documents as amended (Filed herewith).*
     10.06    Registrant's Amended 401(k) Plan (Incorporated herein by
              reference to Exhibit 10.06 to the Form S-1).*
     10.11    Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
     10.18    Foundry Agreement dated March 29, 1993 between Registrant
              and Integrated Circuit Works Incorporated (Incorporated
              herein by reference to Exhibit 10.18 to the Form S-1).**
     10.19    Purchase Agreement dated June 17, 1994 between Compaq
              Computer Corporation and Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**
     10.20    International Distributorship Agreement dated July 1, 1994 between Registrant and Universe Electron Corporation
              (Incorporated herein by reference to Exhibit 10.20 to the
              Form S-1).
     10.21    Option I Agreement between Registrant and Taiwan
              Semiconductor Manufacturing Co., Ltd. ("TSMC") dated
              November 30, 1995, as amended December 28, 1995.
              (Incorporated herein by reference to Exhibit 10.21 to the
              Registrant's Annual Report on Form 10-K, dated February 29,
              1996 as amended March 29, 1996 (the "1995 Form 10-K").**
     10.22    Option II Agreement between Registrant and TSMC dated
              November 30, 1995. (Incorporated herein by reference to
              Exhibit 10.22 to the 1995 Form 10-K).**

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
     10.23    Foundry Venture Agreement between Registrant and United
              Microelectronics Corporation ("UMC") dated November 28,
              1995, as amended January 31, 1996. (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).**
     10.24    FabVen Foundry Capacity Agreement among FabVen, UMC and
              Registrant dated November 28, 1995. (Incorporated herein by reference to Exhibit 10.24 to the 1995 Form 10-K).**
     10.25    Form of Employment and Non-Competition Agreement among the
              Registrant, VideoCore and Jan Fandrianto dated December 12,
              1995. (Incorporated herein by reference to Exhibit 2.1 to
              the Form 8-K).*
     10.26    Form of Employment and Non-Competition Agreement among the
              Registrant, VideoCore and Chi-Shin Wang dated December 12,
              1995. (Incorporated herein by reference to Exhibit 21 to the
              Form 8-K).*
     10.27    Form of Employment Agreement and Promissory Note among the
              Registrant and John H. Barnet dated August 22 and September
              16, 1996, respectively. (Incorporated herein by reference to
              Exhibit 10.27 to the Registrant's Report on Form 10-Q, dated
              November 14, 1996.)*
     10.30    1997 Equity Incentive Plan and related agreements, as
              amended (Filed herewith).*
     11.01    Computation of Net Income Per Share.
     21.01    List of Registrant's subsidiaries.
     23.01    Consent of Independent Accountants.
     27.01    Financial Data Schedule.

---------------
  * Represents a management contract or compensatory plan of arrangement.

 ** Confidential treatment has been granted with respect to certain portions of this agreement.

     (b) Reports on Form 8-K: The Company did not file a report on Form 8-K during the quarter ended December 31, 1998.

     With the exception of the information incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESS TECHNOLOGY, INC.
                                          (Registrant)

Date: March 31, 1999                      By:      /s/ FRED S.L. CHAN
                                            ------------------------------------
                                                       Fred S.L. Chan
                                             President, Chief Executive Officer
                                                 and Chairman of the Board

Date: March 31, 1999                      By:      /s/ DALE R. LINDLY
                                            ------------------------------------
                                                       Dale R. Lindly
                                                 Vice President of Finance,
                                                Chief Financial Officer and
                                                          Secretary

Date: March 31, 1999                      By:    /s/ HOWARD N. HIDESHIMA
                                            ------------------------------------
                                                    Howard N. Hideshima
                                                       Controller and
                                                  Chief Accounting Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Fred S.L. Chan and Dale R. Lindly, jointly and severally, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                       DATE
------------------------------------------------  ------------------------------------  --------------

               /s/ FRED S.L. CHAN                  President, Chief Executive Officer   March 31, 1999
------------------------------------------------      and Chairman of the Board of
                 Fred S.L. Chan                      Directors (Principal Executive
                                                                Officer)

               /s/ DALE R. LINDLY                    Vice President of Finance and      March 31, 1999
------------------------------------------------      Chief Financial Officer and
                 Dale R. Lindly                      Secretary (Principal Financial
                                                                Officer)

            /s/ HOWARD N. HIDESHIMA                 Controller and Chief Accounting     March 31, 1999
------------------------------------------------                Officer
              Howard N. Hideshima                    (Principal Accounting Officer)

              /s/ ANNIE M.H. CHAN                               Director                March 31, 1999
------------------------------------------------
                Annie M.H. Chan

                 /s/ DOMINIC NG                                 Director                March 31, 1999
------------------------------------------------
                   Dominic Ng

                 /s/ ILBOK LEE                                  Director                March 31, 1999
------------------------------------------------
                   Ilbok Lee

                /s/ PETER T. MOK                                Director                March 31, 1999
------------------------------------------------
                  Peter T. Mok

                /s/ MATTHEW FONG                                Director                March 31, 1999
------------------------------------------------
                  Matthew Fong

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
      2.01    Agreement and Plan of Reorganization dated December 12, 1995 among Registrant, ESS Acquisition Corporation and VideoCore
              Technology, Inc. ("VideoCore") (Incorporated herein by
              reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 17, 1996 (the "Form 8-K")).
      2.02    Agreement of Merger dated as of January 3, 1996 among
              Registrant, ESS Acquisition Corporation and VideoCore.
              (Incorporated herein by reference to Exhibit 2.2 to the Form
              8-K).
      2.03    First Amended and Restated Agreement and Plan of
              Reorganization dated as of April 27, 1997 among Registrant,
              EP Acquisition Corporation and Platform Technologies, Inc.
              (Incorporated herein by reference to Exhibit 2.1 to the
              Registrant's Current Report on Form 8-K dated April 30,
              1997).
      3.01    Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant's Form S-1
              registration statement (File No. 33-95388) declared
              effective by the Securities and Exchange Commission on
              October 5, 1995 (the "Form S-1")).
      3.02    Registrant's Bylaws as amended (Filed herewith).
      4.01    Registrant's Registration Rights Agreement dated May 28,
              1993 among the Registrant and certain security holders
              (Incorporated herein by reference to Exhibit 10.07 to the
              Form S-1).
     10.01    Registrant's 1986 Stock Option Plan and related documents
              (Incorporated herein by reference to Exhibit 10.01 to the
              Form S-1).*
     10.02    Registrant's 1992 Stock Option Plan and related documents
              (Incorporated herein by reference to Exhibit 10.02 to the
              Form S-1).*
     10.03    Registrant's 1995 Equity Incentive Plan and related
              documents as amended (Filed herewith).*
     10.04    Registrant's 1995 Directors Stock Option Plan and related
              documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
     10.05    Registrant's 1995 Employee Stock Purchase Plan and related documents as amended (Filed herewith).*
     10.06    Registrant's Amended 401(k) Plan (Incorporated herein by
              reference to Exhibit 10.06 to the Form S-1).*
     10.11    Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
     10.18    Foundry Agreement dated March 29, 1993 between Registrant
              and Integrated Circuit Works Incorporated (Incorporated
              herein by reference to Exhibit 10.18 to the Form S-1).**
     10.19    Purchase Agreement dated June 17, 1994 between Compaq
              Computer Corporation and Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**
     10.20    International Distributorship Agreement dated July 1, 1994 between Registrant and Universe Electron Corporation
              (Incorporated herein by reference to Exhibit 10.20 to the
              Form S-1).
     10.21    Option I Agreement between Registrant and Taiwan
              Semiconductor Manufacturing Co., Ltd. ("TSMC") dated
              November 30, 1995, as amended December 28, 1995.
              (Incorporated herein by reference to Exhibit 10.21 to the
              Registrant's Annual Report on Form 10-K, dated February 29,
              1996 as amended March 29, 1996 (the "1995 Form 10-K").**
     10.22    Option II Agreement between Registrant and TSMC dated
              November 30, 1995. (Incorporated herein by reference to
              Exhibit 10.22 to the 1995 Form 10-K).**
     10.23    Foundry Venture Agreement between Registrant and United
              Microelectronics Corporation ("UMC") dated November 28,
              1995, as amended January 31, 1996. (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).**
     10.24    FabVen Foundry Capacity Agreement among FabVen, UMC and
              Registrant dated November 28, 1995. (Incorporated herein by reference to Exhibit 10.24 to the 1995 Form 10-K).**

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
     10.25    Form of Employment and Non-Competition Agreement among the
              Registrant, VideoCore and Jan Fandrianto dated December 12,
              1995. (Incorporated herein by reference to Exhibit 2.1 to
              the Form 8-K).*
     10.26    Form of Employment and Non-Competition Agreement among the
              Registrant, VideoCore and Chi-Shin Wang dated December 12,
              1995. (Incorporated herein by reference to Exhibit 21 to the
              Form 8-K).*
     10.27    Form of Employment Agreement and Promissory Note among the
              Registrant and John H. Barnet dated August 22 and September
              16, 1996, respectively. (Incorporated herein by reference to
              Exhibit 10.27 to the Registrant's Report on Form 10-Q, dated
              November 14, 1996.)*
     10.30    1997 Equity Incentive Plan and related agreements, as
              amended (Filed herewith).*
     11.01    Computation of Net Income Per Share.
     21.01    List of Registrant's subsidiaries.
     23.01    Consent of Independent Accountants.
     27.01    Financial Data Schedule.

---------------
  * Represents a management contract or compensatory plan of arrangement.

 ** Confidential treatment has been granted with respect to certain portions of this agreement.

     (b) Reports on Form 8-K: The Company did not file a report on Form 8-K during the quarter ended December 31, 1998.

     With the exception of the information incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.