Form 10-Q
period 1999-03-31
ESS TECHNOLOGY INC
filed 1999-05-14
CIK 907410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1999.

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

   Yes [X]        No [ ]

   As of April 12, 1999, the registrant had 40,265,729 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                                                         PAGE
                                                                                                                         ----
     Item 1.   Financial Statements:

           Condensed Consolidated Balance Sheets - March 31, 1999, unaudited and December 31, 1998, audited                3

           Condensed  Consolidated  Statements  of  Operations - three months ended March 31, 1999 and  1998, unaudited    4

           Condensed  Consolidated  Statements  of Cash Flows - three  months ended March 31, 1999 and 1998, unaudited     5

           Notes to  Condensed Consolidated Financial Statements                                                           6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                       8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                 14

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                                          15

     Item 4.   Submission of Matters to a Vote of Security Holders                                                        15

     Item 6.   Exhibits and Reports on Form 8-K                                                                           16

SIGNATURES


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 MAR. 31,       DEC. 31,
                                                                                   1999          1998
                                                                                -----------   -----------
                                                                                (UNAUDITED)    (AUDITED)
                        ASSETS

Current assets:
  Cash and cash equivalents ...............................................      $ 61,589      $ 65,752
  Short-term investments ..................................................        28,838        16,719
  Accounts receivable, net ................................................        34,109        37,830
  Inventories .............................................................        20,711        22,882
  Deferred income taxes ...................................................         6,372         6,372
  Prepaid expenses and other assets .......................................         1,546         4,142
                                                                                 --------      --------
    Total current assets ..................................................       153,165       153,697
Property and equipment, net ...............................................        37,324        38,000
Other assets ..............................................................        24,846        22,948
                                                                                 --------      --------
                                                                                 $215,335      $214,645
                                                                                 ========      ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ...................................      $ 47,731      $ 57,930
  Income taxes payable and deferred income taxes ..........................        16,313        14,643
                                                                                 --------      --------
    Total current liabilities .............................................        64,044        72,573
                                                                                 --------      --------
Commitments and Contingencies (Note 5)

Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding ..........................................            --            --
  Common stock, no par value, 100,000 shares authorized; 40,264 and 40,849
     shares issued and outstanding, respectively ..........................       136,615       137,312
  Retained earnings .......................................................        14,676         4,760
                                                                                 --------      --------
    Total shareholders' equity ............................................       151,291       142,072
                                                                                 --------      --------
          Total liabilities and shareholders' equity ......................      $215,335      $214,645
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

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                      THREE MONTHS ENDED
                                                 -----------------------------
                                                 MAR. 31, 1999   MAR. 31, 1998
                                                 -------------   -------------
Net revenues ...............................        $ 79,295       $ 52,876
Cost of revenues ...........................          48,047         49,146
                                                    --------       --------
    Gross profit ...........................          31,248          3,730

Operating expenses:
    Research and development ...............           9,025          8,092
    Selling, general and administrative ....           8,446          9,029
                                                    --------       --------

Operating income (loss) ....................          13,777        (13,391)

Nonoperating income, net ...................           1,061            369
                                                    --------       --------
Income (loss) before  provision for (benefit
  from) income taxes .......................          14,838        (13,022)

Provision for (benefit from) income taxes ..           2,226           (669)
                                                    --------       --------

Net income (loss) ..........................        $ 12,612       $(12,353)
                                                    ========       ========

Net  income  (loss) per share - basic ......        $   0.31       $  (0.30)
                                                    ========       ========

Net  income  (loss) per share - diluted ....        $   0.28       $  (0.30)
                                                    ========       ========
Shares used in calculating  net income
  (loss) per share - basic .................          40,579         40,776
                                                    ========       ========
Shares used in calculating net
  income (loss) per share - diluted ........          44,669         40,776
                                                    ========       ========


            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                   THREE MONTHS ENDED
                                                                                                --------------------------
                                                                                                 MAR. 31,         MAR. 31,
                                                                                                  1999              1998
                                                                                                --------          --------
             CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income (loss) ...........................................................      12,612          ($12,353)
               Adjustments  to reconcile net income (loss)
                  to net cash provided by (used in) operating activities:
                Depreciation and amortization ..............................................       4,777             3,127
                Change in assets and liabilities
                Accounts receivable ........................................................       3,721             3,345
                Inventories ................................................................       2,171             2,815
                Prepaid expenses and other assets ..........................................       2,596              (732)
                Accounts payable and accrued expenses ......................................     (10,199)              771
                Income taxes payable and deferred income taxes .............................       1,670                (5)
                                                                                                --------          --------
                       Net cash provided by (used in) operating activities .................      17,348            (3,032)
                                                                                                --------          --------

             Cash flows from investing activities:
               Acquisition of property and equipment .......................................      (2,999)           (6,835)
               Sale of short-term investments ..............................................       4,928             3,500
               Purchase of short-term investments ..........................................     (17,047)           (3,500)
               Purchase of long-term investment.............................................      (3,000)               --
                                                                                                --------          --------
                       Net cash used in investing activities investing activities ..........     (18,118)           (6,835)
                                                                                                --------          --------

             CASH FLOWS FROM FINANCING ACTIVITIES:
               Repurchase of common stock ..................................................      (3,450)              687
               Issuance of common stock ....................................................          57                --
                                                                                                --------          --------
                       Net cash provided by (used in) financing activities .................      (3,393)              687
                                                                                                --------          --------

             Net decrease in cash and cash equivalents .....................................      (4,163)           (9,180)

             Cash and cash equivalents at beginning of period ..............................      65,752            27,760
                                                                                                --------          --------
             Cash and cash equivalents at end of period ....................................    $ 61,589          $ 18,580
                                                                                                ========          ========

             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
               Cash paid for income taxes ..................................................    $    550          $      0
                                                                                                ========          ========

            See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

   The unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 1998 and 1997, included in the Company's Form 10-K. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends December 31, 1999.

NOTE 2.  BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                          Mar. 31,          Dec. 31,
                                                            1999              1998
                                                          --------          --------
Accounts receivable:
  Accounts receivable ................................    $ 38,037          $ 41,758
  Less: allowance for doubtful accounts ..............      (3,928)           (3,928)
                                                          --------          --------
                                                          $ 34,109            37,830
                                                          ========          ========
Inventories:
  Raw materials ......................................    $  1,878          $  6,307
  Work-in-process ....................................       3,272             4,429
  Finished goods .....................................      15,561            12,146
                                                          --------          --------
                                                          $ 20,711          $ 22,882
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

NOTE 4. EARNINGS PER SHARE

   Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires the Company to report both basic earnings per share, which are based on the weighted-average number of common shares outstanding, and diluted earnings per share, which are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.

                                                  Three Months Ended
                                 March 31, 1999                     March 31, 1998
                         ------------------------------    --------------------------------
                                                  Per                                Per
                           Net                   Share       Net                    Share
                         Income       Shares     Amount      Loss        Shares     Amount
                         --------     ------     ------    ---------     ------    --------
Basic EPS                 $12,612     40,579     $0.31     $(12,353)     40,776     ($0.30)
Effects of Dilutive
Securities:
  Stock options                --      4,090        --           --          --          --
                          -------     ------     -----     ---------     ------     -------
Diluted EPS               $12,612     44,669     $0.28     $(12,353)     40,776     ($0.30)
                          =======     ======     =====     =========     ======     =======

NOTE 5.  COMMITMENTS AND CONTINGENCIES

   In November 1995, the Company entered into agreements with two wafer foundries, Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") and United Microelectronics Corporation ("UMC"), in which the Company secured access to additional manufacturing capacity and to certain technology.

   Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million during 1996 and 1997 as deposits for wafers through 1999. The cash requirements associated with this agreement were two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments which were cancelled subsequent to the payments in 1996 and 1997. The payments can be applied to offset wafers purchased from 1996 to 1999, provided that the Company purchases not less than a certain specified number of wafers during each of the four years ending December 31, 1999. As of March 31, 1999, $21.8 million of the payment was applied and $10.1 million was included in long term other assets.

   Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other United States semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company has invested approximately $24.6 million in the joint venture. Under the terms of the agreement, the Company was to receive a 5% equity ownership in the joint venture company and certain capacity rights. The facility was scheduled to open during 1998, but several fires delayed construction. UMC has stated that it expects insurance will cover its recent fire losses at the joint venture foundry. On October 17, 1998, the Company entered into an agreement with UMC to sell UMC approximately 63.8 million shares of the joint venture for a purchase price of $22.5 million. Following the sale, the Company continued to hold 6 million shares of stock. On April 8, 1999, the Company sold its remaining 6 million shares of stock of the joint venture for a purchase price of $2.1 million. The Company received the cash on April 30, 1999.

   The Company is involved in litigation in the normal course of operations. Management believes that the outcome of the litigation will not have a material adverse effect on the Company's financial position or results of operations. See Part II, Item 1. "Legal Proceedings"

NOTE 6. REPURCHASE OF COMMON STOCK

   On October 20, 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to $7.0 million dollars of the Company's shares of common stock at market prices and as the market and business conditions warrant. As of March 31, 1999, the Company had repurchased approximately 1.1 million shares at market prices ranging from $3.17 to $6.45 per share.

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

   This information should be read along with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Item I of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended December 31, 1998 and 1997, contained in the Company's Annual Report filed on Form 10-K.

RESULTS OF OPERATIONS

   The following table discloses key elements of the statements of operations, expressed as a percentage of revenues.

                                                      THREE MONTHS ENDED
                                                ----------------------------
                                                MAR. 31, 1999  MAR. 31, 1998
                                                -------------  -------------

Net revenues ...............................        100.0%          100.0%
Cost of revenues ...........................         60.6            92.9
                                                  -------         -------
  Gross margin                                       39.4             7.1

Operating expenses:
  Research and development .................         11.4            15.3
  Selling, general and administrative ......         10.6            17.1
                                                  -------         -------
Operating income (loss) ....................         17.4           (25.3)
Nonoperating income, net ...................          1.3             0.7
                                                  -------         -------
Income (loss) before income taxes ..........         18.7           (24.6)
Provision for (benefit from) income taxes ..          2.8            (1.2)
                                                  -------         -------

Net income (loss)                                    15.9%          (23.4)%
                                                  =======         =======

   Net Revenues. The Company's net revenues increased 50% to $79.3 million in the first quarter of 1999, from $52.9 million in the first quarter of 1998. The increase in net revenues was a result of higher overall unit shipments which were partially offset by lower average selling prices ("ASP"). International revenues accounted for approximately 97% and 87% of the Company's net revenues in the first quarter of 1999 and 1998, respectively.

   Gross Profit. The Company's gross profit increased from $3.7 million in the first quarter of 1998 to $31.2 million in the first quarter of 1999. The increase in gross profit was the result of increased unit shipments of the Company's PC audio and video semiconductor products, continued reduction of product cost, favorable manufacturing yields and a reduction in inventory reserves charges.

   Research and Development. Research and development expenses were $9.0 million in the first quarter of 1999, or 11% of net revenues, compared to $8.1 million, or 15% of net revenues in the first quarter of 1998. The increase in absolute dollars was primarily due to the increase in the Company's engineering staff and related expenses and depreciation and amortization.

   Selling, General and Administrative. Selling, general and administrative expenses were $8.4 million in the first quarter of 1999, or 11% of net revenues, compared to $9.0 million, or 17% of net revenues, in the first quarter of 1998. The decrease in absolute dollars was primarily due to a $1.0 million charge for a legal issue associated with the patent litigation with Creative Technology, Ltd., which was taken in the first quarter of 1998 and not in the first quarter of 1999.

   Non-Operating Income, Net. Non-operating income, net was $1.1 million in the first quarter of 1999 compared to $.4 million in the first quarter of 1998. Non-operating income, net consisted primarily of interest income. The increase in interest income is due to the increase in the Company's cash balance holdings.

   Provision for Income Taxes. The Company's effective tax rate was 15% and 5% for the first quarter of 1999 and 1998, respectively. The tax rate for the first quarter of 1999 of 15% was lower than the combined federal and state statutory rate of 40% as a result of the lower foreign tax rate on earnings from the Company's foreign subsidiary that were considered to be permanently reinvested. The effective tax rate for the first quarter of 1998 was affected by inventory reserves taken in the Company's offshore subsidiary at a zero tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At March 31, 1999, ESS had cash and cash equivalents and short-term investments of $90.4 million and working capital of $89.1 million. As of March 31, 1999, the Company had a $15.0 million bank line of credit expiring on October 1, 2001. The line of credit requires the Company to achieve certain financial ratios and operating results. As of March 31, 1999, the Company was in compliance with its borrowing criteria. The line of credit was secured by land and buildings with a net book value of $23.9 million. There were no borrowings under this line of credit as of March 31, 1999.

   In the first three months of 1999, the Company generated $17.3 million in cash from operating activities. This resulted from net income of $12.6 million, depreciation and amortization of $4.8 million, a decrease in accounts receivable of $3.7 million, in inventory of $2.2 million, in prepaid and other assets of $2.6 million and an increase in income taxes payable of $1.6 million, offset in part by a decrease in accounts payable and accrued expenses of $10.2 million. The Company invested $12.1 million in net purchases of short-term investments, $3.0 million in long term investment, $3.0 million in property and equipment and $3.4 million in common stock repurchases.

   The Company believes that its existing cash and cash equivalents as of March 31, 1999 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $12.0 million, which will be primarily used to acquire capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

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

   With respect to its internal IT computer systems, the Company has completed the inventory and review phases of the Y2K program and has been in the repair or replacement phase. In February 1998, the Company began to install Year 2000 compliant programs from Oracle Corporation for approximately 80 percent of it business systems. This installation was fully implemented by the end of 1998. With respect to the remaining internal IT computer systems that are not yet Year 2000 compliant, the Company plans to either replace or upgrade them by the end of September 1999.

   The Company has completed the inventory phase and Year 2000 compatibility of its non-IT systems. To date, about 80 percent of its non-IT systems are Year 2000 compliant. The Company plans to repair or replace those that are not yet Year 2000 compliant by the end of June 1999.

   The Company has been working with its key suppliers and contract manufacturers to assess the possible effect of their Year 2000 readiness on the Company's operations. Although these suppliers and contract manufacturers have notified the Company that they have been addressing the problem, they have not provided specific assurance regarding Year 2000 compliance of their systems and software. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure of such key suppliers and contract manufacturers to address Year 2000 issues could have a material adverse impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

   Costs of the Assessment and Modification. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. Through March 31, 1999, the Company has spent $2.7 million to implement Year 2000 compliant programs from Oracle Corporation. The Company estimates that it may spend up to an additional $200,000 for other replacement or upgrades and for communicating with key suppliers and customers.

   Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that its Year 2000 Program will help to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material key suppliers and customers. The Company believes that, with the implementation of new business systems and completion of Year 2000 Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

   We are at work on the development of various types of contingency plans to address potential problems with critical internal systems and third party interactions. Our contingency plans include procedures for dealing with a major disruption of internal business systems, plans for factory shutdown and identification of alternative vendors of critical materials in the event Year 2000 related disruption in supply. Contingency planning will continue through at least 1999, and will depend heavily on the results of remediation and testing of critical systems. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. We cannot assure you that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure will not have a material adverse affect on the Company.

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

   Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in unit average selling prices ("ASPs") of the Company's products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, seasonal customer demand, the timing of significant orders and significant increases in expenses associated with the expansion of operations. The Company's operating results could also be adversely affected by economic conditions in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future. The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected or forecasted sales levels are not realized, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

   Competition; Pricing Pressures. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. The Company currently competes with add-in card suppliers and other semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be at lower costs or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the average selling prices ("ASPs") and margins of the Company's products. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for the Company's products are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected. See "Factors That May Affect Future Results -- Potential Fluctuations in Operating Results."

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

   Dependence on the PC and Consumer Markets. In first quarter of 1999, sales of PC audio semiconductor chips accounted for a significant portion of the Company's net revenues, and the Company expects that sales of PC audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. In first quarter of 1999, sales of video semiconductor chips to the video compact disk ("VCD") player market accounted for a majority of the Company's revenues. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs or VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Importance of New Products and Technological Changes. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by its customers, the Company must anticipate market trends and meet performance, quality and functionality requirements of such OEMs and must successfully develop and manufacture products that adhere to these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to volume sales of new products, if any. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks, such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In first quarter of 1999 and 1998, sales to the Company's top five customers, including sales to distributors, accounted for approximately 57% and 62%, respectively, of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

    International Operations. During first quarter 1999 and 1998, international sales accounted for a substantially all of the Company's net revenues. Substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, Peoples Republic of China, Japan and Singapore. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

   In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Currently, all of the Company's product sales and all of its arrangements with foundries and assembly and test vendors provide for pricing and payment in U.S. dollars. In first quarter of 1999, the effect of significant currency fluctuations in Asia had no material impact on the Company. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. To date, the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Furthermore, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations or require the Company to modify its current business practices.

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

   Uncertainty Regarding Patents and Protection of Proprietary Rights.
The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of March 31, 1999, the Company had 9 patents granted in the United States, which expire over time, commencing in 1999 and ending in 2015, and 12 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

   The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Except for the Lemelson Foundation complaint (See "Part 2 Item 1. Legal Proceedings"), there was no pending intellectual property litigation against the Company. However, the Company or its foundries may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

   The Company currently licenses certain of the technology utilized by the Company in its products, and expects to continue to do so in the future. The Company has no current plans to grant licenses with respect to its products or technology; however, it may become necessary for the Company to enter into product licenses in the future in order, among other things, to secure foundry capacity. Although the Company has in the past granted licenses to certain of its technology, such licenses have been limited and the Company has not derived material revenues from such licenses in recent periods.

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

   Control by Existing Shareholders. As of March 31, 1999, Fred S.L. Chan, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children beneficially owned, in the aggregate, 38% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Additionally, Fred S.L. Chan and Annie M.H. Chan announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. As of March 31, 1999, such purchases had totaled $1.4 million representing 241,000 shares at prices ranging from $5.15 to $6.56.

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

   Year 2000 Compliance. The dates on which the Company believes the Year 2000 Program (the "Y2K Program") will be completed are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnectedness of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

   Euro Conversion. The Company is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The Company does not expect the cost of any system modifications to be material or result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro, however, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Foreign Exchange Risks. The Company funds its operations from cash generated from its operations, the sale of marketable securities and short and long-term debt. As the Company operates primarily in Asia, the Company is exposed to market risk from changes in foreign exchange rates, which could affect its results of operations and financial condition. The Company's product sales and all of its arrangements with its foundry and test and assembly vendors are denominated in U.S. dollars. The Company has not entered into any currency hedging activities.

   Interest Rate Risks. The Company invests in short-term investments. Consequently, the Company is exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, the Company invests in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sales and at March 31, 1999, the fair market value of the Company's investments approximated their costs.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 26, 1999, the Company was named in a complaint, along with 87 other defendants, brought by the Lemelson Medical, Education & Research Foundation (the "Lemelson Foundation") in the United States District Court for the District of Arizona, no. Civ99-0377PHXRGS. The complaint alleges infringement of unspecified claims in some or all of sixteen U.S. patents, and seeks both injunctive relief and unspecified damages, with a request for damage enhancement and attorneys' fees pursuant to 35 U.S.C. section 285. The Company has not yet been formally served with the complaint, and has been approached by representatives of the Lemelson Foundation suggesting that it agree to a license. The Company is studying this proposal, and is also investigating possible indemnification by its vendors and/or joint defense arrangements with other defendants. Although the ultimate outcome of this matter is not currently determinable, the Company believes, based in part on the licensing terms offered by Lemelson Foundation, that the resolution of the matter will not have a material adverse effect on the Company's financial position or liquidity. However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

       27.01 -- Financial Data schedule

   (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended March 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ESS TECHNOLOGY, INC.
                                  (Registrant)

Date:   May 13, 1999              By: /s/ FRED S.L. CHAN
                                      ---------------------------------------
                                      Fred S.L. Chan
                                      President, Chief Executive Officer
                                      and Chairman of the Board

Date:   May 13, 1999              By: /s/ DALE R. LINDLY
                                      ---------------------------------------
                                      Dale R. Lindly
                                      Chief Financial Officer and Secretary

Date:   May 13, 1999              By: /s/ HOWARD N. HIDESHIMA
                                      ---------------------------------------
                                      Howard N. Hideshima
                                      Vice President, Finance and Chief
                                      Accounting Officer

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                      DESCRIPTION
 ------                      -----------

   27.01            Financial Data Schedule
