Form 10-Q
period 1999-06-30
ESS TECHNOLOGY INC
filed 1999-08-05
CIK 907410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the quarterly period ended June 30, 1999.

                                   OR

            [ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from: ___________ to: __________ .

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

    Yes [X] No [ ]

    As of July 23, 1999, the registrant had 40,323,722 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

                                                                                                                        PAGE
                                                                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets - June 30, 1999, unaudited and December 31, 1998, audited               3

            Condensed Consolidated Statements of Operations - three and six months ended
                June 30, 1999 and 1998, unaudited                                                                         4

            Condensed Consolidated Statements of Cash Flows - six months ended
                June 30, 1999 and 1998, unaudited                                                                         5

            Notes to Condensed Consolidated Financial Statements                                                          6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                         8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                   17

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                            17

Item 4.     Submission of Matters to a Vote of Security Holders                                                          17

Item 6.     Exhibits and Reports on Form 8-K                                                                             18

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)

                                                                        JUN. 30,      DEC. 31,
                                                                          1999          1998
                                                                       -----------    --------
                                        ASSETS
Current assets:
  Cash and cash equivalents ......................................      $ 68,550      $ 65,752
  Short-term investments .........................................        37,482        16,719
  Accounts receivable, net .......................................        31,025        37,830
  Inventories ....................................................        34,426        22,882
  Deferred income taxes ..........................................         6,372         6,372
  Prepaid expenses and other assets ..............................         2,451         4,142
                                                                        --------      --------
    Total current assets .........................................       180,306       153,697
Property and equipment, net ......................................        36,724        38,000
Other assets .....................................................        14,988        22,948
                                                                        --------      --------
                                                                        $232,018      $214,645
                                                                        ========      ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ..........................      $ 56,600      $ 57,930
  Income taxes payable and deferred income taxes .................        16,637        14,643
                                                                        --------      --------
    Total current liabilities ....................................        73,237        72,573
                                                                        --------      --------
Commitments and Contingencies (Note 5)

Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding .................................            --            --
  Common stock, no par value, 100,000 shares authorized;
     40,318 and 40,849 shares issued and outstanding,
     respectively ................................................       135,353       137,312
  Retained earnings ..............................................        23,428         4,760
                                                                        --------      --------
    Total shareholders' equity ...................................       158,781       142,072
                                                                        --------      --------
          Total liabilities and shareholders' equity .............      $232,018      $214,645
                                                                        ========      ========

           See notes to condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          -------------------------------      ----------------------------------
                                                          JUN. 30, 1999     JUN. 30, 1998      JUN. 30, 1999        JUN. 30, 1998
                                                          -------------     -------------      -------------        -------------
Net revenues ..........................................     $ 67,228           $ 34,835            $146,523           $ 87,711
Cost of revenues ......................................       40,873             33,262              88,920             82,408
                                                            --------           --------            --------           --------
    Gross profit ......................................       26,355              1,573              57,603              5,303
Operating expenses:
    Research and development ..........................        8,642              6,933              17,667             15,025
    Selling, general and administrative ...............        9,523              8,632              17,969             17,661
                                                            --------           --------            --------           --------
Operating income (loss) ...............................        8,190            (13,992)             21,967            (27,383)
Nonoperating income, net ..............................        1,149                347               2,210                716
                                                            --------           --------            --------           --------
Income (loss) before  provision for (benefit
    from) income taxes ................................        9,339            (13,645)             24,177            (26,667)
Provision for (benefit from) income taxes .............        1,401               (683)              3,627             (1,352)
                                                            --------           --------            --------           --------
Net income (loss) .....................................     $  7,938           $(12,962)           $ 20,550           $(25,315)
                                                            ========           ========            ========           ========
Net income (loss) per share - basic ...................     $   0.20           $  (0.32)           $   0.51           $  (0.62)
                                                            ========           ========            ========           ========
Net income (loss) per share - diluted .................     $   0.18           $  (0.32)           $   0.46           $  (0.62)
                                                            ========           ========            ========           ========
Shares used in calculating  net income (loss)
    per share - basic .................................       40,294             40,967              40,436             40,870
                                                            ========           ========            ========           ========
Shares used in calculating net income (loss)
    per share - diluted ...............................       45,133             40,967              44,934             40,870
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

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                            Six Months Ended
                                                                        -------------------------
                                                                        June 30          June 30
                                                                          1999             1998
                                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................................     20,550         $(25,315)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
   Depreciation and amortization ....................................      8,039            6,156
   Change in assets and liabilities:
   Accounts receivable ..............................................      6,805           15,168
   Inventories ......................................................    (11,544)          14,640
   Prepaid expenses and other assets ................................      8,211           (1,364)
   Accounts payable and accrued expenses ............................     (1,330)          (2,512)
   Income taxes payable and deferred income taxes ...................      1,994             (739)
                                                                        --------         --------
          Net cash provided by operating activities .................     32,725            6,034
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .............................     (4,506)          (8,628)
  Sale of short-term investments ....................................      6,878           10,511
  Sale of joint venture .............................................      2,183               --
  Purchase of short-term investments ................................    (27,641)          (3,500)
  Purchase of long-term investments .................................     (3,000)              --
                                                                        --------         --------
          Net cash used in investing activities .....................    (26,086)          (1,617)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock ........................................     (4,228)              --
  Issuance of common stock ..........................................        387              795
                                                                        --------         --------
          Net cash provided by (used in) financing activities .......     (3,841)             795
                                                                        --------         --------

Net increase in cash and cash equivalents ...........................      2,798            5,212

Cash and cash equivalents at beginning of period ....................     65,752           27,760
                                                                        --------         --------
Cash and cash equivalents at end of period ..........................   $ 68,550         $ 32,972
                                                                        ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes ........................................   $  1,530         $     --
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

NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                           JUN. 30,     DEC. 31,
                                                             1999         1998
                                                           --------     --------
Accounts receivable:
  Accounts receivable ..................................   $ 34,900     $ 41,758
  Less: allowance for doubtful accounts ................     (3,875)      (3,928)
                                                           --------     --------
                                                           $ 31,025     $ 37,830
                                                           ========     ========
Inventories:
  Raw materials ........................................   $  7,461     $  6,307
  Work-in-process ......................................      2,127        4,429
  Finished goods .......................................     24,838       12,146
                                                           --------     --------
                                                           $ 34,426     $ 22,882
                                                           ========     ========

NOTE 3. REVENUE RECOGNITION

    Revenue from product sales is recognized at the time of shipment except for certain shipments to distributors with rights of return and allowances, in which case, revenue is deferred until the distributor resells the product. For sales recognized at the time of shipment, reserves for estimated returns and price adjustments are provided at the time of shipment.

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

                                                       THREE MONTHS ENDED
                         -------------------------------------------------------------------------------
                                     JUN. 30, 1999                            JUN. 30, 1998
                         ------------------------------------      -------------------------------------
                                                       PER                                        PER
                            NET                       SHARE          NET                         SHARE
                          INCOME        SHARES        AMOUNT         LOSS          SHARES        AMOUNT
                         --------      --------      --------      --------       --------      --------
Basic EPS                $  7,938        40,294      $   0.20      $(12,962)        40,967      $  (0.32)
Effects of Dilutive
Securities:
  Stock options                --         4,839                          --             --
                         --------      --------                    --------       --------
Diluted EPS              $  7,938        45,133      $   0.18      $(12,962)        40,967      $  (0.32)
                         ========      ========                    ========       ========

                                                         SIX MONTHS ENDED
                         -------------------------------------------------------------------------------
                                     JUN. 30, 1999                            JUN. 30, 1998
                         ------------------------------------      -------------------------------------
                                                       PER                                        PER
                            NET                       SHARE          NET                         SHARE
                          INCOME        SHARES        AMOUNT         LOSS          SHARES        AMOUNT
                         --------      --------      --------      --------       --------      --------
Basic EPS                $ 20,550        40,436      $   0.51      $(25,315)        40,870      $  (0.62)
Effects of Dilutive
Securities:
  Stock options                --         4,498                          --             --
                         --------      --------                    --------       --------
Diluted EPS              $ 20,550        44,934      $   0.46      $(25,315)        40,870      $  (0.62)
                         ========      ========                    ========       ========

NOTE 5. COMMITMENTS AND CONTINGENCIES

    In November 1995, the Company entered into agreements with two wafer foundries, Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") and United Microelectronics Corporation ("UMC"), in which the Company secured access to additional manufacturing capacity and to certain technology.

    Under the TSMC agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million during 1996 and 1997 as deposits for wafers through 1999. The cash requirements associated with this agreement were two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments which were cancelled subsequent to the payments in 1996 and 1997. The payments can be applied to offset wafers purchased from 1996 to 1999, provided that the Company purchases not less than a certain specified number of wafers during each of the four years ending December 31, 1999. As of June 30, 1999, $28.4 million of the payment was applied and $3.6 million was included in long term other assets.

    Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other United States semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company had invested approximately $24.6 million in the joint venture. Under the terms of the agreement, the Company was to receive a 5% equity ownership in the joint venture company and certain capacity rights. The facility was scheduled to open during 1998, but several fires delayed construction. UMC has stated that it expects insurance will cover its recent fire losses at the joint venture foundry. On October 17, 1998, the Company entered into an agreement with UMC to sell UMC approximately 63.8 million shares of the joint venture for a purchase price of $22.5 million. Following the sale, the Company continued to hold 6 million shares of stock. On April 8, 1999, the Company sold its remaining 6 million shares of stock of the joint venture at book value for a purchase price of $2.2 million. The Company received the cash on April 30, 1999.

    The Company is involved in litigation in the normal course of operations. Management believes that the outcome of the litigation will not have a material adverse effect on the Company's financial position or results of operations. See
Part II, Item 1. "Legal Proceedings"

NOTE 6. REPURCHASE OF COMMON STOCK

    On October 20, 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to $7.0 million dollars of the Company's shares of common stock at market prices and as market and business conditions warrant. As of June 30, 1999, the Company had repurchased approximately 1.2 million shares at market prices ranging from $3.17 to $9.93 per share.

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

RESULTS OF OPERATIONS

    The following table discloses key elements of the statements of operations, expressed as a percentage of revenues.

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    -----------------------------    ----------------------------
                                                    JUN. 30, 1999   JUN. 30, 1998    JUN. 30, 1999  JUN. 30, 1998
                                                    -------------   -------------    -------------  -------------
Net revenues .....................................      100.0%          100.0%           100.0%          100.0%
Cost of revenues .................................       60.8            95.5             60.7            94.0
                                                       ------          ------           ------          ------
  Gross margin ...................................       39.2             4.5             39.3             6.0

Operating expenses:
  Research and development .......................       12.8            19.9             12.0            17.1
  Selling, general and administrative ............       14.2            24.8             12.3            20.1
                                                       ------          ------           ------          ------
Operating income (loss) ..........................       12.2           (40.2)            15.0           (31.2)
Nonoperating income, net .........................        1.7             1.0              1.5             0.8
                                                       ------          ------           ------          ------
Income (loss) before income taxes ................       13.9           (39.2)            16.5           (30.4)
Provision for (benefit from) income taxes ........        2.1            (2.0)             2.5            (1.5)
                                                       ------          ------           ------          ------
Net income (loss) ................................       11.8%          (37.2)%           14.0%          (28.9)%
                                                       ======          ======           ======          ======

    Net Revenues. The Company's net revenues increased 93% to $67.2 million in the second quarter of 1999, from $34.8 million in the second quarter of 1998. The increase in net revenues was a result of an increase in overall unit shipments which were partially offset by a decrease in average selling prices ("ASP"). International revenues accounted for approximately 94% and 88% of the Company's net revenues in the second quarter of 1999 and 1998, respectively.

    Gross Profit. The Company's gross profit increased from $1.6 million in the second quarter of 1998 to $26.4 million in the second quarter of 1999. The increase in gross profit was the result of increased unit shipments of the Company's PC audio and video semiconductor products, continued reduction of product costs, favorable manufacturing yields and a reduction in inventory reserves charges.

    Research and Development. Research and development expenses were $8.6 million in the second quarter of 1999, or 13% of net revenues, compared to $6.9 million, or 20% of net revenues in the second quarter of 1998. The absolute dollar increase was primarily due to an increase in software maintenance, payroll, mask and engineering expenses.

    Selling, General and Administrative. Selling, general and administrative expenses were $9.5 million in the second quarter of 1999, or 14% of net revenues, compared to $8.6 million, or 25% of net revenues, in the second quarter of 1998. The increase in absolute dollars was primarily due to an increase in marketing and promotion expenses.

    Non-Operating Income. Non-operating income was $1.1 million in the second quarter of 1999 compared to $.3 million in the second quarter of 1998. Non-operating income, net consisted primarily of interest income. The increase in interest income is due to the increase in the Company's cash and short term investment balance holdings.

    Provision for (Benefit from) Income Taxes. The Company's effective tax rate was 15% and (5%) for the second quarter of 1999 and 1998, respectively. The tax rate for the second quarter of 1999 of 15% was lower than the combined federal and state statutory rate of 40% as a result of the lower foreign tax rate on earnings from the Company's foreign subsidiary that were considered to be permanently reinvested. The effective tax rate for the second quarter of 1998 was affected by inventory reserves taken in the Company's offshore subsidiary at a zero tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At June 30, 1999, ESS had cash and cash equivalents and short-term investments of $106.0 million and working capital of $107.1 million. As of June 30, 1999, the Company had a $15.0 million bank line of credit expiring on October 1, 2001. The line of credit requires the Company to achieve certain financial ratios and operating results. As of June 30, 1999, the Company was in compliance with its borrowing criteria. The line of credit was secured by land and buildings with a net book value of $23.9 million. There were no borrowings under this line of credit as of June 30, 1999.

    In the first six months of 1999, the Company generated $32.7 million in cash from operating activities. This resulted from net income of $20.6 million, depreciation and amortization of $8.0 million, a decrease in accounts receivable of $6.8 million, in prepaid and other assets of $8.2 million and an increase in income taxes payable of $2.0 million, offset in part by an increase in inventory of $11.6 million, a decrease in accounts payable and accrued expenses of $1.3 million. The Company invested $20.8 million in net purchases of short- term investments, $4.5 million in property and equipment, $3.0 million in purchase of long-term investment and $4.2 million in common stock repurchases. The Company received $2.2 million from the sale of its UICC investment and $.4 million from the issuance of common stock.

    The Company believes that its existing cash and cash equivalents as of June 30, 1999 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $13.8 million, which will be primarily used to acquire capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

YEAR 2000 ISSUES

    General. The Company is currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to Year 2000 in order to remain functional. In July 1999, the Company had substantially completed its Year 2000 compliance.

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

    The Company has completed its review of substantially all ESS manufactured products for Year 2000 compliance purposes. The Company believes that substantially all of the Company's products are Year 2000 compliant.

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

    The Company has completed the inventory phase and Year 2000 compatibility of its non-IT systems. To date, about 90 percent of its non-IT systems are Year 2000 compliant. The Company plans to repair or replace those that are not yet Year 2000 compliant by the end of September 1999.

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

    Costs of the Assessment and Modification. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. Through June 30, 1999, the Company has spent $2.7 million to implement Year 2000 compliant programs from Oracle Corporation. The Company estimates that it may spend up to an additional $229,000 for other replacement or upgrades and for communicating with key suppliers and customers.

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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

    This report contains certain forward-looking statements that are subject to risk and uncertainties. For such statements, the Company desires to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E of and Rule 3b-6 under the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements regarding the Company's expectations, intentions or future strategies and involve known and unknown risks, uncertainties and other factors. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements.

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

    Dependence on the PC and Consumer Markets. In second quarter of 1999, sales of PC audio semiconductor chips accounted for a majority of the Company's net revenues, and the Company expects that sales of PC audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. In the second quarter of 1999, sales of video semiconductor chips to the video compact disk ("VCD") player market accounted for a significant portion of the Company's revenues. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs or VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In the second quarter of 1999 and 1998, sales to the Company's top five customers, including sales to distributors, accounted for approximately 57% and 52%, respectively, of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

    International Operations. During second quarter 1999 and 1998, international sales accounted for a substantially all of the Company's net revenues. During second quarter 1999 substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, Japan, Singapore and Peoples Republic of China. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

    In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Currently, all of the Company's product sales and all of its arrangements with foundries and assembly and test vendors provide for pricing and payment in U.S. dollars. In the second quarter of 1999, the effect of significant currency fluctuations in Asia had no material impact on the Company. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. To date, the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Furthermore, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations or require the Company to modify its current business practices.

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

    Uncertainty Regarding Patents and Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of June 30, 1999, the Company had 9 patents granted in the United States, which expire over time, commencing in 1999 and ending in 2015, and 12 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

    Control by Existing Shareholders. As of June 30, 1999, Fred S.L. Chan, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children beneficially owned, in the aggregate, 38% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Additionally, Fred S.L. Chan and Annie M.H. Chan announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. Between April 1998 and May 1998, such purchases had totaled $1.4 million representing 241,000 shares at prices ranging from $5.15 to $6.56. Between June 1998 and June 1999, the Chan's refrained from the purchase of the Company's shares in part due to the Company's repurchase program which was completed in April 1999.

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

    Interest Rate Risks. The Company invests in short-term investments. Consequently, the Company is exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, the Company invests in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sales and at June 30, 1999, the fair market value of the Company's investments approximated their costs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of ESS Technology, Inc. was held on May 25, 1999 in Santa Clara, California. Of the total of 40,265,729 shares outstanding as of the record date, 30,624,356 were present or represented by proxies at the meeting. The table below presents the results of the election of the Company's board of directors.

                                                  Votes            Votes
                                                   For            Withheld
                                                  -----           --------
Fred S.L. Chan                                 30,465,733         158,623
Annie M.H. Chan                                30,460,453         163,903
Matthew Fong                                   30,465,269         159,087
Dominic Ng                                     30,467,269         157,087
Peter T. Mok                                   30,471,369         152,987
Ilbok Lee                                      30,474,369         149,987

    The shareholders ratified the selection of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 1999. The proposal received 30,486,603 affirmative votes, 94,343 negative votes, 43,410 abstentions and 0 broker nonvotes.

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

                                 ESS TECHNOLOGY, INC. (Registrant)

Date:   August 5, 1999           By:  /s/     FRED S.L. CHAN
                                      ------------------------------------------
                                      Fred S.L. Chan
                                      President, Chief Executive Officer and
                                      Chairman of the Board

Date:   August 5, 1999           By:  /s/     DALE R. LINDLY
                                      ------------------------------------------
                                      Dale R. Lindly
                                      Chief Financial Officer and Secretary

Date:   August 5, 1999           By:  /s/      HOWARD N. HIDESHIMA
                                      ------------------------------------------
                                      Howard N. Hideshima
                                      Vice President, Finance and
                                      Chief Accounting Officer

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER        DESCRIPTION
     ------        -----------
     27.01         Financial Data Schedule