Form 10-Q
period 1999-09-30
ESS TECHNOLOGY INC
filed 1999-11-03
CIK 907410

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 1999.

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

                              Yes [X]    No [ ]

        As of Oct. 20, 1999, the registrant had 40,961,764 shares of common stock outstanding.



================================================================================

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets - September 30, 1999,
          and December 31, 1998                                              3

          Condensed Consolidated Statements of Operations - three and
          nine months ended September 30, 1999, and 1998                     4

          Condensed Consolidated Statements of Cash Flows -
          nine months ended September 30, 1999, and 1998                     5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 15



Item 6.   Exhibits and Reports on Form 8-K                                  18

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                SEPT. 30,     DEC. 31,
                                                                  1999          1998
                                                                ---------     --------
                                                               (UNAUDITED)    (AUDITED)
                                       ASSETS

Current assets:
  Cash and cash equivalents ..............................      $ 64,450      $ 65,752
  Short-term investments .................................        45,511        16,719
  Accounts receivable, net ...............................        37,897        37,830
  Inventories ............................................        29,663        22,882
  Deferred income taxes ..................................         6,372         6,372
  Prepaid expenses and other assets ......................         1,225         4,142
                                                                --------      --------
    Total current assets .................................       185,118       153,697
Property and equipment, net ..............................        40,444        38,000
Other assets .............................................         9,603        22,948
                                                                --------      --------
          Total Assets ...................................      $235,165      $214,645
                                                                ========      ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ..................      $ 53,857      $ 57,930
  Income taxes payable and deferred income taxes .........        12,984        14,643
                                                                --------      --------
    Total current liabilities ............................        66,841        72,573
                                                                --------      --------
Commitments and Contingencies (Note 5)

Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding .........................            --            --
  Common stock, no par value, 100,000 shares authorized;
     40,923 and 40,849 shares issued and outstanding,
     respectively ........................................       136,774       137,312
  Retained earnings ......................................        31,550         4,760
                                                                --------      --------
    Total shareholders' equity ...........................       168,324       142,072
                                                                --------      --------
          Total liabilities and shareholders' equity .....      $235,165      $214,645
                                                                ========      ========

See notes to accompanying unaudited condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                        THREE MONTHS ENDED                       NINE  MONTHS ENDED
                                                 ---------------------------------       -----------------------------------
                                                 SEPT. 30, 1999     SEPT. 30, 1998       SEPT. 30, 1999       SEPT. 30, 1998
                                                 --------------     --------------       --------------       --------------
Net revenues ...........................            $75,400            $ 52,309             $221,923            $ 140,020
Cost of revenues .......................             46,949              43,683              135,869              126,091
                                                    -------            --------             --------            ---------
  Gross profit .........................             28,451               8,626               86,054               13,929
Operating expenses:
  Research and development .............              9,637               8,134               27,304               23,159
  Selling, general and administrative ..             10,460               8,815               28,429               26,476
                                                    -------            --------             --------            ---------
Operating income (loss) ................              8,354              (8,323)              30,321              (35,706)
Nonoperating income, net ...............              1,202                 466                3,412                1,183
                                                    -------            --------             --------            ---------
Income (loss) before provision for
  (benefit from) income taxes ..........              9,556              (7,857)              33,733              (34,523)

Provision for (benefit from) income
  taxes ................................              1,433                (388)               5,060               (1,739)
                                                    -------            --------             --------            ---------
Net income (loss) ......................            $ 8,123            $ (7,469)            $ 28,673            $ (32,784)
                                                    =======            ========             ========            =========
Net income (loss) per share - basic ....            $  0.20            $  (0.18)            $   0.71            $   (0.80)
                                                    =======            ========             ========            =========
Net income (loss) per share - diluted ..            $  0.18            $  (0.18)            $   0.63            $   (0.80)
                                                    =======            ========             ========            =========
Shares used in calculating net income
  (loss) per share - basic .............             40,545              41,094               40,485               40,953
                                                    =======            ========             ========            =========

Shares used in calculating net income
  (loss) per share - diluted ...........             46,021              41,094               45,518               40,953
                                                    =======            ========             ========            =========


See notes to accompanying unaudited condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                          NINE MONTHS ENDED
                                                                      -------------------------
                                                                      SEPT. 30,        SEPT. 30,
                                                                        1999             1998
                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................        $ 28,673         $(32,784)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
   Depreciation and amortization .............................          10,872            9,430
   Change in assets and liabilities:
   Accounts receivable .......................................             (67)           2,740
   Inventories ...............................................          (6,781)          15,349
   Prepaid expenses and other assets .........................          12,997           10,950
   Accounts payable and accrued expenses .....................          (4,073)          (6,238)
   Income taxes payable and deferred income taxes ............          (1,659)          (1,126)
                                                                      --------         --------
          Net cash provided by operating activities ..........          39,962           (1,679)
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ......................          (9,234)          (9,999)
  Sale of short-term investments .............................          15,382           18,023
  Sale of joint venture ......................................           2,183               --
  Purchase of short-term investments .........................         (44,174)         (11,029)
  Purchase of long-term investments ..........................          (3,000)              --
                                                                      --------         --------
      Net cash used in investing activities ..................         (38,843)          (3,005)
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock .................................          (4,228)              --
  Issuance of common stock ...................................           1,807              827
                                                                      --------         --------
      Net cash provided by (used in) financing activities ....          (2,421)             827
                                                                      --------         --------

Net increase in cash and cash equivalents ....................          (1,302)          (3,857)

Cash and cash equivalents at beginning of period .............          65,752           27,760
                                                                      --------         --------
Cash and cash equivalents at end of period ...................        $ 64,450         $ 23,903
                                                                      ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes .................................        $  6,616         $      0
                                                                      ========         ========


See notes to accompanying unaudited condensed consolidated financial statements.

                              ESS TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

    The unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto for the years ended December 31, 1998 and 1997, included in the Company's Form 10-K. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends December 31, 1999.

NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                         SEPT. 30,    DEC. 31,
                                                           1999         1998
                                                         ---------    --------
          Accounts receivable:
            Accounts receivable .....................    $ 40,250     $ 41,758
            Less: allowance for doubtful accounts....      (2,353)      (3,928)
                                                         --------     --------
                                                         $ 37,897     $ 37,830
                                                         ========     ========
          Inventories:
            Raw materials ...........................    $  2,928     $  6,307
            Work-in-process .........................       6,627        4,429
            Finished goods ..........................      20,108       12,146
                                                         --------     --------
                                                         $ 29,663     $ 22,882
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

                                                      THREE MONTHS ENDED
                                    -------------------------------------------------------
                                         SEPT. 30, 1999               SEPT. 30, 1998
                                    -------------------------   ---------------------------
                                                       PER                            PER
                                     NET              SHARE       NET                SHARE
                                    INCOME   SHARES   AMOUNT      LOSS     SHARES    AMOUNT
                                    ------   ------   ------    -------    ------    ------
             Basic EPS              $8,123   40,545   $ 0.20    $(7,469)   41,094    $(0.18)
             Effects of Dilutive
             Securities:
               Stock options                  5,476                  --        --
                                    ------   ------             -------    ------
             Diluted EPS            $8,123   46,021   $ 0.18    $(7,469)   41,094    $(0.18)
                                    ======   ======             ========   ======


                                                        NINE MONTHS ENDED
                                    ---------------------------------------------------------
                                         SEPT. 30, 1999                 SEPT. 30, 1998
                                    -------------------------    ----------------------------
                                                        PER                             PER
                                     NET               SHARE       NET                 SHARE
                                    INCOME    SHARES   AMOUNT      LOSS      SHARES    AMOUNT
                                    ------    ------   ------    --------    ------    ------
             Basic EPS              $28,673   40,485   $ 0.71    $(32,784)   40,953    $(0.80)
             Effects of Dilutive
             Securities:
               Stock options                   5,033                   --        --
                                    -------   ------             --------    ------
             Diluted EPS            $28,673   45,518   $ 0.63    $(32,784)   40,953    $(0.80)
                                    =======   ======             ========    ======

NOTE 5. COMMITMENTS AND CONTINGENCIES

    In November 1995, the Company entered into agreements with two wafer foundries, Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") and United Microelectronics Corporation ("UMC"), in which the Company secured access to additional manufacturing capacity and to certain technology.

    Under the TSMC Agreement, in exchange for TSMC'S increased wafer capacity commitments, the Company committed to pay approximately $32 million during 1996 and 1997 as deposits for wafers through 1999. The cash requirements associated with this agreement were two $16 million payments due on June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments which were cancelled subsequent to the payments in 1996 and 1997. The payments can be applied to offset wafers purchased from 1996 to 1999, provided that the Company purchases not less than a certain specified number of wafers during each of the four years ending December 31, 1999. As of June 30,1999, $28.4 million of the payment was applied and in the third quarter of 1999 the final $3.6 million was applied.

    The Company is involved in litigation in the normal course of operations. Management believes that the outcome of the litigation will not have a material adverse effect on the Company's financial position or results of operations. See
Part II, Item 1 "Legal Proceedings."

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

    This information should be read along with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended December 31, 1998 and 1997, contained in the Company's Annual Report filed on Form 10-K.

RESULTS OF OPERATIONS

    The following table discloses key elements of the statements of operations, expressed as a percentage of revenues.

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       --------------------------------    ---------------------------------
                                                       SEPT. 30, 1999    SEPT. 30, 1998    SEPT. 30, 1999     SEPT. 30, 1998
                                                       --------------    --------------    --------------     --------------
        Net revenues ............................          100.0%            100.0%             100.0%            100.0%
        Cost of revenues ........................           62.3              83.5               61.2              90.1
                                                           -----             -----              -----             -----
          Gross margin ..........................           37.7              16.5               38.8               9.9

        Operating expenses:
          Research and development ..............           12.8              15.5               12.3              16.5
          Selling, general and administrative....           13.8              16.9               12.8              18.9
                                                           -----             -----              -----             -----
        Operating income (loss) .................           11.1             (15.9)              13.7             (25.5)
        Nonoperating income, net ................            1.6               0.9                1.5               0.8
                                                           -----             -----              -----             -----
        Income (loss) before income taxes .......           12.7             (15.0)              15.2             (24.7)
        Provision for (benefit from) income
          taxes .................................            1.9              (0.7)               2.3              (1.3)
                                                           -----             -----              -----             -----
        Net income (loss) .......................           10.8%            (14.3)%             12.9%            (23.4)%
                                                           =====             =====              =====             =====

    Net Revenues. The Company's net revenues increased 44% to $75.4 million in the third quarter of 1999, from $52.3 million in the third quarter of 1998. The increase in net revenues was a result of an increase in overall unit shipments, which were partially offset by a decrease in average selling prices ("ASP"). International revenues accounted for approximately 93% and 96% of the Company's net revenues in the third quarter of 1999 and 1998, respectively.

    Gross Profit. The Company's gross profit increased from $8.6 million in the third quarter of 1998 to $28.5 million in the third quarter of 1999. The increase in gross profit was the result of an increase in overall unit shipments, continued reduction of product costs, favorable manufacturing yields and a reduction in inventory reserves.

    Research and Development. Research and development expenses were $9.6 million in the third quarter of 1999, or 13% of net revenues, compared to $8.1 million, or 16% of net revenues in the third quarter of 1998. The absolute dollar increase was primarily due increased to engineering expenses and payroll resulting from increased headcount.

    Selling, General and Administrative. Selling, general and administrative expenses were $10.5 million in the third quarter of 1999, or 14% of net revenues, compared to $8.8 million, or 17% of net revenues, in the third quarter of 1998. The increase in absolute dollars was primarily due to increased corporate marketing and sales promotion and legal expense reserves partially offset by a decrease in bad debt provision.

    Non-Operating Income. Non-operating income was $1.2 million in the third quarter of 1999 compared to $.5 million in the second quarter of 1998. Non-operating income, net consisted primarily of interest income. The increase in interest income was due to the increase in the Company's cash and short-term investment balances.

    Provision for (Benefit from) Income Taxes. The Company's effective tax rate was 15% and (5%) for the third quarter of 1999 and 1998, respectively. The tax rate for the third quarter of 1999 of 15% was lower than the combined federal and state statutory rate of 40% as a result of the lower foreign tax rate on earnings from the Company's foreign subsidiary that were considered to be permanently reinvested. The effective tax rate for the third quarter of 1998 was lower than the combined federal and state statutory rate of 40% because a majority of the losses were by the foreign subsidiary and not deductable on the U.S. federal and state income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At September 30, 1999, ESS had cash and cash equivalents and short-term investments of $110.0 million and working capital of $118.3 million. As of September 30, 1999, the Company had a $15.0 million bank line of credit expiring on October 1, 2001. The line of credit requires the Company to achieve certain financial ratios and operating results. As of September 30, 1999, the Company was in compliance with its borrowing criteria. The line of credit was secured by land and buildings with a net book value of $23.4 million. There were no borrowings under this line of credit as of September 30, 1999.

    In the first nine months of 1999, the Company generated $40.0 million in cash from operating activities. This resulted from net income of $28.7 million, depreciation and amortization of $10.9 million, a decrease in prepaid and other assets of $13.0 million offset in part by an increase in inventory of $6.8 million, a decrease in accounts payable and accrued expenses of $4.1 million and income taxes payable of $1.7 million. The Company invested $44.2 million in short-term investments, $9.2 million in property and equipment, $3.0 million in purchase of long-term investment and $4.2 million in common stock repurchases. The Company received $2.2 million from the sale of its UICC investment, $15.4 million from the sale of short term investments and $1.8 million from the issuance of common stock.

    The Company believes that its existing cash and cash equivalents as of September 30, 1999 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $11.7 million, which will be primarily used to acquire capital equipment. The Company and ViAlta.com, its wholly owned subsidiary, may also utilize cash to acquire or invest in complementary businesses or products or to obtain the rights to use complementary technologies or make capital expenditures to develop new technology. From time to time, in the ordinary course of business, the Company and ViAlta.com, its wholly owned subsidiary, may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. There can be no assurance that the existing cash and cash equivalents together with the cash generated from operations, available borrowing under its line of credit and other financing options will be sufficient to fund these acquisitions or investments.

YEAR 2000 ISSUES

    General. The Company has completed a company-wide Year 2000 readiness program (the "Year 2000 Program"). The Year 2000 Program was designed to address the issues raised by the fact that historically, computer programs and embedded computer chips and other hardware were developed using two digits rather than four to define a year, and will therefore be unable to distinguish between the year 1900 and the year 2000. For purposes of this discussion, "Year 2000 compliant" means that a product will not produce errors processing date data in connection with the year change from December 31, 1999, to January 1, 2000, when used with accurate date data in accordance with its documentation, provided all other products (including other software, firmware and hardware) used with it properly exchange data with it.

    Year 2000 Program. The Year 2000 Program was divided into four major sections -- ESS manufactured products, internal information technology ("IT") computer systems, non-IT systems (e.g., testing equipment), and third party suppliers and customers. The general phases of the Year 2000 Program common to each section are: (1) inventoring Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

    The Company has completed its review and assessment of substantially all ESS manufactured products for Year 2000 compliance purposes. The Company has not, however, tested products that include ESS branded products bundled with third-party products. The Company believes that substantially all of the products manufactured and marketed be ESS are Year 2000 compliant. With respect to ESS products that are bundled with third-party products which may not be Year 2000 compliant, the Company believes the end users of these bundled products are responsible for the Year 2000 readiness of their own systems.

    The Company has completed its review and assessment of substantially all of its internal IT computer systems. Approximately 80% of the Company's internal IT computer systems have been replaced by business software programs represented by Oracle Corporation to be Year 2000 compliant. The Company has repaired or replaced most of the remaining 20% of its internal IT computer systems (consisting principally of desktop PCs and related desktop software) that were not Year 2000 compliant. Management believes it has adequate contingency plans in place for any remaining internal IT computer systems that will not be Year 2000 compliant by the end of the year.

    The Company has completed its review and assessment of its non-IT systems. The Company has repaired or replaced most of its material non-IT systems that were not Year 2000 compliant. Management believes it has adequate contingency plans in place for any remaining non-IT systems that will not be Year 2000 compliant by the end of the year.

    Although the Company has completed its Year 2000 Program and generally believes that its products, IT systems and non-IT systems are either Year 2000 compliant, or else adequate contingency plans are in place for any remaining systems that are not Year 2000 compliant at the end of the year (as discussed above), there can be no assurance that the Company has successfully (1) identified all of the products and systems that may be subject to Year 2000 problems, (2) assessed all of the Year 2000 compliance requirements of the products and systems it did identify as problematic, or (3) remedied the specific Year 2000 problems assessed in identified products and systems. The Company's contingency plans are based on numerous assumptions as to future events, including the continued availability of certain resources, third-party modification plans and other factors, which may turn out to be inaccurate. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty the Year 2000 readiness of third-parties and the interconnectedness of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect the Company's operations and business, or expose it to third-party liability.

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

    Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in unit average selling prices ("ASPs") of the Company's products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, seasonal customer demand, the timing of significant orders and significant increases in expenses associated with the expansion of operations. The Company's operating results could also be adversely affected by economic conditions in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future. The Company currently places non-cancelable orders to purchase its products from independent foundries on an approximately three month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected or forecasted sales levels are not realized, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    Each successive generation of microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing multimedia functions. In this regard, Intel Corporation includes MMX Instructions (Multimedia Extensions) in its current generation of microprocessors, which improve the microprocessor's performance for graphics, image processing, and data computation applications. Intel is promoting the processing power of the Pentium-III processor for data and signal intensive functions such as graphics acceleration and other multimedia functions. There can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products. See "Factors That May Affect Future Results -- Importance of New Products and Technological Changes."

    Dependence on the PC and Consumer Markets. In third quarter of 1999, sales of PC audio semiconductor chips accounted for a majority of the Company's net revenues, and the Company expects that sales of PC audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. In the third quarter of 1999, sales of video semiconductor chips to the video compact disk ("VCD") player market accounted for a significant portion of the Company's revenues. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs or VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by TSMC, which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with UMC, which has manufactured certain of the Company's products since 1995. These relationships provide the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC in which the Company has secured access to additional capacity and to leading edge technology. In September 1999, Taiwan experienced a series of earthquakes. While the Company did not experience any material effects from these earthquakes, there can be no assurance that any future earthquakes will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In the third quarter of 1999 and 1998, sales to the Company's top five customers, including sales to distributors, accounted for approximately 56% and 43%, respectively, of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

    International Operations. During third quarter 1999 and 1998, international sales accounted for a substantially all of the Company's net revenues. During third quarter 1999 substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, Japan, Singapore and China. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

    In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Currently, all of the Company's product sales and all of its arrangements with foundries and assembly and test vendors provide for pricing and payment in U.S. dollars. In the third quarter of 1999, the effect of significant currency fluctuations in Asia had no material impact on the Company. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. To date, the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Furthermore, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations or require the Company to modify its current business practices.

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

    Uncertainty Regarding Patents and Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of September 30, 1999, the Company had 9 patents granted in the United States, which expire over time, commencing in 1999 and ending in 2015, and 12 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

    Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chairman of the Board of Directors. The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. The loss of Mr. Chan, key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

    Control by Existing Shareholders. As of September 30, 1999, Fred S.L. Chan, the Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children beneficially owned, in the aggregate, 38% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Additionally, Fred S.L. Chan and Annie M.H. Chan announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. Between April 1998 and May 1998, such purchases had totaled $1.4 million representing 241,000 shares at prices ranging from $5.15 to $6.56. Between September 1998 and September 1999, the Chan's refrained from the purchase of the Company's shares in part due to the Company's repurchase program which was completed in April 1999.

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

    Year 2000 Compliance. Although the Company has completed its Year 2000 Program and generally believes that its products, IT systems and non-IT systems are either Year 2000 compliant, or else adequate contingency plans are in place for any remaining systems that are not Year 2000 compliant at the end of the year, there can be no assurance that the Company has successfully (1) identified all of the products and systems that may be subject to Year 2000 problems, (2) assessed all of the Year 2000 compliance requirements of the products and systems it did identify as problematic, or (3) remedied the specific Year 2000 problems assessed in identified products and systems. The Company's contingency plans are based on numerous assumptions as to future events, including the continued availability of certain resources, third-party modification plans and other factors, which may turn out to be inaccurate. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnectedness of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect the Company's operations and business, or expose it to third-party liability. See Part I, Item 2. "Year 2000 Issues."

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

    Interest Rate Risks. The Company invests in short-term investments. Consequently, the Company is exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, the Company invests in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sales and at September 30, 1999, the fair market value of the Company's investments approximated their costs.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On February 26, 1999, the Company was named in a complaint, along with 87 other defendants, brought by the Lemelson Medical, Education & Research Foundation (the "Lemelson Foundation") in the United States District Court for the District of Arizona, no. Civ99-0377PHXRGS. The complaint alleges infringement of unspecified claims in some or all of sixteen U.S. patents, and seeks both injunctive relief and unspecified damages, with a request for damage enhancement and attorneys' fees pursuant to 35 U.S.C. section 285. The Company has not yet been formally served with the complaint, and has been approached by representatives of the Lemelson Foundation suggesting that it agree to a license. On September 22, 1999, the complaint between the Company and the Lemelson Foundation was settled to the parties' mutual satisfaction, and ESS is now under license from the Lemelson Foundation. Further terms of the settlement are confidential.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

         27.01 -- Financial Data schedule

    (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ESS TECHNOLOGY, INC. (Registrant)

Date: November 3, 1999               By:  /s/  ROBERT L. BLAIR
                                          --------------------------------------
                                          Robert L. Blair
                                          President and Chief Executive Officer

Date: November 3, 1999               By:  /s/  DALE R. LINDLY
                                          --------------------------------------
                                          Dale R. Lindly
                                          Vice President, Finance,
                                          Chief Financial Officer and Secretary

Date: November 3, 1999               By:  /s/  HOWARD N. HIDESHIMA
                                          --------------------------------------
                                          Howard N. Hideshima
                                          Vice President, Finance and
                                          Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 27.01         Financial Data Schedule