Form 10-K405
period 1999-12-31
ESS TECHNOLOGY INC
filed 2000-03-07
CIK 907410

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 4, 2000 ($18.72) as reported on the Nasdaq National Market, was approximately $492,772,223. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 4, 2000, registrant had outstanding 41,717,338 shares of Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ESS TECHNOLOGY, INC.

                                 1999 FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.   Business....................................................      3
Item 2.   Properties..................................................     11
Item 3.   Legal Proceedings...........................................     12
Item 4.   Submission of Matters to a Vote of Security Holders.........     12

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................     14
Item 6.   Selected Financial Data.....................................     15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................     15
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     24
Item 8.   Financial Statements and Supplementary Data.................     25
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................     46

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........     46
Item 11.  Executive Compensation......................................     46
Item      Security Ownership of Certain Beneficial Owners and
  12....  Management..................................................     46
Item 13.  Certain Relationships and Related Transactions..............     46

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     46
Signatures............................................................     49

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

                                     PART I

ITEM 1. BUSINESS

     ESS Technology, Inc. and its subsidiaries ("ESS" or the "Company") designs, markets and supports highly integrated mixed signal semiconductor, hardware, software and system solutions for multimedia applications in the Internet, personal computer ("PC") and consumer marketplaces. The Company offers comprehensive solutions for audio, video and modem applications. ESS has established itself as a leading supplier for mixed-signal PC audio solutions which integrate all essential audio components on a single chip and Video CD solutions ("VCD"). During 1999, ESS continued to strengthen its core family of PCI audio solutions as well as its video and modem solutions. The Company was incorporated in California in 1984. In April 1999, the Company established a subsidiary, ViAlta.com, which plans to introduce advanced, user friendly products and applications for the internet. ViAlta.com's products will include multi-media appliances, applications and content for the Internet. In January 2000, ViAlta.com introduced its first of a series of multi-function Internet appliances at CES show in Las Vegas. The ViAlta.com's Internet appliance is based on ESS's core technologies in the digital video, telephony and videophone. The product is designed to address the booming consumer desire and demand for DVD and MP3 players, Internet telephony, videophone and Internet consumer in the living room environment. This state-of-the-art full-featured Internet appliance will provide the platform for consumers to enjoy the unique entertainment, e-commerce and web content available at ViAlta.com's upcoming web portal. On February 10, 2000, ViAlta.com completed its equity financing generating $141.0 million of which $111.5 million in cash and $29.6 million in promissory notes. ESS contributed $62.1 million cash in the ViAlta.com's equity offering and acquired a 63% ownership in ViAlta.com.

  AudioDrive Products

     ESS' AudioDrive products enable PC manufacturers to provide audio capabilities on add-in sound cards and directly on the motherboards of desktop and notebook computers. The Company has established itself as a leader in integrated audio solutions and counts many of the leading manufacturers of personal computers and sound cards among its customers.

     During 1999, the manufacturers in the PC market shifted demand from ISA solutions to PCI solutions due to the higher performance which the PCI solutions provide to meet the demands for advanced PC audio applications.

     The Company's AudioDrive products are based on ESS' audio technologies, design methodologies, and software and firmware expertise. ESS has developed a proven set of ISA and PCI product solutions for the PC market.

     The AudioDrive ISA and PCI product families integrate ESFM(TM), a proprietary FM sound synthesis technology, that produces superior sound quality by enhancing traditional FM synthesis techniques, with hardware, software and music database technology. ESS also utilizes its proprietary advanced analog and mixed signal design methodologies, together with its library of audio semiconductor designs, to produce highly integrated mixed signal audio chips. ESS software technology is bundled as part of its comprehensive solution and consists of its AudioDrive device drivers for Microsoft(R) Windows 2000(R), Windows 98(R), Windows 95(R), Windows NT(R), Windows(R) 3.1, IBM OS/2(R) Warp(R), DirectX(TM) PC games, and audio applications, including ESS AudioRack(TM) controller, an integrated graphical controller for the entire PC audio system.

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

     ES1869: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, plug-and-play, full-duplex operation, Zoom Video support, game support and three-dimensional sound effect. The ES1869 integrates digital logic and a microcontroller with audio CODEC and other analog functions onto one chip, and includes ESFM synthesis. The ES1869 is PC games compatible in SB and SB Pro modes and is compatible with Microsoft Windows and other operating systems. The ES1869 provides full ISA plug-and-play support and includes hardware volume control, 64 step volume control and dual game/joystick port for game support. The ES1869 supports full-duplex operation with simultaneous record and playback with two DMA channels and contains an I2S interface to support Zoomed Video port for MPEG audio. It also integrates circuitry to produce a three-dimensional sound effect from two speakers.

     ES1879: a single mixed signal 16-bit stereo audio chip with integrated ESFM synthesizer, plug-and-play, full-duplex operation, Zoomed Video support, telegaming and game support and three-dimensional sound effect. The ES1879 combines the features of the ES1878 with I2S interface for Zoomed Video support, as well as circuitry to produce three-dimensional sound effect from two speakers. The ES1879 provides full plug-and-play support and provides interface to a docking station unit.

  PCI AudioDrive Products

     ES1918: PCI audio CODEC. The ES1918 is a single mixed signal AC '97 CODEC and mixer for a digital audio controller. The ES1918 meets PC '99 and Audio CODEC '97 Rev. 1.03 specifications.

     ES1920: PCI audio CODEC. The ES1920 is a single mixed signal AC '97 CODEC and mixer for a digital audio controller. The ES1920 meets PC '99 and Audio CODEC '97 Rev. 2.0 specifications.

     ES1921: PCI audio CODEC. The ES1921 is a single mixed signal AC '97 CODEC and mixer for a digital audio controller. The ES1921 meets PC '99 and Audio CODEC '97 Rev. 2.1 specifications.

     ES1938: a PCI single mixed signal audio chip. The ES1938 provides a single chip PCI audio solution providing high-quality audio processing while maintaining full legacy DOS game compatibility. The ES1938 has 16-bit stereo with 7 channel record and playback mixers and an integrated 3-D sound effects processor.

     ES1946: a PCI single mixed signal audio chip with I2S interface. The ES1946 combines the features of the ES1938 with I2S interface for Zoomed Video port audio and 3.3 Volt digital supply operation.

     ES1948: a PCI digital audio accelerator. The ES1948 provides enhanced audio, utilizing the additional bandwidth provided by the PCI bus and taking advantage of the Intel AC-97 architecture. The ES1948 implements positional 3D and 64 channel hardware wavetable using system memory to dramatically improve the multimedia gaming experience. The ES1948 uses ESS proprietary technology called TDMA to provide legacy compatibility for DOS games which is a requirement for multimedia PCs.

     ES1968: a PCI digital audio accelerator. The ES1968 provides enhanced audio, utilizing the additional bandwidth provided by the PCI bus and taking advantage of the Intel AC-97 architecture. The ES1968 implements positional 3D using CRL's Digital Ear(TM) and Sensaura(TM) 3D audio technology to dramatically improve the multimedia gaming experience. The ES1968 implements 64 channel hardware wavetable using system memory to reduce size, cost and host utilization while increasing sound quality for MIDI. The ES1968 utilizes ACPI and small form factor to enable low power designs for notebooks and motherboards. The ES1968 also uses ESS proprietary technology, TDMA to provide legacy compatibility for DOS games, a requirement for multimedia PCs.

     ES1968M: a PCI audio/modem combo solution. The ES1968M provides the features of the ES1968 with a parallel modem interface to a modem DSP processor.

     ES1978: a PCI digital audio accelerator. The ES1978 provides the features of the ES1968 with an EEPROM interface for system configuration and S/PDIF output for interface to consumer stereo equipment.

     ES1978M: a PCI audio/modem combo solution. The ES1978M provides the features of the ES1978 in a 144 pin TQFP package with a parallel modem interface to a modem DSP processor.

     ES1980: The ES1980 takes the ES1978 design, eliminates the internal Wave Processor block (which transfers the wavetable music synthesis to the host microprocessor), implements a faster internal DSP processor, and adds a second AC link interface for audio-modem combination solutions.

     ES1983: The ES1983 provides the features of the ES1980, plus adds a bidirectional S/PDIF port for consumer electronics interface and Notebook/Docking Station interface.

     ES1989: a PCI single mixed signal audio chip. The ES1989 provides a single-chip PCI audio solution, containing the ES1980 digital audio processor plus an integrated 16-bit audio CODEC, and provides legacy compatibility for DOS games.

     ES1988: a PCI single mixed signal audio chip. The ES1988 provides the features of the ES1989, plus I2S, input port for Zoomed Video port plus 2nd AC link for Notebook/Docking interface.

     ES1930: a PCI single mixed signal audio chip. The ES1930 provides the features of the ES1989 less joystick interface and less AC-link.

     Canyon3D(TM): a high-performance audio chipset for multi-speaker PC Audio configurations, especially for 4.1-speaker game audio and 5.1-speaker DVD audio configurations. Canyon3D consists of ES1970-3D and ES1921 ESS products, plus associated support chips supplied by third parties.

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

     ES56-PI, ES56T-PI: V.90 chip sets for data/fax/voice controllerless modem solution. These chipsets are compliant with the V.90 (56 kbps) worldwide modem standard via proprietary software. The ES56T-PI adds Telephone Answering Machine functionality to the ES56-PI.

     ES56CV-PI, ES56CVH-PI: V.90 modem chipset solution plus PCI accelerated 16 or 32 bit stereo audio. ES56CVH-PI combines the ES2818 Modem AFE, ES1918 Audio CODEC, and ES1978M/Maestro-2EM into an integrated Audio-Modem solution. ES56CV-PI adds the ES2890 Modem DSP to add DSP acceleration to ES56CVH-PI.

  VideoDrive Products

     ESS VideoDrive products provide consumer original equipment manufacturers ("OEMs") of VCD, SuperVCD ("SVCD") and DVD players with total programmable system solutions. The VideoDrive products provide OEMs of VCD players with a programmable single-chip processor which includes MPEG-1 video, audio and system decoder. It delivers full-screen, full-motion video at 30 frames per second with selectable CD-quality audio and can be combined with memory and video/audio DACs. The products also provide OEMs of SVCD and DVD players with a programmable single chip processor which includes MPEG-2 audio/video/system and transport layer decoder and video post-processing. In addition, the MPEG-2 decoder also integrates Dolby Digital, DTS Audio, and Navigation Software for DVD players. These chips are designed for a variety of applications in consumer electronics such as Internet set-top boxes, SVCD and DVD players.

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

     ES3883: Analog companion chip. The ES3883 provides echo, surround sound, 3D audio, TV encoder with clock generation, audio DAC functions with HTML, hyperlink and a graphic user interface.

     ES4108: Single chip programmable SVCD processor which includes MPEG-2 video and MPEG-1 audio. The ES4108 incorporates on-screen display, Karaoke functions, programmable playback control, trick play mode features, integrated remote control interface logic and a direct CD loader interface for small form factor and cost effective design.

  DVD Player Products

     ES4308: Single chip programmable DVD processor with integrated system navigation software and direct DVD loader interface. ES4308 supports two channels stereo down mix and MPEG-2 video decoding and provides on screen display and transport layer compliance with DVD standard with the integrated system navigation software and a direct DVD loader interface for a smaller form factor and cost effective design.

     ES4408: Single chip programmable DVD processor with 5.1 channel Dolby Digital outputs. The ES4408 incorporates all the features of the ES4308 with support of 5.1 channel Dolby Digital audio.

  Internet Set-Top Box Products

     ES4228: Single chip programmable SVCD and Internet set-top box processor. ES4228 incorporates the ES4108 features with a graphic function and flicker filter algorithm to enhance viewing quality on the television.

     ES4227: Analog companion chip. The ES4227 incorporates features of echo, surround sound, 3D audio, TV encoder with clock generation, audio DAC functions with HTML, hyperlink and a graphic user interface with a programmable I/O interface to communicate with ES56V modem chip set.

  Software and Support

     ESS provides comprehensive support for its products by offering software that can be bundled with its products. This software includes device drivers for Microsoft(R) Windows 2000(R), Windows 98(R), Windows 95(R), Windows NT(R), Windows 3.1(R), IBM OS/2(R) Warp(R), Intel NSP and PC games, for PC products and systems support for the Company's VCD and DVD products. Other support software that is available to customers includes localization software and installation software that allows customers to tailor their products for specific applications and needs.

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

CUSTOMERS

     ESS sells its products principally to OEMs of PCs, PC-related add-in boards and consumer electronics systems. The Company sells its product through a direct sales force, distributors and manufacturer representatives. The following table shows representative customers worldwide:

HONG KONG    UNITED STATES     TAIWAN     JAPAN(1)   REST OF THE WORLD
---------    -------------     ------     --------   -----------------
Dynax(2)    Compaq           Acer        Fujitsu       Hyundai
Shinco      Dell             FIC         NEC           Philips
Vnet        Hewlett Packard  GVC         Sanyo         Samsung
            IBM              Inventec    Sony          Trigem
            Solectron        Labway      Toshiba       Jabil
                             Mitac       Sharp
                             Quanta
                             Weikeng(2)

---------------
(1) Sales in Japan are made through a distributor.

(2) Distributors of the Company.

     A limited number of customers have accounted for a substantial portion of the Company's net revenues. In 1997, 1998 and 1999 sales to the Company's top five customers, including sales to distributors, accounted for approximately 49%, 54% and 53% respectively, of the Company's net revenues. In 1997, Eastbase and Dynax, a Hong Kong distributor, each accounted for approximately 13% of the Company's net revenues. In 1998, Dynax and Shinco accounted for approximately 16% and 15% of the Company's net revenues. In 1999, Dynax and Shinco accounted for approximately 22% and 13% of the Company's net revenues. The Company expects that a limited number of customers may account for a substantial portion of the net revenues for the foreseeable future.

SALES AND MARKETING

     The Company sells and markets to leading PC and consumer OEM's worldwide. The Company markets its products through its direct sales force, distributors and manufacturer representatives.

     International sales comprised approximately 89%, 92% and 95% in 1997, 1998 and 1999, respectively of the Company's net revenues. The Company's international revenues in 1997, 1998 and 1999 have been derived primarily from Asian customers who manufacture PCs, PC-related add-in boards and consumer OEM's of VCD and DVD players. A large percentage of the worldwide supply of these products is manufactured by suppliers in Asia. ESS has direct sales personnel and technical staff located in Taiwan. A significant portion of the Company's Asian sales have been to customers located in Hong Kong and Taiwan. See "Factors That May Affect Future Results -- International Operations." The Company's products are also sold internationally through distributors and manufacturer representatives located in Japan, China, Singapore, Korea, India and Germany. The Company's manufacturer representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. In addition, certain of the Company's manufacturer representatives, distributors and customers typically are authorized certain rights of return for unsold product or pricing allowances to compensate for rapid, unexpected prices changes. See "Factors That May Affect Future
Results -- Customer Concentration."

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

RESEARCH AND DEVELOPMENT

     In order to compete successfully, the Company believes that it must continually design, develop and introduce new products that take advantage of market opportunities and address emerging technical standards. The Company's strategy is to leverage its base of design expertise, analog, digital and mixed signal design capabilities and process technologies, and software and systems expertise to develop audio, modem and video solutions for the Internet, PC and consumer marketplace. ESS has in the past acquired and in the future will consider acquiring technology and product lines to enhance its own product offerings and to accelerate its time-to-market. The Company intends to continue to provide comprehensive solutions for its customers by developing state-of-the-art semiconductor chips, device drivers, firmware and application software in its chosen markets.

     ESS utilizes a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high level design description language. The Company invests regularly in new advanced equipment and software tools and intends to maintain and enhance its library of core cells.

     At February 4, 2000, ESS had a staff of approximately 221 research and development personnel, 46 of which were involved in semiconductor design and process development and 175 of which were involved in software development. In addition, ESS has engaged outside developers to develop certain technologies to the Company's specifications and intends to continue to utilize outside developers in the future. During 1997, 1998 and 1999 the Company spent approximately $29.5 million, $30.5 million and $37.4 million, respectively, on research and development activities, excluding a one-time pre and post-tax charge of $22.2 million related to acquired research and development in-process from the acquisition of Platform Technologies, Inc. ("Platform") in the second quarter of 1997.

     In April 1999, the Company established a subsidiary, ViAlta.com which plans to develop and market advanced, user-friendly products and applications for the Internet. In October 1999, ViAlta.com entered into an agreement with EnReach Technology for the acquisition of EnReach's website software. As part of the agreement, eight contract engineers were transferred from EnReach's Canadian office to ViAlta.com as regular fulltime employees. In December 1999, ViAlta.com established a wholly owned subsidiary Vcom Canada Holdings which operates a branch office in Toronto as a research and development center for ViAlta.com portal development. During 1999, ViAlta.com spent approximately $1.4 million in research and development activities.

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

     The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs and to produce products of acceptable quality and with acceptable manufacturing yields in a timely manner. These foundries fabricate products for other companies and manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC. Under the TSMC Agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million during 1996 and 1997 as deposits for wafers through 1999. The cash requirements associated with this agreement were two $16 million payments due June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments which were cancelled subsequent to the payments in 1996 and 1997. The payments were applied in full to offset wafers purchased from 1996 to 1999. In November 1999, the Company secured wafer capacity that it believes will be adequate to meet its growth plans for the next 12 months.

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

     All of the Company's semiconductor products are assembled and tested by third-party vendors, primarily Advanced Semiconductor Engineering, OSE, and Sampo Semiconductor in Taiwan and ASAT in Hong Kong. The Company has internally designed and developed its own test software and certain test equipment, which are provided to the Company's test vendors. Shortages of raw materials or disruptions in the provision of services by the Company's assembly vendors could lead to supply constraints or delays in the delivery of the Company's products. Such constraints or delays might result in the loss of customers, limitations or reductions in the Company's revenues or other material adverse effects on the Company's business, financial condition and results of operations. The Company's reliance on third-party assembly and testing vendors involves a number of other risks, including reduced control over delivery schedules, quality assurance and costs. The inability of such third parties to deliver products of acceptable quality and in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Dependence on TSMC and Other Third Parties" and "-- International Operations."

COMPETITION

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price reductions and rapid product obsolescence. The Company currently competes with add-in card suppliers and other semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be at lower costs or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the average selling prices ("ASPs") and margins of the Company's products. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for the Company's products are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected. See "Factors That May Affect Future Results -- Potential Fluctuations in Operating Results."

     The Company's existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company's competitors also include a number of smaller and emerging companies. The Company's principal audio competitors include Cirrus Logic, Creative Technology and Yamaha. The Company's principal video competitors include C-Cube Microsystems, Winbond, LSI Logic, Zoran and SGS Thomson. The Company's principal modem competitors include Lucent Technologies, PC-TEL, Conexant, 3Com and Texas Instruments.

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

     Each successive generation of microprocessors has provided increased performance, which could result in microprocessors capable of performing multimedia functions. In this regard, Intel Corporation includes MMX Instructions (Multimedia Extensions) in its current generation of microprocessors, which improve the microprocessor's performance for graphics, image processing, and data computation applications. Intel is promoting the processing power of the Pentium-III processor for data and signal intensive functions such as graphics acceleration and other multimedia functions. The microprocessor still requires analog and mixed-signal interface chips, such as ESS-supplied IC products, to complete a multimedia subsystem; but there can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products. See "Factors That May Affect Future Results -- Importance of New Products and Technological Changes."

PATENTS AND PROPRIETARY RIGHTS

     The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of December 31, 1999, the Company had 8 patents granted in the United States, which expire over time, commencing in 2000 and ending in 2015, and 13 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of December 1999, there was no pending intellectual property litigation against the Company. However, the Company or its foundries may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

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

EMPLOYEES

     As of February 4, 2000, the Company had approximately 470 full-time employees, including 221 in research and development, 122 in marketing, sales and support and 127 in operations, finance and administration. The Company's subsidiary ViAlta.com had approximately 40 employees including 9 employees in its Canadian branch office. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled semiconductor design personnel and software engineers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. See "Factors That May Affect Future Results -- Dependence on Key Personnel."

ITEM 2. PROPERTIES

     At the end of 1995 ESS purchased 16 acres of land in Fremont, California. By the end of 1996, the Company completed and occupied a two-story, 93,000-square-foot headquarters. In 1998, the Company completed construction of a 77,000 square foot building to support headcount growth. An 11,000 square foot dormitory was also completed during 1998 to house visitors and guest workers. As of December 31, 1999, ViAlta.com's employees occupied approximately 7% of the Company's facility space.

ITEM 3. LEGAL PROCEEDINGS

     On March 11, 1998, Creative Technology Ltd. and its subsidiary E-mu Systems, Inc. (together, "Creative") filed a lawsuit against the Company and one of its customers, Diamond Multimedia Systems, Inc. ("Diamond"), alleging infringement of U.S. Patent No. 5,698,803 (the "803 patent"), by the Company's Maestro products, one of which is included in products sold by Diamond. The complaint requested preliminary and permanent injunctions, and unspecified damages. Creative also claimed willful infringement and requests treble damages and attorney's fees. The lawsuit, entitled Creative Technology Ltd. et al v. ESS Technology, Inc. et al, was filed in the U.S. District Court for the Central District of California.

     On September 25, 1998, the lawsuit between the Company and Creative was settled to the parties' mutual satisfaction, and ESS is now under a license from Creative regarding sales of its Maestro products. Further terms of the settlement are confidential.

     On February 26, 1999, the Company was named in a complaint, along with 87 other defendants, brought by the Lemelson Medical, Education & Research Foundation (the "Lemelson Foundation") in the United States District Court for the District of Arizona, no. Civ99-0377PHXRGS. The complaint alleges infringement of unspecified claims in some or all of sixteen U.S. patents, and seeks both injunctive relief and unspecified damages, with a request for damage enhancement and attorneys' fees pursuant to 35 U.S.C. section 285. On September 22, 1999, the complaint between the Company and the Lemelson Foundation was settled to the parties' mutual satisfaction, and the Company is now under a license from the Lemelson Foundation. Further terms of the settlement are confidential.

     On April 27, 1999, the Company and one other defendant were named in a complaint by Dollinger-Fremont Associates in the Superior Court of California, County of Alameda, Case No. H206962-7. The complaint alleges breach of contract in connection with the aborted sale of certain property to the plaintiff and seeks specific performance requiring the Company to convey the property, as well as damages for lost profits, expenses arising from delay and attorneys' fees. Based on the limited amount of damages being claimed, the Company's management believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's current executive officers:

            NAME               AGE                         POSITION
            ----               ---                         --------
Robert L. Blair..............  52     President, Chief Executive Officer
                                      Chief Financial Officer, Secretary and Director
Frank Effler Jr..............  53     Vice President, Sales and Marketing -- PC Products

     The following provides certain additional information regarding the Company's current executive officers and certain other individuals who served as executive officers during 1999.

     Mr. Chan joined the Company in November 1985 as President and served as such until October 1996 and then began to serve as President again from February 1997 to September 1999. Mr. Chan has been a director since January 1986. He was appointed Chairman of the Board of Directors in October 1992 and Chief Executive Officer in June 1994 and served as Chief Executive Officer until September 1999. Mr. Chan served as Secretary of the Company from October 1992 to August 1995 and its Chief Financial Officer from October 1992 to May 1995. From 1984 to 1985, Mr. Chan was founder, President and Chief Executive Officer of AC Design Inc., a VLSI chip design center providing CAD, engineering and design services. From 1982 to 1984, he was co-founder, President and Chief Executive Officer of CADCAM Technology, Inc., a company in the business of CAE systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii. Mr. Chan is the husband of Annie M. H. Chan, a director of the Company.

     Mr. Blair was promoted to President and Chief Executive Officer in September 1999. Mr. Blair was elected a director in October 1999. Mr. Blair served as Executive Vice President, Operations of the Company from April 1997 to September 1999. From December 1994 to March 1997, he was Vice President of Operations of the Company. From December 1991 to November 1994, he was Senior Vice President Operations (Software Packaging & Printing Division) of Logistix Corporation, a software turnkey company, and from 1989 to November 1991, he was Vice President and co-owner of Rock Canyon Investments, a real estate development planning firm in California. From 1986 to 1989, he held various positions at Xidex Corporation, a computer diskette manufacturer, including President/General Manager, at XEMAG, a division of Xidex Corporation. From 1973 to 1986 he was Vice President, High Reliability Operations at Precision Monolithics, Inc.

     Mr. Lindly served as Vice President of Finance, Chief Financial Officer and Secretary of the Company from September 1998 to January 2000. From February 1997 to August 1998, he was Vice President and Corporate Controller at S3, Inc. From September 1995 to January 1997, he was Vice President Finance and Chief Financial Officer at Echelle, Inc. From September 1990 to August 1995, he was Director of Finance at Adaptec, Inc. and from May 1986 to August 1990, he was Vice President Finance and Chief Financial Officer of International Microcircuits, Inc. Mr. Lindly holds a B.S. degree in Business from San Jose State University. Mr. Lindly resigned from his positions held with the Company in January 2000.

     Mr. Effler Jr. has been Vice President, Sales and Marketing -- PC Products of the Company since April 1998. From October 1993 to March 1998, he was Director of Sales and Marketing, Flat Panel Display Division at Hitachi America, Ltd. From April 1992 to September 1993, he was Area Sales Manager of the western United States at Hitachi America Ltd. From 1988 to 1992, he was a regional sales manager for Toshiba America Electronic Components. Mr. Effler holds a B.A. degree from California State University at Northridge.

     Mr. Hideshima served as Chief Accounting Officer of the Company from July 1997 to December 1999 and Vice President of Finance of the Company from January 1999 to December 1999 and Controller of the Company from December 1994 to December 1999. Prior to joining the Company, he was Controller of Hoya MicroMask, Inc., a semiconductor mask company from August 1991 to November 1994 and Accounting Manager at Hoya Corporation USA from July 1990 to July 1991. From June 1985 through June 1990, Mr. Hideshima was an auditor with Arthur Andersen & Company. Mr. Hideshima holds a MBA degree from San Francisco State University and BS degree in Business from University of California -- Berkeley. Mr. Hideshima resigned from his positions held with the Company in December 1999.

     Mr. Chen served as Vice President of Consumer Products of the Company from January 1998 to November 1999. From January 1997 to December 1997, he was Vice President of APAC Sales of the Company. From February 1995 to December 1996, he was Director of APAC Sales of the Company. Prior to joining the Company, he was co-owner of Internet Corporation, a semiconductor sales representation company for the Far East market, and served as Director of Sales and Marketing from February 1992 to February 1995. From 1988 to 1992, he was Product Marketing Manager at FIFO Division of Integrated Device Technology. From 1983 to 1988, Mr. Chen held various engineering, marketing, and management positions at PMI Division of Analog Devices, Inc., Siliconix, and Soletron. Mr. Chen holds a B.S.E.E. degree from San Jose State University and a MBA degree from Santa Clara University. Mr. Chen resigned from his positions held with the Company in November 1999.

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

                                                              HIGH         LOW
                                                              ----         ---
FISCAL 1998:
First Quarter ended March 31, 1998..........................  8 7/16       6 1/4
Second Quarter ended June 30, 1998..........................  7 3/8        3 7/8
Third Quarter ended September 30, 1998......................  4 15/32      2 1/32
Fourth Quarter ended December 31, 1998......................  6 7/8        2 5/32

FISCAL 1999:
First Quarter ended March 31, 1999..........................  8 1/16       4 15/16
Second Quarter ended June 30, 1999..........................  13 7/16      5 3/32
Third Quarter ended September 30, 1999......................  15 7/8       11 1/8
Fourth Quarter ended December 31, 1999......................  23 1/16      12 1/8

     As of February 4, 2000, there were approximately 250 record holders of the Company's Common Stock. Since shareholders are listed under their brokerage firm's names, the actual number of shareholders is higher.

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

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1995       1996       1997       1998       1999
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues................................  $105,744   $226,455   $249,517   $218,252   $310,651
Cost of revenues............................    39,584    106,818    171,859    182,417    191,529
                                              --------   --------   --------   --------   --------
  Gross profit..............................    66,160    119,637     77,658     35,835    119,122
Operating expenses:
  Research and development..................     8,665     20,270     29,471     30,529     37,383
  In-process research and development.......        --     30,355     22,200         --         --
  Selling, general and administrative.......     9,758     16,814     25,198     36,289     39,735
                                              --------   --------   --------   --------   --------
Operating income (loss).....................    47,737     52,198        789    (30,983)    42,004
Nonoperating income, net....................     2,694      3,241      2,183      1,478      5,178
                                              --------   --------   --------   --------   --------
Income (loss) before income taxes...........    50,431     55,439      2,972    (29,505)    47,182
Provision for (benefit from) income taxes...    20,545     33,813     13,838     (1,489)     7,077
                                              --------   --------   --------   --------   --------
Net income (loss)...........................  $ 29,886   $ 21,626   $(10,866)  $(28,016)    40,105
                                              --------   --------   --------   --------   --------
Net income (loss) per share:
  Basic.....................................  $   0.96   $   0.57   $  (0.27)  $  (0.68)  $   0.99
                                              ========   ========   ========   ========   ========
  Diluted(1)................................  $   0.79   $   0.52   $  (0.27)  $  (0.68)  $   0.88
                                              ========   ========   ========   ========   ========
Shares used in calculating net income (loss)
  per share:
  Basic.....................................    31,265     37,702     39,593     40,955     40,640
                                              ========   ========   ========   ========   ========
  Diluted(1)................................    37,775     41,588     39,593     40,955     45,625
                                              ========   ========   ========   ========   ========

                                                                   DECEMBER 31,
                                               ----------------------------------------------------
                                                 1995       1996       1997       1998       1999
                                               --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments -- ESS.........................  $ 78,124   $ 69,204   $ 42,284   $ 82,471   $ 68,687
Cash, cash equivalents and short-term
  investments -- ViAlta.com..................        --         --         --         --    112,844
Working capital..............................    70,602     65,207     74,238     81,124    186,609
Total assets.................................   162,703    211,985    231,654    214,645    321,027
Long-term debt, less current portion.........    15,960         --         --         --         --
Minority interest in ViAlta.com..............        --         --         --         --     52,860
Total shareholders' equity...................  $105,208   $143,176   $171,107   $142,072   $183,579

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

OVERVIEW

     ESS designs, develops and markets highly integrated mixed signal semiconductor products for sale to the Internet, PC and consumer marketplace. In April 1999, the Company established a subsidiary, ViAlta.com, which plans to introduce advanced, user friendly products and applications for the internet. In 1999, ESS had revenues totaling $310.7 million, a 42% increase from the 1998 total of $218.3 million, and a 25% increase from the 1997 total of $249.5 million. Net income increased to $40.1 million in 1999 compared to a net loss of $28.0 million in 1998, which compares to net income of $11.3 in 1997 excluding a one-time pre and post-tax charge of $22.2 million related to acquired research and development in-process for the acquisition of Platform. The gross margin for 1999 was 38%, reflecting favorable product mix, manufacturing cost reductions offset in part by decreased average selling price due to price competition. The gross margin for 1998 was 16%, reflecting price competition offset in part by manufacturing cost reductions, compared to gross margin in 1997 of 31%.

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

     At the end of 1995 ESS purchased 16 acres of land in Fremont, California. By the end of 1996, the Company completed and occupied a two-story, 93,000-square-foot headquarters. In 1998, the Company completed construction of a 77,000 square foot building to support headcount growth. An 11,000 square foot dormitory was also completed during 1998.

     During the fourth quarter of 1997, the Company established a wholly-owned foreign subsidiary in the Cayman Islands, British West Indies and transferred a substantial portion of its business operations to it. In the second quarter of 1999, the Company established a subsidiary, ViAlta.com which plans to introduce advanced, user friendly products and applications for the internet. In December of 1999, ViAlta.com completed its 2nd round of funding generating $104.9 million in cash, of which ESS contributed $52.0 million.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of net revenues for the periods indicated.

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            1997       1998     1999
                                                            -----      -----    -----
Net revenues............................................    100.0%     100.0%   100.0%
Cost of revenues........................................     68.9       83.6     61.7
                                                            -----      -----    -----
  Gross margin..........................................     31.1       16.4     38.3
Operating expenses:
  Research and development..............................     11.8       14.0     12.0
  In-process research and development...................      8.9         --       --
  Selling, general and administrative...................     10.1       16.6     12.8
                                                            -----      -----    -----
Operating income (loss).................................      0.3      (14.2)    13.5
Nonoperating income, net................................      0.9        0.7      1.7
                                                            -----      -----    -----
Income (loss) before income taxes.......................      1.2      (13.5)    15.2
Provision for (benefit from) income taxes...............      5.5       (0.7)     2.3
                                                            -----      -----    -----
Net income (loss).......................................     (4.3)%*   (12.8)%   12.9%
                                                            =====      =====    =====

---------------
* Includes a one-time pre and post-tax charge of 8.9% related to acquired in-process research and development.

     Net Revenues. Net revenues were $249.5 million, $218.3 million and $310.7 million in 1997, 1998 and 1999, respectively. Net revenues increased 42% between 1998 and 1999 primarily from increased video sales. Net revenues decreased 13% between 1997 and 1998 primarily due to a decrease in ASP in both the audio and video markets. The Company's video sales and PC audio sales accounted for a significant portion of the Company's net revenues in 1999. The Company's PC audio products accounted for a majority of the Company's net revenues in 1997 and 1998. International revenues accounted for approximately 89%, 92% and 95% of net revenues for 1997, 1998 and 1999, respectively. The Company's net revenues are denominated in U.S. dollars. The Company expects that its percentage of international sales will remain high in the future.

     Gross Margin. Gross profit was $77.7 million, $35.8 million and $119.1 million in 1997, 1998 and 1999, respectively, representing corresponding gross margins of 31.1%, 16.4% and 38.3% of net revenues for such years. The increase in gross margins from 1998 to 1999 was the result of favorable product mix and reduced manufacturing cost partially offset by reduced ASPs. The decrease in gross margins from 1997 to 1998 was a result of lower ASPs on the Company's products throughout the year. The Company's overall gross profit and margin are subject to change due to various factors, including among others, competitive product pricing, unit volumes shipped, new product introductions, yields, wafer costs, assembly costs and product mix. The Company has encountered increased competition from other suppliers who are offering competitive products and new features. In addition, the Company expects the overall ASPs for its existing products to decline significantly over the life of the products. The Company believes that in order to maintain or increase gross profit, it must achieve higher unit volume shipments, reduce costs, add new features and introduce new products. However, no assurance can be given that the Company will be able to ship higher volumes, reduce costs, add new features or introduce new products that gain market acceptance.

     Research and Development Expenses. On-going research and development expenses were $29.5 million, $30.5 million and $37.4 million or 11.8%, 14.0% and 12.0% of net revenues, in 1997, 1998 and 1999, respectively. Research and development in-process represents one-time pre and post-tax charges of $22.2 million from the acquisition of Platform in the second quarter of 1997. The growth in on-going research and development expenses between 1997 and 1998 was primarily due to the increase in amortization of technical infrastructure and covenants not to compete related to the Company's acquisitions and a one-time charge for impaired assets related to previous acquisitions offset by lower engineering test run and mask charges. The increase in research and development expense from 1998 to 1999 was primarily due to increased payroll related expense, software maintenance and depreciation and amortization. The Company expects that research and development expenses will remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated research and development expenses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $25.2 million, $36.3 million and $39.7 million or 10.1% 16.6% and 12.8% of net revenues, in 1997, 1998 and 1999, respectively. The increase in selling, general and administrative expense from 1997 to 1998 was primarily due to the increase in reserves for accounts receivable, the amortization of covenants not to compete related to the Company's acquisitions, one-time charge for impaired assets related to a previous acquisition and the expenses associated with the Company's conversion to a new management information system. The increase in selling, general and administrative expense from 1998 to 1999 was primarily due to increased marketing expenses and legal expenses partially offset by decreases in expenses relating to reserves for accounts receivable. The Company expects selling, general and administrative expenses will remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated selling, general and administrative expenses.

     Non-Operating Income. Non-operating income was $2.2 million, $1.5 million and $5.2 million in 1997, 1998, and 1999 respectively. In 1997, 1998 and 1999 non-operating income consisted primarily of interest income.

     Provision for Income Taxes. The Company's effective tax rate was 466%, (5%) and 15% for 1997, 1998 and 1999 respectively. The reported tax rate for 1997 of 466% of pre-tax income significantly exceeds the combined federal and state statutory tax rate of 41% due to two charges that are not deductible for federal and state income tax purposes. The first charge is the one-time pre- and post-tax charge of $22.2 million for the acquisition of Platform in the second quarter of 1997. The second is the charge to increase inventory reserves in the fourth quarter of 1997. Because the majority of the inventories were held by a foreign subsidiary, a majority of the charge was not deductible in the U.S. The reported tax benefit for 1998 of 5% of pre-tax losses is below the combined federal and state statutory rate of 41%, since a majority of the losses were incurred by a foreign subsidiary and were not deductible in the U.S. The reported tax provision for 1999 of 15% of pre-tax income is below the combined federal and state statutory rate of 41% as a result of the lower foreign tax rate on earnings from the Company's foreign subsidiary that were considered to be permanently reinvested. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated by operations, the sale of equity securities, bank lines of credit and short-term and long-term debt. At December 31, 1999, the Company had cash and cash equivalents and short-term investments of $181.5 million of which $112.8 million is attributable to ViAlta.com and working capital of $186.6 million. As of December 31, 1999, the Company had a $15.0 million line of credit which expires on October 1, 2001 and was secured by land and buildings with a net book value of $23.0 million. The line of credit requires the Company to achieve certain financial ratios and operating results. At December 31, 1999, the Company was in compliance with its borrowing criteria. There were no borrowings under the line of credit as of December 31, 1999.

     In 1999, the Company generated net cash from operating activities of $58.9 million. This resulted primary from net income of $40.1 million, an increase in accounts payable and accrued liabilities of $14.4 million, and a decrease in prepaids and other assets of $12.0 million, depreciation and amortization of $15.1 million, partially offset by an increase in inventory of $19.5 million. The Company invested $13.3 million in property and equipment, $33.9 million in the net purchase of short-term investments, the Company received $5.6 million for the issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan and used $4.2 million in the repurchase of stock. For the year, cash and cash equivalents increased by $65.2 million. The Company invested $62.0 million in cash in its ViAlta.com subsidiary in which it retains a majority interest. ViAlta.com sold its Series B Preferred Stock to outside investors for an additional $52.9 million in cash.

     In 1998, the Company generated net cash from operating activities of $31.7 million. This resulted from a reduction in inventory of $24.4 million, a decrease in prepaids and other assets of $13.3 million, an increase in accounts payable and accrued liabilities of $7.1 million, an increase in income taxes payable and deferred income taxes of $3.5 million, depreciation and amortization of $12.5 million and a charge for compensation expense related to stock options of $.5 million, partially offset by a net loss of $28.0 million and an increase in accounts receivable of $1.6 million. The Company received $22.4 million from sale of its UICC investment, $1.2 million from the issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan and the income tax credit from disqualifying disposition of common stock options. The Company invested $12.3 million in property and equipment, $2.8 million in the repurchase of stock and $2.2 million in the net purchase of short-term investments. For the year, cash and cash equivalents increased by $38.0 million.

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

     The Company believes that its existing cash and cash equivalents as of December 31, 1999 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $24.0 million of which $5.6 million is to be used by ESS and $18.4 million is to be used by ViAlta.com primarily for the acquisition of capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB statement No. 133", which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. The Company believes the adoption of this statement will not have a significant effect on the Company's results of operations.

YEAR 2000 ISSUES

     The Company conducted a Year 2000 readiness program (the "Year 2000 Program") to ensure that its information systems and other date-sensitive equipment continue uninterrupted into the Year 2000. All of the Company's essential processes, systems and business functions were compliant with the Year 2000 require-ments by the end of 1999. The Company did not experience any Year 2000 consequences that affected its business, financial position, liquidity or results of operations.

     The costs of the Company's Year 2000 Program were funded with cash flows from operations. Some of these costs related solely to the modification of existing systems, while others were for new systems that also improved business functionality. The total cost to the Company of its Year 2000 Program has not been and is not presently anticipated to be material to the Company's business, financial position, liquidity or results of operations. See "Factors That May Affect Future Results -- Year 2000 Compliance" below.

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

     Dependence on the PC and Consumer Markets. In 1997 and 1998, sales of PC audio semi-conductor chips accounted for a majority of the Company's net revenues, the Company expects that sales of audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. Sales of video semiconductor chips to the video compact disk ("VCD") and digital video disk ("DVD") player market accounted for a majority of the Company's revenues in 1999 and a significant portion of its net revenues in 1998. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs, DVD or VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's products are sold for incorporation into desktop and notebook computers, VCD and DVD players. Therefore, the Company is heavily dependent on the growth of the markets and the cost requirements for desktop and notebook computers VCD and DVD players. There can be no assurance that these markets will be able to grow. A slowing in unit volume and a decrease in ASPs could result in a decline in revenues which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- AudioDrive Products," "-- VideoDrive Products," "-- TeleDrive Products" "-- VCD Player Products" and "DVD Player Products."

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

     New Business Venture. In 1999, the Company incorporated ViAlta.com, originally as a wholly owned subsidiary of the Company, in order to develop and market new products and applications for the Internet. As of December 31, 1999, the Company had contributed $62.0 million in cash to ViAlta.com. In late 1999, ViAlta.com raised an additional $52.9 million in cash by selling shares of its preferred stock to outside investors. In October 1999 and January 2000, ViAlta.com issued $5.9 million shares of common stock and 8 million shares of Series B Preferred Stock, respectively, for $1.5 million and $20.8 million in notes from Fred S.L. Chan, the Company's Chairman of the Board and an entity controlled by Fred S.L. Chan and Annie M.H. Chan, a director of the Company and spouse of Mr. Chan. The Company's investment in ViAlta.com involves all of the risks normally associated with investments in development stage companies. In order for ViAlta.com to begin earning revenues and ultimately achieve profitability, it must successfully develop and market new products and applications on a cost effective basis. There can be no assurance that ViAlta.com will be able to do so, since, among other things, the Company has limited experience in starting new business ventures and there is intense competition in the marketplace for Internet products and applications generally. In addition, the Company's investment in ViAlta.com may adversely affect the Company's existing business, financial position and results of operations by diverting management's attention, working capital and other resources from the Company to the new ViAlta.com business venture.

     Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by TSMC, which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with UMC, which has manufactured certain of the Company's products since 1995. These relationships provide the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. In November 1999, the Company secured wafer capacity that it believes will be adequate to meet its growth plans for the next 12 months. In September 1999, Taiwan experienced a series of earthquakes. While the Company did not experience any material effects from these earthquakes, there can be no assurance that any future earthquakes will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Business -- Manufacturing."

     While the Company has entered into agreements with its two foundries, the Company's reliance on these independent foundries involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs, and the international risks more fully described below. In addition, the Company has pre-negotiated certain of its purchase orders and could be unable to benefit from enhanced yields realized by its vendors. The Company expects to rely upon TSMC and UMC to manufacture substantially all of the Company's products for the foreseeable future. In the event that TSMC and UMC are unable to continue to manufacture the Company's key products in required volumes, the Company will have to identify and secure additional foundry capacity. In such an event, the Company may be unable to identify or secure additional foundry capacity from another manufacturer. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. The loss of any of its foundries as a supplier, the inability of the Company to acquire additional capacity at its current suppliers or qualify other wafer manufacturers for additional foundry capacity should additional capacity be necessary, or any other circumstances causing a significant interruption in the supply of semiconductors to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In 1997, 1998 and 1999 sales to the Company's top five customers, including sales to distributors, accounted for approximately 49%, 54% and 53% respectively, of the Company's net revenues. In 1997, Eastbase and Dynax, a Hong Kong distributor, each accounted for approximately 13% of the Company's net revenues. In 1998, Dynax and Shinco accounted for approximately 16% and 15% of the Company's net revenues. In 1999, Dynax and Shinco accounted for approximately 22% and 13% of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of the net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

     International Operations. During 1997, 1998 and 1999, international sales accounted for a substantial majority of the Company's net revenues. Substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, Japan, China and Singapore. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chairman of the Board of Directors. The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. The loss of Mr. Chan, Mr. Blair, key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

     Control by Existing Shareholders. As of December 31, 1999, Fred S.L. Chan, the Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children beneficially owned, in the aggregate, 38% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

     Year 2000 Compliance. The Company has completed its Year 2000 Program and generally believes that its products, IT systems and non-IT systems are Year 2000 compliant. At this time the Company has not experienced any Year 2000 compliance problems. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnectedness of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect the Company's operations and business, or expose it to third-party liability. See Part II,
Item 7. "Year 2000 Issues."

     Euro Conversion. The Company is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro"). The Company does not expect the cost of any system modifications to be material or result in any material increase in transaction costs. The Company will continue to evaluate the impact of the Euro; however, based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of operations.

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

     Interest Rate Risks: The Company also invests in short-term investments. Consequently, the Company is exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, the Company invests in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sales and at December 31, 1999, the fair market value of the Company's investments approximated their costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The following documents are filed as part of this Report.

     (1) Financial Statements:

        Report of Independent Accountants

        Consolidated Balance Sheets as of December 31, 1998 and 1999

        Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ESS Technology, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ESS Technology, Inc. and its subsidiaries as at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 20, 2000, except as to Note 13, which is as of February 10, 2000.

                              ESS TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Cash and cash equivalents...................................  $ 65,752    $130,913
Short-term investments......................................    16,719      50,618
Accounts receivable, net....................................    37,830      34,362
Inventories.................................................    22,882      42,347
Deferred income taxes.......................................     6,372      10,758
Prepaid expenses and other assets...........................     4,142       2,199
                                                              --------    --------
          Total current assets..............................   153,697     271,197
Property and equipment, net.................................    38,000      40,564
Other assets................................................    22,948       9,266
                                                              --------    --------
          Total assets......................................  $214,645    $321,027
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses.......................  $ 57,930    $ 72,303
Income taxes payable and deferred income taxes..............    14,643      12,285
                                                              --------    --------
          Total current liabilities.........................    72,573      84,588
                                                              --------    --------
Commitments and Contingencies (Note 9)
Minority Interest in ViAlta.com (Note 12)...................        --      52,860
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding............................        --          --
  Common stock, no par value, 100,000 shares authorized;
     40,849 and 41,372 shares issued and outstanding at
     December 31, 1998 and 1999, respectively...............   137,312     140,597
  Retained earnings.........................................     4,760      42,982
                                                              --------    --------
          Total shareholders' equity........................   142,072     183,579
                                                              --------    --------
          Total liabilities and shareholders' equity........  $214,645    $321,027
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Net revenues................................................  $249,517   $218,252   $310,651
Cost of revenues............................................   171,859    182,417    191,529
                                                              --------   --------   --------
  Gross profit..............................................    77,658     35,835    119,122
Operating expenses:
  Research and development..................................    29,471     30,529     37,383
  Research and development in-process.......................    22,200         --         --
  Selling, general and administrative.......................    25,198     36,289     39,735
                                                              --------   --------   --------
Operating income (loss).....................................       789    (30,983)    42,004
Nonoperating income, net....................................     2,183      1,478      5,178
                                                              --------   --------   --------
Income (loss) before provision for (benefit from) income
  taxes.....................................................     2,972    (29,505)    47,182
Provision for (benefit from) income taxes...................    13,838     (1,489)     7,077
                                                              --------   --------   --------
Net income (loss)...........................................  $(10,866)  $(28,016)  $ 40,105
                                                              ========   ========   ========
Net income (loss) per share:
  Basic.....................................................  $  (0.27)  $  (0.68)  $   0.99
                                                              ========   ========   ========
  Diluted...................................................  $  (0.27)  $  (0.68)  $   0.88
                                                              ========   ========   ========
Shares used in calculating net income (loss) per share:
  Basic.....................................................    39,593     40,955     40,640
                                                              ========   ========   ========
  Diluted...................................................    39,593     40,955     45,625
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                                          COMMON STOCK
                                                        -----------------   RETAINED
                                                        SHARES    AMOUNT    EARNINGS    TOTAL
                                                        ------   --------   --------   --------
Balance at December 31, 1996..........................  38,127   $ 98,655   $ 44,521   $143,176
  Issuance of common stock upon exercise of options...     886      2,294         --      2,294
  Issuance of common stock for acquisition............   1,586     32,703         --     32,703
  Issuance of common stock for employee stock purchase
     plan.............................................      75        817         --        817
  Income tax benefit on disqualifying disposition of
     common stock options.............................      --      2,983         --      2,983
  Net loss............................................      --         --    (10,866)   (10,866)
                                                        ------   --------   --------   --------
Balance at December 31, 1997..........................  40,674    137,452     33,655    171,107
  Issuance of common stock upon exercise of options...     612        618         --        618
  Compensation expense related to common stock options
     issued to consultants............................      --        535         --        535
  Issuance of common stock for employee stock purchase
     plan.............................................      86        395         --        395
  Income tax benefit on disqualifying disposition of
     common stock options.............................      --        202         --        202
  Repurchase of common stock..........................    (523)    (1,890)      (879)    (2,769)
  Net loss............................................      --         --    (28,016)   (28,016)
                                                        ------   --------   --------   --------
Balance at December 31, 1998..........................  40,849   $137,312   $  4,760   $142,072
  Issuance of common stock upon exercise of options...   1,138      2,683         --      2,683
  Issuance of common stock for employee stock purchase
     plan.............................................      88        510         --        510
  Income tax benefit on disqualifying disposition of
     common stock options.............................      --      2,438         --      2,438
  Repurchase of common stock..........................    (703)    (2,346)    (1,883)    (4,229)
  Net income..........................................      --         --     40,105     40,105
                                                        ------   --------   --------   --------
Balance at December 31, 1999..........................  41,372   $140,597   $ 42,982   $183,579
                                                        ======   ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(10,866)  $(28,016)  $ 40,105
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     7,865     12,446     15,112
     Charges for in-process research and development........    22,200         --         --
     Deemed compensation expense and compensation related to
       stock options........................................        --        535         --
     Change in assets and liabilities
       Accounts receivable..................................   (14,197)    (1,565)     3,468
       Inventories..........................................   (14,038)    24,403    (19,465)
       Prepaid expenses and other assets....................    22,329     13,307     12,023
       Accounts payable and accrued expenses................    (8,359)     7,072     14,373
       Income taxes payable and deferred income taxes.......    (7,520)     3,480     (6,744)
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    (2,586)    31,662     58,872
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net...................   (15,207)   (12,336)   (13,277)
  Sale of short-term investments............................    24,916     21,775     46,782
  Purchase of short-term investments........................   (19,291)   (23,970)   (80,681)
  Sale (purchase) of joint venture investment...............   (17,750)    22,415      2,183
  Purchase of long-term investments.........................        --         --     (3,000)
  Other.....................................................     2,529         --         --
                                                              --------   --------   --------
          Net cash provided by (used in) investing
            activities......................................   (24,803)     7,884    (47,993)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received for Minority Interest.......................        --         --     52,860
  Repurchase of common stock................................        --     (2,769)    (4,229)
  Issuance of common stock under employee stock plans.......     3,111      1,013      3,193
  Income tax benefit on disqualifying disposition of common
     stock options..........................................     2,983        202      2,438
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................     6,094     (1,554)    54,282
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (21,295)    37,992     65,161
Cash and cash equivalents at beginning of year..............    49,055     27,760     65,752
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 27,760   $ 65,752   $130,913
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Common stock issued for acquisitions......................  $ 32,703   $     --   $     --
                                                              ========   ========   ========
  Cash paid for income taxes................................  $ 18,300   $     --   $ 11,763
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     ESS Technology, Inc. (the "Company") was incorporated in California in February 1984. The Company and its subsidiaries design, develop and market highly integrated mixed signal semiconductor products for sale to the Internet, PC and consumer marketplaces. In April 1999, the Company formed ViAlta.com, a subsidiary, to develop and market advanced, user friendly products and content for the Internet.

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

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents and investments with original maturity dates of greater than 90 days to be short-term investments.

     Short-term investments are comprised of primarily debt instruments have been classified as available for sale. Management determines the appropriate classification of securities at the time of purchase and reevaluates the classification at each reporting date. At December 31, 1999, the fair value of the Company's investments approximated their cost.

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

  Accounting Policy for Minority Interest

     Minority interest in subsidiaries represents the minority stockholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiaries. Sales of common stock of the Company's subsidiaries and purchases of such shares may result in changes in the Company's proportionate share of the subsidiaries' net assets. The Company reflects such changes as an element of additional paid-in-capital.

  Technical Infrastructure and Covenants not to Compete

     Technical infrastructure and covenants not to compete are amortized over estimated useful lives that range from 3 to 4 years.

  Impairment of Long-Lived Assets

     Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company reviews

                              ESS TECHNOLOGY, INC.

long-lived assets based upon a gross cash flow basis and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. During 1998 the Company recorded $3.1 million in write-down of impaired assets related to technical infrastructure, covenants not to compete and certain prepaid license fees.

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

  Stock Based Compensation

     The Company accounts for stock-based compensation, including stock options granted and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method prescribed in APR No. 25, "Accounting for Stock Issued to Employee," and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation."

  Comprehensive Income

     Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components. As the Company has no components of other Comprehensive Income, there are no disclosures requirements.

  Industry Segments

     In 1998, the Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and requires segment information be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company operates in two reportable segments: the semiconductor segment and the Internet segment. In the semiconductor segment, the Company designs, develops, supports and manufactures highly integrated mixed signal semiconductor, hardware, software and system solutions for multimedia applications in the internet, personal computer and the consumer marketplace. The semiconductor segment offers comprehensive solutions for audio, video and modern applications. In the Internet segment, the Company plans to develop and market advanced, user friendly products and applications and content for the Internet.

                              ESS TECHNOLOGY, INC.

 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Cash and cash equivalents:
  Cash and money market accounts -- ESS.....................  $ 23,082    $ 25,867
  Cash and money market accounts -- ViAlta.com..............        --         992
  U.S. government notes and bonds -- ESS....................    42,570      14,419
  U.S. government notes and bonds -- ViAlta.com.............        --      89,508
  Certificates of deposit -- ESS............................       100         127
                                                              --------    --------
                                                              $ 65,752    $130,913
                                                              ========    ========
Short-term investments:
  U.S. government notes and bonds -- ESS....................  $ 16,719    $ 28,274
  U.S. government notes and bonds -- ViAlta.com.............        --      22,344
                                                              --------    --------
                                                              $ 16,719    $ 50,618
                                                              ========    ========
Accounts receivable:
  Accounts receivable.......................................  $ 41,758    $ 36,821
  Less: allowance for doubtful accounts.....................    (3,928)     (2,459)
                                                              --------    --------
                                                              $ 37,830    $ 34,362
                                                              ========    ========
Inventories:
  Raw materials.............................................  $  6,307    $ 10,697
  Work-in-process...........................................     4,429      10,208
  Finished goods............................................    12,146      21,442
                                                              --------    --------
                                                              $ 22,882    $ 42,347
                                                              ========    ========
Property and equipment:
  Land......................................................  $  3,899    $  3,895
  Buildings and building improvements.......................    22,033      22,461
  Machinery and equipment...................................    27,790      30,615
  Furniture and fixtures....................................     1,255      11,295
                                                              --------    --------
  Cost of property and equipment............................    54,977      68,266
  Less: accumulated depreciation and amortization...........   (16,977)    (27,702)
                                                              --------    --------
                                                              $ 38,000    $ 40,564
                                                              ========    ========
Other assets:
  Foundry prepayments and investments.......................  $ 12,406    $  2,239
  Covenants not to compete..................................     5,651       2,689
  Technical infrastructure..................................     3,897       2,372
  Other.....................................................       994       1,966
                                                              --------    --------
                                                              $ 22,948    $  9,266
                                                              ========    ========
Accounts payable and accrued expenses:
  Accounts payable..........................................  $ 44,414    $ 44,909
  Accrued compensation costs................................     4,578       7,808
  Accrued commission and royalties..........................     2,739       5,695
  Other accrued liabilities.................................     6,199      13,891
                                                              --------    --------
                                                              $ 57,930    $ 72,303
                                                              ========    ========

                              ESS TECHNOLOGY, INC.

 3. DEBT

     The Company has a secured line of credit agreement with a foreign bank of $15 million, which expires on October 1, 2001. As of December 31, 1999, the line was secured by the building and land of the Company with a net book value of $23.0 million. Under the terms of the agreement, the Company may borrow at a fixed rate of LIBOR plus 1.5% or a variable rate at the foreign bank's reference rate. The line of credit requires the Company to achieve certain financial ratios and operating results. At December 31, 1999, the Company was in compliance with its borrowing criteria. There were no borrowings under the line of credit as of December 31, 1999.

 4. INCOME TAXES

     Income (loss) before provision for (benefit from) income taxes consisted of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997        1998       1999
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
Domestic..................................................    $ 13,947    $(11,014)   $14,704
Foreign...................................................     (10,975)    (18,491)    32,478
                                                              --------    --------    -------
                                                              $  2,972    $(29,505)   $47,182
                                                              ========    ========    =======

     Provision for (benefit from) income taxes consisted of the following:

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1998       1999
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Current:
  Federal...................................................    $15,011    $ 1,432    $11,143
  State.....................................................      1,769        280      2,031
  Foreign...................................................         38         34         49
                                                                -------    -------    -------
                                                                 16,818      1,746     13,223
                                                                -------    -------    -------
Deferred:
  Federal...................................................     (2,550)    (2,767)    (4,818)
  State.....................................................       (430)      (468)    (1,328)
                                                                -------    -------    -------
                                                                 (2,980)    (3,235)    (6,146)
                                                                -------    -------    -------
          Total.............................................    $13,838    $(1,489)   $ 7,077
                                                                =======    =======    =======

                              ESS TECHNOLOGY, INC.

     A reconciliation between the provision for (benefit from) income taxes computed at the federal statutory rate of 35% for the years ended December 31, 1997, 1998 and 1999 and the provision for (benefit from) income taxes is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
Provision (benefit) at statutory rate.....................    $ 1,040    $(10,327)   $ 16,514
Tax cost (benefit) related to foreign jurisdictions.......      4,275       7,293     (12,204)
State income taxes, net of federal tax benefit............         94         101         941
Tax-exempt interest income................................       (333)        (53)         --
General business credit...................................       (643)         --          --
Nondeductible research and development costs..............      8,480       1,497       1,826
Other.....................................................        925          --          --
                                                              -------    --------    --------
Provision for (benefit from) income taxes.................    $13,838    $ (1,489)   $  7,077
                                                              =======    ========    ========

     Deferred tax assets (liabilities) are comprised of the following:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
State income taxes..........................................  $    55    $   507
Accounts receivable and inventory reserves..................    4,891      5,003
Accrued expenses............................................    1,069      1,827
Legal reserves and other....................................      357      3,421
                                                              -------    -------
          Total deferred tax assets.........................    6,372     10,758
Unremitted earnings of foreign subsidiary...................   (9,139)    (9,139)
Covenants not to compete and technical infrastructure.......   (3,674)    (1,914)
                                                              -------    -------
Net deferred tax liabilities................................  $(6,441)   $  (295)
                                                              =======    =======

 5. SHAREHOLDERS' EQUITY

  Common Stock

     On April 29, 1997, the Company's Board of Directors authorized repurchase at management's discretion of up to 2 million shares of the Company's Common Stock over the subsequent 12 months at market prices and as the market and business conditions warrant. There were no repurchases under this program.

     On November 5, 1998, the Company's Board of Directors authorized repurchase at managements' discretion of up to $7 million of the Company's Common Stock over the subsequent 12 months at market prices and as market and business conditions warrant. As of December 31, 1999 the Company had repurchased 1,226,300 shares at market prices ranging from $3.17 to $9.93 per share.

  1992 Stock Option Plan

     In January 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan authorized 6,966,000 shares to be reserved for issuance. In December 1999, the Company modified the vesting schedule for options such that initial grants would generally vest 25% at the end of the first year, after the date of the date of grant and ratably thereafter over the remaining vesting period. Other grants would vest ratably over the vesting term.

                              ESS TECHNOLOGY, INC.

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

  1995 Equity Incentive Plan

     In August 1995, the Company adopted the 1995 Equity Incentive Plan (the "Incentive Plan"), which provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, directors and others. The Company has reserved 3,000,000 shares of the Company's Common Stock for issuance under the Incentive Plan. The terms of the Incentive Plan are generally similar to those of the 1992 Plan outlined above.

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

  1995 Employee Stock Purchase Plan

     In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 225,000 shares of the Company's Common Stock for issuance thereunder. The Purchase Plan, as amended in May, 1998, authorizes the issuance of 425,000 shares under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of the offering period or on the purchase date. As of December 31, 1999, 295,490 shares have been issued under the Purchase Plan.

  1995 Directors Stock Option Plan

     In August 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Plan") and reserved a total of 300,000 shares of the Company's Common Stock for issuance thereunder. The Directors Plan allows for granting of stock options to members of the Board of Directors of the Company.

  1997 Equity Incentive Plan

     In May 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Incentive Plan") and reserved a total of 3,000,000 shares of the Company's Common Stock for issuance thereunder. The 1997 Incentive Plan, as amended in May, 1998, authorizes the issuance of 5,000,000 shares under the 1997 Incentive Plan. The terms of the 1997 Incentive Plan are generally similar to those of the 1992 Plan outlined above.

                              ESS TECHNOLOGY, INC.

     In February 1998, the Company canceled 1,602,000 options under the 1997 Incentive Plan with exercise prices greater than $7.69 and reissued the options with an exercise price of $7.69.

     In August 1998, the Company canceled 2,037,000 options under the 1997 Incentive Plan with exercise prices greater than $2.69 and reissued the options with an exercise price of $2.69 except for 100,000 options issued to Mr. Fred Chan, Chairman of the Board of Directors which were reissued at $2.96 in accordance with the 1997 Incentive Plan..

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

  Stock Based Compensation:

     Transactions under the Company's various Stock Option Plans are summarized as follows (in thousands except per share amounts):

                                                         AVAILABLE
                                                            FOR         OPTIONS      WEIGHTED AVERAGE
                                                           GRANT      OUTSTANDING     EXERCISE PRICE
                                                         ---------    -----------    ----------------
Balance at December 31, 1996...........................    2,139         4,833            $ 8.30
  Authorized...........................................    3,000            --                --
  Reserved for Platform acquisition....................      954            --                --
  Granted..............................................   (4,129)        4,129             11.78
  Exercised............................................       --          (886)             2.59
  Canceled.............................................    1,426        (1,426)            17.70
                                                          ------        ------
Balance at December 31, 1997...........................    3,390         6,650              9.20
  Authorized...........................................    2,000            --                --
  Granted..............................................   (9,478)        9,478              4.87
  Exercised............................................       --          (612)             1.01
  Canceled.............................................    8,286        (8,286)            10.48
                                                          ------        ------
Balance at December 31, 1998...........................    4,198         7,230              2.79
  Authorized...........................................   (1,306)           --                --
  Granted..............................................   (2,184)        2,184             11.21
  Exercised............................................       --        (1,138)             2.38
  Canceled.............................................      747          (747)             4.10
                                                          ------        ------
Balance at December 31, 1999...........................    1,455         7,529            $ 5.14
                                                          ======        ======

     The weighted average grant date fair value of options granted during the years ended December 31, 1997, 1998 and 1999 were $8.91, $3.16 and $11.51, respectively.

                              ESS TECHNOLOGY, INC.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                         OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                       --------------------------------------------------------   ------------------------------------
                            NUMBER                                                     NUMBER
                        OUTSTANDING AT     AVERAGE REMAINING                       EXERCISABLE AT
      RANGE OF         DECEMBER 31, 1999   CONTRACTUAL LIFE    WEIGHTED AVERAGE   DECEMBER 31, 1999   WEIGHTED AVERAGE
   EXERCISE PRICES      (IN THOUSANDS)          (YEARS)         EXERCISE PRICE     (IN THOUSANDS)      EXERCISE PRICE
   ---------------     -----------------   -----------------   ----------------   -----------------   ----------------
$0.03 -  1.40........          946               5.48               $ 0.36                914              $ 0.37
$2.12 -  2.69........        3,507               5.43               $ 2.65              1,695              $ 2.67
$2.75 -  5.00........          839               6.66               $ 4.11                168              $ 4.12
$5.06 -  7.81........          590               6.25               $ 6.68                177              $ 6.93
$7.84 - 29.25........        1,647               7.47               $13.14                158              $13.99
                             -----                                                      -----
                             7,529               6.08               $ 5.14              3,112              $ 2.89
                             =====                                                      =====

     At December 31, 1999, 3,111,686 options were exercisable. At December 31, 1999, shares available for grant for all plans was 1,454,863.

  Fair Value Disclosures

     The Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as follows had compensation costs for options granted since 1995 under the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, (in thousands except per share amounts):

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1997        1998       1999
                                                              --------    --------    -------
Net income (loss):
  As reported.............................................    $(10,866)   $(28,016)   $40,105
  Pro forma...............................................    $(17,278)   $(35,069)   $31,990
Net income (loss) per share -- basic:
  As reported.............................................    $  (0.27)   $  (0.68)   $  0.99
  Pro forma...............................................    $  (0.44)   $  (0.86)   $  0.79
Net income (loss) per share -- diluted:
  As reported.............................................    $  (0.27)   $  (0.68)   $  0.88
  Pro forma...............................................    $  (0.44)   $  (0.86)   $  0.70

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the years ended December 31, 1997, 1998 and 1999: dividend yield of 0.0% for these periods; expected volatility of 70% for the year ended December 31, 1997, 85% for year ended December 31, 1998; and 80% for year ended December 31, 1999; risk-free interest rates of 6.23%, 5.50% and 5.75% for the years ended December 31, 1997, 1998 and 1999 respectively; and a weighted average expected option term of 5 years for the years ended December 31, 1997 and 1999 and 4 years for the year ended December 31, 1998.

     Sales under the Purchase Plan in 1997, 1998 and 1999 were approximately 75,000 shares, 86,000 shares and 88,000 shares respectively, at an average price per share of $10.89, $4.60 and $5.78 respectively. Pro forma compensation expense for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions for 1997, 1998 and 1999: an expected life of six months for these periods; expected volatility of 70%, 85% and 80% respectively; expected dividend yield of 0% for these periods and risk-free interest rates of 6.00%, 5.00% and 5.745% respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, of rights

                              ESS TECHNOLOGY, INC.

to purchase stock under the Purchase Plan in 1997, 1998 and 1999 were $5.00, $3.57 and $2.58 per share, respectively.

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

                                                                                    PER SHARE
                                                               INCOME     SHARES     AMOUNT
                                                              --------    ------    ---------
YEAR ENDED DECEMBER 31, 1997
Loss per share of common stock -- basic.....................  $(10,866)   39,593     $(0.27)
Effect of dilutive securities:
  Stock options.............................................        --        --
                                                              --------    ------
Loss per share of common stock -- assuming dilution.........  $(10,866)   39,593     $(0.27)
                                                              --------    ------
YEAR ENDED DECEMBER 31, 1998
Loss per share of common stock -- basic.....................  $(28,016)   40,995     $(0.68)
Effect of dilutive securities:
  Stock options.............................................        --        --
                                                              --------    ------
Loss per share of common stock -- assuming dilution.........  $(28,016)   40,955     $(0.68)
                                                              --------    ------
YEAR ENDED DECEMBER 31, 1999
Income per share of common stock -- basic...................  $ 40,105    40,640     $ 0.99
Effect of dilutive securities:
  Stock options.............................................        --     4,985
                                                              --------    ------     ------
Income per share of common stock -- assuming dilution.......  $ 40,105    45,625     $ 0.88
                                                              ========    ======     ======

 7. FOREIGN OPERATIONS AND INDUSTRY SEGMENT

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

                              ESS TECHNOLOGY, INC.

     The following is a summary of the Company's geographic operations:

                                                                                       HONG                TOTAL
                                           U.S.      TAIWAN     JAPAN    SINGAPORE     KONG       ROW     FOREIGN     TOTAL
                                         --------   --------   -------   ---------   --------   -------   --------   --------
                                                                            (IN THOUSANDS)
Year ended December 31, 1997:
  Net revenues.........................  $ 26,793   $ 20,388   $19,670    $19,804    $102,900   $59,962   $222,724   $249,517
  Income (loss) from operations........    10,025         --        --         --          --        --     (9,236)       789
  Identifiable assets..................   194,053         --        --         --          --        --     37,601    231,654
Year ended December 31, 1998:
  Net revenues.........................    17,363     73,566    16,546     19,812      80,717    10,248    200,889    218,252
  Loss from operations.................   (13,250)        --        --         --          --        --    (17,733)   (30,983)
  Identifiable assets..................   167,203         --        --         --          --        --     47,442    214,645
Year ended December 31, 1999:
  Net revenues.........................    14,812     98,342    24,480     14,547     124,427    34,043    295,839    310,651
  Income from operations...............     9,924         --        --         --          --        --     32,080     42,004
  Identifiable assets..................  $237,478         --        --         --          --        --   $ 83,549   $321,027

     In October 1997, the Company established a wholly owned subsidiary in the Cayman Island, British West Indies. The Cayman Island subsidiary and its branch offices are responsible for the manufacturing and for the international sales of the Company's products.

     Prior to 1999, the Company operated in a single segment: semiconductors. In April 1999, the Company established a subsidiary, ViAlta.com to address products and applications for the Internet. The following is a summary of the Company's business segments:

              YEAR ENDED DECEMBER 31, 1999                SEMICONDUCTORS    INTERNET     TOTAL
--------------------------------------------------------  --------------    --------    --------
Net revenues............................................     $310,651             --    $310,651
Income (loss) from operations...........................       44,536         (2,532)     42,004
Indentifiable assets....................................     $207,456       $113,571    $321,027

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

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1997    1998    1999
                                                              ----    ----    ----
Dynax.......................................................   13%     16%     22%
Eastbase....................................................   13%     --      --
Shinco......................................................   --      15%     13%

     A majority of the Company's trade receivables are derived from sales to manufacturers of computer systems. The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers' financial condition and generally, requires letters of credit from international customers. The Company maintains an allowance for doubtful accounts on its receivables based upon the expected collectibility of all accounts

                              ESS TECHNOLOGY, INC.

receivable. At December 31, 1998 and 1999, approximately 36% and 39%, respectively, of trade accounts receivable represent amounts due from two customers.

 9. COMMITMENTS AND CONTINGENCIES

     In November 1995, the Company entered into agreements with two wafer foundries, TSMC and UMC, in which the Company secured access to additional manufacturing capacity and to certain technology.

     Under the TSMC Agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million during 1996 and 1997 as deposits for wafers through 1999. The cash requirements associated with this agreement were two $16 million payments due June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments which were cancelled subsequent to the payments in 1996 and 1997. The payments were applied in full to offset wafers purchased from 1996 to 1999.

     Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company invested approximately $24.6 million in the joint venture. Under the terms of the agreement, the Company received a 5% equity ownership in the joint venture company and certain capacity rights. On October 17, 1998, the Company entered into an agreement with UMC to sell UMC approximately 63.8 million shares of the joint venture for a purchase price of $22.4 million which approximated net book value. On April 8, 1999, the Company sold its remaining 6 million shares of stock of the joint venture at book value for a purchase price of $2.2 million. The Company received the cash on April 30, 1999.

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

     The purchase price was allocated to assets acquired and liabilities assumed based upon the book value of Platform's current assets, equipment and liabilities, which management believes approximates their fair value, and independent appraisal for all other identifiable assets as follows:

                                                                 PLATFORM
                                                              --------------
                                                              (IN THOUSANDS)
In-process research and development.........................     $22,200
Technical infrastructure....................................       7,245
Covenants not to compete....................................       6,100
Current assets..............................................       3,209
Property and equipment......................................         222
Current liabilities assumed.................................        (369)
Other liabilities assumed...................................      (5,204)
                                                                 -------
                                                                  33,403
Acquisition costs...........................................        (700)
                                                                 -------
Value of consideration for acquisition......................     $32,703
                                                                 =======

                              ESS TECHNOLOGY, INC.

     The acquisition was recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisition have been included from the date of acquisition. Acquired in-process research and development aggregating $22.2 million for the Platform acquisition was charged to operations in the second quarter of 1997. The pro forma effect of the Platform acquisition was not significant on the Company's reported operating results for 1997.

11. RELATED PARTY TRANSACTION

     Fred S.L. Chan, the Company's Chairman of the Board of Directors and his spouse Annie M.H. Chan, a director of the Company, announced on April 28, 1998, that they would be purchasing between $5 and $10 million of the Company's common stock on the open market. As of December 31, 1999, such purchases had totaled $1.4 million representing 241,000 shares at prices ranging from $5.15 to $6.56.

12. VIALTA.COM

     In April 1999, the Company incorporated ViAlta.com, a subsidiary, through which ESS plans to introduce advanced, user-friendly products and applications for the Internet. ViAlta.com is incorporated in California and headquartered in Fremont.

     In September 1999, ViAlta.com issued 40,000,000 shares of Series A Preferred Stock at $0.25 per share to the Company for $10 million in cash. In October 1999, Mr. Fred Chan, Chairman of ESS and ViAlta.com, purchased 4 million shares of common stock at $0.25 per share by issuing a full recourse promissory note due to ViAlta.com which bears interest at market rates. Also in October, ViAlta.com issued 400,000 and 1,820,000 common shares to the Company and ViAlta.com consultants, respectively, for full recourse promissory notes in the amount of $555,000. Such notes bear interest at 5.31% per annum compounded quarterly. In December 1999, ViAlta.com issued 40.3 million shares of Series B Preferred Stock at $2.60 per share; 20 million to the Company and 20.3 million to third party investors for a total of $52,780,000 in cash. As of December 31, 1999, minority interest in the Company's consolidated balance sheet is comprised of the ViAlta.com Series B Preferred Stock and Common Stock issued to third parties and contractors of ViAlta.com, net of the promissory notes. The company did not recognize any gain or loss on the sale of shares as ViAlta.com is a development stage company.

     As of December 31, 1999, the Company has a 69.81% voting interest in ViAlta.com.

     According to ViAlta.com's Amended and Restated Articles of Incorporation, ViAlta.com is authorized to issue two classes of stock to be designated, respectively, "Common Stock" and "Preferred Stock". The total number of shares which ViAlta.com is authorized to issue is 160,000,000 shares, each with no par value, of which 70,000,000 shares shall be Common Stock and 90,000,000 shares shall be Preferred Stock.

CONVERTIBLE PREFERRED STOCK

     Convertible Preferred Stock at December 31, 1999 consists of the following:

                                                                              PROCEEDS
                                                                               NET OF
                                                        SHARES                ISSUANCE
                   SERIES                      AUTHORIZED    OUTSTANDING       COSTS
                   ------                      ----------    -----------    ------------
A............................................  40,000,000    40,000,000     $ 10,000,000
B............................................  50,000,000    40,300,000      104,780,000
                                               ----------    ----------     ------------
                                               90,000,000    80,300,000     $114,780,000

                              ESS TECHNOLOGY, INC.

     Holders of Series A and Series B Convertible Preferred Stock have various rights and preferences as follows:

VOTING RIGHTS

     The holder of each share of Series A and Series B Preferred Stock shall have the right to one vote for each share of Common Stock into which such Preferred Stock could then be converted.

CONVERSION

     Series A and B Preferred Stocks are convertible into common stock at the option of the holder at any time at a one for one conversion rate.

     Each share of Preferred Stock shall be automatically converted into shares of Common Stock at the conversion rate in effect at the time for such share immediately upon the earlier of (i) ViAlta.com's sale of its Common Stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, the public offering price of which is not less than $7.50 per share and which results in aggregate cash proceeds to ViAlta.com of $30,000,000 (net of underwriting discounts and commissions) or
(ii) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Preferred Stock, voting together as a class.

DIVIDENDS

     Series A Preferred Stock and Series B Preferred Stock are entitled to receive dividends at the rate of $0.10 per share per annum on each outstanding share of Series A and Series B Preferred Stock payable quarterly when, as and if declared by the Board of Directors. Such dividends shall not be cumulative.

LIQUIDATION

     In the event of liquidation, dissolution or winding up of ViAlta.com, either voluntary or involuntary, the holders of the Series A and Series B Preferred Stock shall be entitled to receive, prior to and in preference to any distribution of any of the assets of ViAlta.com to the holders of Common Stock an amount equal to $0.25 and $2.60 for each share of Series A and B Preferred Stock, respectively, plus declared and unpaid dividends.

VIALTA.COM STOCK OPTION PLAN

     In August, 1999, ViAlta.com adopted a stock incentive plan (the "1999 Plan"). Under the 1999 Plan, ViAlta.com's incentive stock options may be granted to its employees, directors, non-employee directors and consultants. The aggregate number of shares reserved for awards under the Plan shall not exceed 10,000,000 shares. The exercise price of an ISO shall not be less than 100% of the fair market value (110% for 10 percent shareholders); the exercise price of an NSO shall not be less than 85% of the fair market value (110% for 10 percent shareholders). Options shall vest at least as rapidly as 20% annually over a five-year period.

     In 1999, 1,708,000 shares were granted at the price ranged from $0.25 to $0.275 per share including 1,000,000 shares to Mr. Fred S.L. Chan, the Company's founder and Chairman of the Board. Mr. Chan's option will vest 100% on September 1, 2004. Mr. Chan's vesting may be accelerated in full if ViAlta.com (a) is acquired or (b) completes an initial public offering with a valuation of more than $1.0 billion prior to December 31, 2001. Except for Mr. Chan vesting schedule and one option grant having a two-year vesting schedule, all other option grants will vest 25% on each of the first four anniversaries of the date of grant.

                              ESS TECHNOLOGY, INC.

13. SUBSEQUENT EVENTS:

     On January 4, 2000, ViAlta.com received $20.8 million in the form of a full recourse promissory note from Mr. Chan for purchase of 8,000,000 shares of Series B Preferred Stock at $2.60 per share. The note bears interest at 5.45% per annum compounded quarterly. On February 10, 2000, ViAlta.com received $3.9 million in cash from a third party investor for subscription to its Series B Preferred Stock.

     Subsequent to the above transactions, the Company's voting right in ViAlta.com has been reduced to 62.9% as of February 10, 2000.

     On February 3, 2000, the Company acquired all of the outstanding shares and vested stock options of NetRidium Communications, Inc. for $5.3 million in cash, of which 10% will be held in escrow for nine months pending the resolution of certain contingencies. NetRidium is a development stage company which develops advanced broadband communication products enabling high-speed networking over existing phone lines in the home. NetRidium has assets, liabilities and expenses which has no material effect on the Company. Goodwill and purchased technology resulting form the acquisition will be amortized over four years. In connection with the acquisition, the Company granted certain NetRidium employees stock options to purchase 500 thousand shares of the Company's stock at $17.68 per share, the fair market value on the date of grant. In addition certain employees of NetRidium have signed employment contracts which, among other things, provide that if the employee stays with the Company for the four year term of the employment agreement, the employee's stock options will have a value of at least $8.85 more than the exercise price when such options become exercisable. Approximately 428 thousand of the options issued upon acquisition are subject to this guarantee. Any amounts due under this guarantee will be accrued as compensation expense over the four year vesting period of the options.

                              ESS TECHNOLOGY, INC.

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

                                                               1998                                      1999
                                             ----------------------------------------   --------------------------------------
                                             MAR. 31    JUNE 30    SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                             --------   --------   --------   -------   -------   -------   --------   -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...............................  $ 52,876     34,835    52,309    78,232    79,295    67,228     75,400    88,728
Cost of revenues...........................    49,146     33,262    43,683    56,326    48,047    40,873     46,949    55,660
                                             --------   --------   -------    -------   -------   ------     ------    ------
  Gross profit.............................     3,730      1,573     8,626    21,906    31,248    26,355     28,451    33,068
Operating expenses:
  Research and development.................     8,092      6,933     8,134     7,370     9,025     8,642      9,637    10,079
  Research and development in-process......        --         --        --        --        --        --         --        --
  Selling, general and administrative......     9,029      8,632     8,815     9,813     8,446     9,523     10,460    11,306
                                             --------   --------   -------    -------   -------   ------     ------    ------
Operating income (loss)....................   (13,391)   (13,992)   (8,323)    4,723    13,777     8,190      8,354    11,683
Nonoperating income, net...................       369        347       466       296     1,061     1,149      1,202     1,766
                                             --------   --------   -------    -------   -------   ------     ------    ------
Income (loss) before income taxes..........   (13,022)   (13,645)   (7,857)    5,019    14,838     9,339      9,556    13,449
Provision for (benefit from) income
  taxes....................................      (669)      (683)     (388)      251     2,226     1,401      1,433     2,017
                                             --------   --------   -------    -------   -------   ------     ------    ------
Net income (loss)..........................  $(12,353)  $(12,962)  $(7,469)   $4,768    $12,612    7,938      8,123    11,432
                                             ========   ========   =======    =======   =======   ======     ======    ======
Net income (loss) per share:
  Basic....................................  $  (0.30)  $  (0.32)  $ (0.18)   $ 0.12      0.31      0.20       0.20      0.28
                                             ========   ========   =======    =======   =======   ======     ======    ======
  Diluted..................................  $  (0.30)  $  (0.32)  $ (0.18)   $ 0.11      0.28      0.18       0.18      0.24
                                             ========   ========   =======    =======   =======   ======     ======    ======
Shares used in calculating net income
  (loss) per share:
  Basic....................................    40,776     40,967    41,094    40,991    40,579    40,294     40,545    41,143
                                             ========   ========   =======    =======   =======   ======     ======    ======
  Diluted..................................    40,776     40,967    41,094    44,566    44,669    45,133     46,021    46,677
                                             ========   ========   =======    =======   =======   ======     ======    ======

     The following table sets forth the above quarterly financial information as a percentage of net revenues:

                                                        1998                                     1999
                                       --------------------------------------   --------------------------------------
                                       MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                       -------   -------   --------   -------   -------   -------   --------   -------
Net revenues.........................   100.0%    100.0%    100.0%     100.0%    100.0%    100.0%    100.0%     100.0%
Cost of revenues.....................    92.9      95.5      83.5       72.0      60.6      60.8      62.3       62.7
                                        -----     -----     -----      -----     -----     -----     -----      -----
  Gross margin.......................     7.1       4.5      16.5       28.0      39.4      39.2      37.7       37.3
Operating expenses:
  Research and development...........    15.3      19.9      15.5        9.4      11.4      12.8      12.8       11.4
  Selling, general and
    administrative...................    17.1      24.8      16.9       12.6      10.6      14.2      13.8       12.7
                                        -----     -----     -----      -----     -----     -----     -----      -----
Operating income (loss)..............   (25.3)    (40.2)    (15.9)       6.0      17.4      12.2      11.1       13.2
Nonoperating income, net.............     0.7       1.0       0.9        0.4       1.3       1.7       1.6        2.0
                                        -----     -----     -----      -----     -----     -----     -----      -----
Income (loss) before income taxes....   (24.6)    (39.2)    (15.0)       6.4      18.7      13.9      12.7       15.2
Provision for (benefit from) income
  taxes..............................    (1.2)     (2.0)     (0.7)       0.3       2.8       2.1       1.9        2.3
                                        -----     -----     -----      -----     -----     -----     -----      -----
Net income (loss)....................   (23.4)%   (37.2)%   (14.3)%      6.1%     15.9%     11.8%     10.8%      12.9%
                                        =====     =====     =====      =====     =====     =====     =====      =====

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors and certain information concerning the Company's Executive Officers required by this Item is incorporated by reference in the Company's Proxy Statement which the Company will file with the Commission not later than 120 days after its fiscal year-end. The notes concerning the Company's executive officers required by this Item is set forth at the end of Part I in a section captioned "Executive Officers of the Registrant," above.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)(2) FINANCIAL STATEMENTS AND SCHEDULES.

     The financial statements and schedules filed as part of this report are listed in Item 8 on page 25.

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
  3.01     Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant's Form S-1
           registration statement (File No. 33-95388) declared
           effective by the Securities and Exchange Commission on
           October 5, 1995 (the "Form S-1")).
  3.02     Registrant's Bylaws as amended (Filed herewith).
  4.01     Registrant's Registration Rights Agreement dated May 28,
           1993 among the Registrant and certain security holders
           (Incorporated herein by reference to Exhibit 10.07 to the
           Form S-1).
 10.01     Registrant's 1986 Stock Option Plan and related documents
           (Incorporated herein by reference to Exhibit 10.01 to the
           Form S-1).*
 10.02     Registrant's 1992 Stock Option Plan and related documents
           (Incorporated herein by reference to Exhibit 10.02 to the
           Form S-1).*
 10.03     Registrant's 1995 Equity Incentive Plan and related
           documents as amended (Incorporated herein by reference to
           Exhibit 10.03 to the Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1998, filed on March 31,
           1999).*
 10.04     Registrant's 1995 Directors Stock Option Plan and related
           documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
 10.05     Registrant's 1995 Employee Stock Purchase Plan and related documents as amended (Incorporated herein by reference to
           Exhibit 10.05 to the Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1998, filed on March 31,
           1999).*
 10.06     Registrant's Amended 401(k) Plan (Incorporated herein by
           reference to Exhibit 10.06 to the Form S-1).*
 10.11     Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
 10.18     Foundry Agreement dated March 29, 1993 between Registrant
           and Integrated Circuit Works Incorporated (Incorporated
           herein by reference to Exhibit 10.18 to the Form S-1).**
 10.19     Purchase Agreement dated June 17, 1994 between Compaq
           Computer Corporation and Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**
 10.20     International Distributorship Agreement dated July 1, 1994 between Registrant and Universe Electron Corporation
           (Incorporated herein by reference to Exhibit 10.20 to the
           Form S-1).
 10.21     Option I Agreement between Registrant and Taiwan
           Semiconductor Manufacturing Co., Ltd. ("TSMC") dated
           November 30, 1995, as amended December 28, 1995.
           (Incorporated herein by reference to Exhibit 10.21 to the
           Registrant's Annual Report on Form 10-K, dated February 29,
           1996 as amended March 29, 1996 (the "1995 Form 10-K").**
 10.22     Option II Agreement between Registrant and TSMC dated
           November 30, 1995. (Incorporated herein by reference to
           Exhibit 10.22 to the 1995 Form 10-K).**
 10.23     Foundry Venture Agreement between Registrant and United
           Microelectronics Corporation ("UMC") dated November 28,
           1995, as amended January 31, 1996. (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).**
 10.24     FabVen Foundry Capacity Agreement among FabVen, UMC and
           Registrant dated November 28, 1995. (Incorporated herein by reference to Exhibit 10.24 to the 1995 Form 10-K).**
 10.25     Form of Employment and Non-Competition Agreement among the
           Registrant, VideoCore and Jan Fandrianto dated December 12,
           1995. (Incorporated herein by reference to Exhibit 2.1 to
           the Form 8-K).*
 10.26     Form of Employment and Non-Competition Agreement among the
           Registrant, VideoCore and Chi-Shin Wang dated December 12,
           1995. (Incorporated herein by reference to Exhibit 21 to the
           Form 8-K).*

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
 10.27     Form of Employment Agreement and Promissory Note among the
           Registrant and John H. Barnet dated August 22 and September
           16, 1996, respectively. (Incorporated herein by reference to
           Exhibit 10.27 to the Registrant's Report on Form 10-Q, dated
           November 14, 1996.)*
 10.30     1997 Equity Incentive Plan and related agreements, as
           amended (Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999).*
 11.01     Computation of Net Income Per Share.
 21.01     List of Registrant's subsidiaries.
 23.01     Consent of Independent Accountants.
 27.01     Financial Data Schedule.

---------------
 * Represents a management contract or compensatory plan of arrangement.

** Confidential treatment has been granted with respect to certain portions of this agreement.

     (b) REPORTS ON FORM 8-K: The Company did not file a report on Form 8-K during the quarter ended December 31, 1999.

     With the exception of the information incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESS TECHNOLOGY, INC.
                                          (Registrant)

Date: March 7, 2000                       By:      /s/ ROBERT L. BLAIR
                                            ------------------------------------
                                                      Robert L. Blair
                                            President, Chief Executive Officer,
                                               Chief Financial Officer, Chief
                                                      Accounting Officer
                                                       and Secretary

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert L. Blair his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ ROBERT L. BLAIR                     Director, President, Chief      March 7, 2000
-----------------------------------------------------     Executive Officer, Chief
                   Robert L. Blair                        Financial Officer, Chief
                                                           Accounting Officer and
                                                                  Secretary

                 /s/ FRED S. L. CHAN                      Chairman of the Board of       March 7, 2000
-----------------------------------------------------             Directors
                   Fred S.L. Chan

                 /s/ ANNIE M.H. CHAN                              Director               March 7, 2000
-----------------------------------------------------
                   Annie M.H. Chan

                   /s/ DOMINIC NG                                 Director               March 7, 2000
-----------------------------------------------------
                     Dominic Ng

                    /s/ ILBOK LEE                                 Director               March 7, 2000
-----------------------------------------------------
                      Ilbok Lee

                  /s/ PETER T. MOK                                Director               March 7, 2000
-----------------------------------------------------
                    Peter T. Mok

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
   2.01  Agreement and Plan of Reorganization dated December 12, 1995 among Registrant, ESS Acquisition Corporation and VideoCore
         Technology, Inc. ("VideoCore") (Incorporated herein by
         reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 17, 1996 (the "Form 8-K")).
   2.02  Agreement of Merger dated as of January 3, 1996 among
         Registrant, ESS Acquisition Corporation and VideoCore.
         (Incorporated herein by reference to Exhibit 2.2 to the Form
         8-K).
   2.03  First Amended and Restated Agreement and Plan of
         Reorganization dated as of April 27, 1997 among Registrant,
         EP Acquisition Corporation and Platform Technologies, Inc.
         (Incorporated herein by reference to Exhibit 2.1 to the
         Registrant's Current Report on Form 8-K dated April 30,
         1997).
   3.01  Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant's Form S-1
         registration statement (File No. 33-95388) declared
         effective by the Securities and Exchange Commission on
         October 5, 1995 (the "Form S-1")).
   3.02  Registrant's Bylaws as amended (Filed herewith).
   4.01  Registrant's Registration Rights Agreement dated May 28,
         1993 among the Registrant and certain security holders
         (Incorporated herein by reference to Exhibit 10.07 to the
         Form S-1).
  10.01  Registrant's 1986 Stock Option Plan and related documents
         (Incorporated herein by reference to Exhibit 10.01 to the
         Form S-1).*
  10.02  Registrant's 1992 Stock Option Plan and related documents
         (Incorporated herein by reference to Exhibit 10.02 to the
         Form S-1).*
  10.03  Registrant's 1995 Equity Incentive Plan and related documents as amended (Incorporated herein by reference to
         Exhibit 10.03 to the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1998, filed on March 31,
         1999).*
  10.04  Registrant's 1995 Directors Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
  10.05  Registrant's 1995 Employee Stock Purchase Plan and related documents as amended (Incorporated herein by reference to
         Exhibit 10.05 to the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1998, filed on March 31,
         1999).*
  10.06  Registrant's Amended 401(k) Plan (Incorporated herein by reference to Exhibit 10.06 to the Form S-1).*
  10.11  Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
  10.18  Foundry Agreement dated March 29, 1993 between Registrant and Integrated Circuit Works Incorporated (Incorporated
         herein by reference to Exhibit 10.18 to the Form S-1).**
  10.19  Purchase Agreement dated June 17, 1994 between Compaq
         Computer Corporation and Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**
  10.20  International Distributorship Agreement dated July 1, 1994 between Registrant and Universe Electron Corporation
         (Incorporated herein by reference to Exhibit 10.20 to the
         Form S-1).
  10.21  Option I Agreement between Registrant and Taiwan
         Semiconductor Manufacturing Co., Ltd. ("TSMC") dated
         November 30, 1995, as amended December 28, 1995.
         (Incorporated herein by reference to Exhibit 10.21 to the
         Registrant's Annual Report on Form 10-K, dated February 29,
         1996 as amended March 29, 1996 (the "1995 Form 10-K").**
  10.22  Option II Agreement between Registrant and TSMC dated
         November 30, 1995. (Incorporated herein by reference to
         Exhibit 10.22 to the 1995 Form 10-K).**
  10.23  Foundry Venture Agreement between Registrant and United
         Microelectronics Corporation ("UMC") dated November 28,
         1995, as amended January 31, 1996. (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).**

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
  10.24  FabVen Foundry Capacity Agreement among FabVen, UMC and
         Registrant dated November 28, 1995. (Incorporated herein by reference to Exhibit 10.24 to the 1995 Form 10-K).**
  10.25  Form of Employment and Non-Competition Agreement among the
         Registrant, VideoCore and Jan Fandrianto dated December 12,
         1995. (Incorporated herein by reference to Exhibit 2.1 to
         the Form 8-K).*
  10.26  Form of Employment and Non-Competition Agreement among the
         Registrant, VideoCore and Chi-Shin Wang dated December 12,
         1995. (Incorporated herein by reference to Exhibit 21 to the
         Form 8-K).*
  10.27  Form of Employment Agreement and Promissory Note among the
         Registrant and John H. Barnet dated August 22 and September
         16, 1996, respectively. (Incorporated herein by reference to
         Exhibit 10.27 to the Registrant's Report on Form 10-Q, dated
         November 14, 1996.)*
  10.30  1997 Equity Incentive Plan and related agreements, as amended (Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999).*
  11.01  Computation of Net Income Per Share.
  21.01  List of Registrant's subsidiaries.
  23.01  Consent of Independent Accountants.
  27.01  Financial Data Schedule.

---------------
 * Represents a management contract or compensatory plan of arrangement.

** Confidential treatment has been granted with respect to certain portions of this agreement.