Form 10-Q
period 2000-03-31
ESS TECHNOLOGY INC
filed 2000-05-15
CIK 907410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2000.

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

    Yes [X]        No [ ]

        As of April 28, 2000, the registrant had 42,206,361 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

                                                                                                                            PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Consolidated Balance Sheets - March 31, 2000, unaudited and December 31, 1999, audited                        3

                Consolidated Statements of Operations - three months ended
                    March 31, 2000 and 1999, unaudited                                                                        4

                Consolidated Statements of Cash Flows - three months ended
                     March 31, 2000 and 1999, unaudited                                                                       5

                Notes to Consolidated Financial Statements                                                                    6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                         7

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                                   13

PART II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                                                          17

Item 6.         Exhibits and Reports on Form 8-K                                                                             17

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         MAR. 31,       DEC. 31,
                                                                           2000           1999
                                                                        -----------     ---------
                                                                        (UNAUDITED)     (AUDITED)
                               ASSETS
Current assets:
  Cash and cash equivalents........................................      $ 134,870      $130,913
  Short-term investments...........................................         54,235        50,618
  Accounts receivable, net.........................................         56,995        34,362
  Inventories......................................................         51,605        42,347
  Deferred income taxes............................................         10,758        10,758
  Prepaid expenses and other assets................................          2,969         2,199
                                                                         ---------      --------
    Total current assets...........................................        311,432       271,197
Property, plant and equipment, net.................................         41,548        40,564
Other assets.......................................................         14,071         9,266
                                                                         ---------      --------
         Total assets..............................................      $ 367,051      $321,027
                                                                         =========      ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses............................      $  74,206      $ 72,303
  Income taxes payable and deferred income taxes...................         19,315        12,285
                                                                         ---------      --------
    Total current liabilities......................................         93,521        84,588
                                                                         ---------      --------
Commitments and Contingencies (Note 5)

Minority Interest (Note 8).........................................         79,907        52,860
                                                                         ---------      --------
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding...................................             --            --
  Common stock, no par value, 100,000 shares authorized; 42,079 and 41,372 shares issued and outstanding at March 31, 2000
     and December 31, 1999, respectively...........................        141,950       140,597
  Retained earnings................................................         51,673        42,982
                                                                         ---------      --------
    Total shareholders' equity.....................................        193,623       183,579
                                                                         ---------      --------
          Total liabilities and shareholders' equity...............      $ 367,051      $321,027
                                                                         =========      ========


           See notes to unaudited consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                                                                     THREE MONTHS ENDED
                                                                                         ---------------------------------------
                                                                                         MAR. 31, 2000             MAR. 31, 1999
                                                                                         -------------             -------------

Net revenues ...........................................................                    $83,597                    $79,295
Cost of revenues .......................................................                     53,114                     48,047
                                                                                            -------                    -------
    Gross profit .......................................................                     30,483                     31,248

Operating expenses:
    Research and development ...........................................                     10,749                      9,025
    In-process research and development ................................                      2,625                         --
    Selling, general and administrative ................................                     10,390                      8,446
                                                                                            -------                    -------

Operating income .......................................................                      6,719                     13,777

Nonoperating income, net ...............................................                      2,878                      1,061
                                                                                            -------                    -------
Income before  provision for income taxes ..............................                      9,597                     14,838

Provision for income taxes .............................................                      3,054                      2,226
                                                                                            -------                    -------
Net income before minority interest ....................................                      6,543                     12,612
                                                                                            -------                    -------

Minority interest ......................................................                      2,148                         --

Net income .............................................................                    $ 8,691                    $12,612
                                                                                            =======                    =======
Net income per share:

    Basic ..............................................................                    $  0.21                    $  0.31
                                                                                            =======                    =======
    Diluted ............................................................                    $  0.19                    $  0.28
                                                                                            =======                    =======
Shares used in calculating  net income per share:

    Basic ..............................................................                     41,804                     40,579
                                                                                            =======                    =======
    Diluted ............................................................                     46,869                     44,669
                                                                                            =======                    =======

           See notes to unaudited consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                     THREE MONTHS ENDED
                                                                                 --------------------------
                                                                                 MAR. 31,          MAR. 31,
                                                                                   2000            1999
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................      $   8,691       $  12,612
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities excluding net assets and liabilities from acquisition:
   Depreciation and amortization ..........................................          4,413           4,777
   Charges for in-process research and development ........................          2,625              --
   Minority interest loss .................................................         (2,148)             --
   Change in assets and liabilities:
     Accounts receivable ..................................................        (22,633)          3,721
     Inventories ..........................................................         (9,258)          2,171
     Prepaid expenses and other assets ....................................         (1,242)          2,596
     Accounts payable and accrued expenses ................................          1,233         (10,199)
     Income taxes payable and deferred income taxes .......................          7,030           1,670
                                                                                 ---------       ---------
          Net cash provided by (used in) operating activities .............        (11,289)         17,348
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment, net excluding capital equipment
    from acquisition.......................................................         (3,887)         (2,999)
  Cash paid for acquisition ...............................................         (3,733)             --
  Sale of short-term investments ..........................................         14,837           4,928
  Purchase of short-term investments ......................................        (18,454)        (17,047)
  Purchase of long-term investment ........................................         (4,065)         (3,000)
                                                                                 ---------       ---------
          Net cash used in investing activities ...........................        (15,302)        (18,118)
                                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received for minority interest .....................................         29,195              --
  Repurchase of common stock ..............................................             --          (3,450)
  Issuance of common stock ................................................          1,353              57
                                                                                 ---------       ---------
          Net cash provided by (used in) financing activities .............         30,548          (3,393)
                                                                                 ---------       ---------
Net increase (decrease) in cash and cash equivalents ......................          3,957          (4,163)

Cash and cash equivalents at beginning of period ..........................        130,913          65,752
                                                                                 ---------       ---------
Cash and cash equivalents at end of period ................................      $ 134,870       $  61,589
                                                                                 =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (refunded) for income taxes ...................................      $  (3,975)      $     550
                                                                                 =========       =========

           See notes to unaudited consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

    The unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 1999 and 1998, included in the Company's Form 10-K. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends December 31, 2000.

NOTE 2.  BALANCE SHEET COMPONENTS (IN THOUSANDS)


                                                        MAR. 31,       DEC. 31,
                                                          2000           1999
                                                        --------       --------
Cash and cash equivalents:
  Cash and money market accounts -- ESS ..........      $ 25,307       $ 25,867
  Cash and money market accounts -- ViAlta.com ...           975            992
  U.S. government notes and bonds -- ESS .........         8,234         14,419
  U.S. government notes and bonds -- ViAlta.com ..       100,227         89,508
  Certificates of deposit -- ESS .................           127            127
                                                        --------       --------
                                                        $134,870       $130,913
                                                        ========       ========

Short-term investments:
  U.S. government notes and bonds -- ESS .........      $ 23,286       $ 28,274
  U.S. government notes and bonds -- ViAlta.com ..        30,949         22,344
                                                        --------       --------
                                                        $ 54,235       $ 50,618
                                                        ========       ========

Accounts receivable:
  Accounts receivable ............................      $ 57,725       $ 36,821
  Less: allowance for doubtful accounts ..........          (730)        (2,459)
                                                        --------       --------
                                                        $ 56,995       $ 34,362
                                                        ========       ========
Inventories:
  Raw materials ..................................      $ 18,014       $ 10,697
  Work-in-process ................................         7,458         10,208
  Finished goods .................................        26,133         21,442
                                                        --------       --------
                                                        $ 51,605       $ 42,347
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


                                                         THREE MONTHS ENDED
                               -------------------------------------------------------------------------
                                         MARCH 31, 2000                        MARCH 31, 1999
                               ---------------------------------      ----------------------------------
                                                           PER                                    PER
                                  NET                     SHARE         NET                      SHARE
                                INCOME       SHARES       AMOUNT       INCOME       SHARES       AMOUNT
                               -------       ------      -------      -------       ------      -------
Basic EPS ...............      $ 8,691       41,804      $  0.21      $12,612       40,579      $  0.31
Effects of Dilutive
Securities:
  Stock options .........           --        5,065           --           --        4,090           --
                               -------       ------      -------      -------       ------      -------
Diluted EPS .............      $ 8,691       46,869      $  0.19      $12,612       44,669      $  0.28
                               =======       ======      =======      =======       ======      =======

                                       6

NOTE 5.  COMMITMENTS AND CONTINGENCIES

    The Company is involved in litigation in the normal course of operations. Management believes that the outcome of the litigation will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 6.   ACQUISITION AND RELATED CHARGES

     On February 3, 2000, the Company acquired all of the outstanding shares and vested stock options of NetRidium Communications, Inc. for $5.3 million in cash of which 10% will be paid after nine months pending the resolution of certain contingencies. NetRidium is a development stage company which develops broadband communication products enabling high-speed networking over existing phone lines in the home. NetRidium's assets, liabilities and expenses were not material to the Company. The purchase price was allocated to assets acquired and liabilities assumed based upon the book value of NetRidium's current assets, equipment and liabilities, which management believes approximate their fair market value and independent appraisal for all other identifiable assets as follows:

                                         (In thousands)
In-process research and development             $2,625
Technical infrastructure                           797
Covenant not to compete                            730
Current assets                                   1,071
Capital equipment, net                              75
Other long-term assets                             172
Current liabilities assumed                       (138)
                                                ------
Value of consideration for acquisition          $5,332
Less cash acquired from acquisition             (1,066)
10% deferred payment                              (533)
                                                ------
Business acquisition                            $3,733
                                                ======

     The acquisition was recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisition have been included from the date of acquisition. Acquired in-process research and development aggregating $2.6 million for the NetRidium acquisition was charged to operations in the first quarter of 2000. Technical infrastructure and covenant not to compete will be amortized over four years. In connection with the acquisition, the Company granted certain NetRidium employees stock options to purchase 500,000 shares of the Company's stock at $17.68 per share, the fair market value on the date of grant. In addition certain employees of NetRidium have signed employment contracts which, among other things, provide that if the employee stays with the Company for the four year term of the employment agreement, the employee's stock options will have a value of at least $8.85 more than the exercise price when such options become exercisable. Approximately 428,000 of the options issued upon acquisition are subject to this guarantee. During the first quarter of 2000, the Company recorded approximately $0.2 million as compensation expense under this guarantee.

NOTE 7.   RELATED PARTY TRANSACTION

     In January 2000, the Company and its subsidiary, ViAlta.com (ViAlta) entered into an Assignment of Intellectual Property Agreement whereby ViAlta will pay

ESS $2.0 million for the transfer of the Videophone and EnReach-based Web Browser technologies. The Company entered into a Research and Development Service Agreement and a General and Administrative Service Agreement with ViAlta whereby ESS provides services to ViAlta for a fee. During the first quarter of 2000, inter-company service fees of $1.8 million were charged to ViAlta.
ViAlta also entered into a Purchase Agreement with the Company for the procurement of ESS' chip-sets to be used in ViAlta set-top boxes. The amount of material purchase was approximately $0.4M for the first quarter of 2000. All inter-company transactions were eliminated in the consolidated financial statements.

NOTE 8. VIALTA.COM

        In April 1999, the Company incorporated ViAlta, a subsidiary, through which ESS plans to introduce advanced, user-friendly products and applications for the Internet. ViAlta is incorporated in California and headquartered in Fremont.

        In September 1999, ViAlta issued 40 million shares of Series A Preferred Stock at $0.25 per share to the Company for $10 million in cash. In October 1999, Mr. Fred Chan, Chairman of ESS and ViAlta, purchased 4 millions shares of common stock at $0.25 per share by issuing a full recourse promissory note due to ViAlta which bears interest at market rate. The promissory note and the accrued interest were paid in March 2000. Also in October 1999, ViAlta issued 400,000 and 1,820,000 common shares to the Company and certain employees, respectively, for full recourse promissory notes in the amount of $555,000. These notes have been fully paid in cash to ViAlta in the first quarter of 2000.

        In December 1999, ViAlta issued 40.3 million shares of Series B Preferred Stock at $2.60 per share; 20 million to the Company and 20.3 million to third party investors for a total of $52.8 million in cash. On January 4, 2000, ViAlta received $20.8 million in the form of a full recourse promissory note from Mr. Chan for the purchase of 8 million shares of Series B Preferred Stock at $2.60 per share. The principal and the accrued interest of the promissory note were paid in full in March 2000. During the first quarter of 2000, ViAlta received $7.0 million in cash from third party investors for subscription to 2.7 million shares of its Series B Preferred Stock.

        As of March 31, 2000, minority interest in the Company's consolidated balance is comprised of ViAlta Series B Preferred Stock and Common Stock issued to third parties and contractors of ViAlta, net of net loss pertaining to the minority interest shareholders.

     As of March 31, 2000, the Company has a 62.13% voting interest in ViAlta.

     According to ViAtla's Second Amended and Restated Articles of Incorporation, ViAlta is authorized to issue two classes of stock to be designated, respectively, "Common Stock" and "Preferred Stock".

     CONVERTIBLE PREFERRED STOCK

     Convertible Preferred Stock at March 31, 2000 consists of the following:

                                                   Proceeds
                            Shares                  net of
                   --------------------------      issuance
Series             Authorized     Outstanding       costs
------             ----------     -----------    ------------
A                  40,000,000     40,000,000     $ 10,000,000
B                  51,000,000     51,000,000     $132,600,000
                   ----------     ----------     ------------
                   91,000,000     91,000,000     $142,600,000


NOTE 9. SEGMENT INFORMATION

The Company operates in two reportable segments: the semiconductor segment and the Internet segment. In the semiconductor segment, the Company designs, develops, supports and manufactures highly integrated mixed-signal semiconductor, hardware, software and system solutions for multimedia applications in the internet, personal computer and the consumer marketplace. The semiconductor segment offers comprehensive solutions for audio, video and modern applications. In the Internet segment, the Company plans to develop and market advanced, user-friendly products and applications and content for the Internet.

                                                                  THREE MONTHS ENDED
                                       -----------------------------------------------------------------------
                                                            MAR. 31, 2000                        MAR. 31, 1999
                                       -------------------------------------------------------   -------------
                                         ESS         ViAlta       Elimination     Consolidated    Consolidated
                                       -------       -------      -----------     ------------    ------------
Net revenues - external customers       82,595         1,002            --           83,597          79,295
Net revenues - intersegment                401            --          (401)              --              --
Operating income (loss)                 12,365        (7,431)        1,785            6,719          13,777

Total assets                           290,087       139,326       (62,362)         367,051         321,027

In the first quarter of 1999, the Company operated in a single segment.

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

    This information should be read along with the unaudited Consolidated Financial Statements and notes thereto included in Item I of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended December 31, 1999 and 1998, contained in the Company's Annual Report filed on Form 10-K.

RESULTS OF OPERATIONS

    The following table discloses key elements of the statements of operations, expressed as a percentage of revenues.


                                                         THREE MONTHS ENDED
                                                    MAR. 31, 2000   MAR. 31, 1999
                                                    -------------   -------------
Net revenues .....................................      100.0%         100.0%
Cost of revenues .................................       63.5           60.6
                                                        -----          -----
  Gross margin ...................................       36.5           39.4

Operating expenses:
  Research and development .......................       12.9           11.4
  In-process research and development ............        3.1             --
  Selling, general and administrative ............       12.4           10.6
                                                        -----          -----
Operating income .................................        8.1           17.4
Nonoperating income, net .........................        3.4            1.3
                                                        -----          -----
Income before income taxes .......................       11.5           18.7
Provision for income taxes .......................        3.7            2.8
Net income before minority interest ..............        7.8           15.9
                                                        -----          -----
Minority interest ................................        2.6             --
                                                        -----          -----
Net income .......................................       10.4%          15.9%
                                                        -----          -----

    Net Revenues. The Company's net revenues increased 5% to $83.6 million in the first quarter of 2000, from $79.3 million in the first quarter of 1999. The increase in net revenues was a result of higher overall unit shipments which were partially offset by lower average selling prices ("ASP"). International revenues accounted for approximately 91% and 97% of the Company's net revenues in the first quarter of 2000 and 1999, respectively.

    Gross Profit. The Company's gross profit decreased from $31.2 million in the first quarter of 1999 to $30.5 million in the first quarter of 2000. The decrease in gross profit was the result of a decline in ASP and an increase in inventory reserves.

    Research and Development. Research and development expenses before the $2.6 million charge for in-process research and development relating to the NetRidium acquisition were $10.8 million in the first quarter of 2000, or 13% of net revenues, compared to $9.0 million, or 11% of net revenues in the first quarter of 1999. The increase in absolute dollars was primarily due to increased expenses incurred by the Company's majority owned subsidiary, ViAlta.

    Selling, General and Administrative. Selling, general and administrative expenses were $10.4 million in the first quarter of 2000, or 12% of net revenues, compared to $8.4 million, or 11% of net revenues, in the first quarter of 1999. The increase in absolute dollars was primarily due to an increase in marketing and promotion expenses relating to the video products.

    Nonoperating Income, Net. Nonoperating income, net was $2.9 million in the first quarter of 2000 compared to $1.1 million in the first quarter of 1999. Nonoperating income, net consisted primarily of interest income. The increase in interest income was due to the increase in the Company's cash balance holdings.

    Provision for Income Taxes. The Company's effective tax rate was 17% and 15% for the first quarter of 2000 and 1999, respectively. The tax rate for the first quarter of 2000 of 17% was lower than the combined federal and state statutory rate of 40% as a result of the lower foreign tax rate on earnings from the Company's foreign subsidiary that were considered to be permanently reinvested.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At March 31, 2000, the Company had cash and cash equivalents and short-term investments of $189.1 million of which $132.2 million belongs to ViAlta and working capital of $217.9 million. As of March 31, 2000, the Company had a $15.0 million bank line of credit expiring on October 1, 2001. The line of credit requires the Company to achieve certain financial ratios and operating results. As of March 31, 2000, the Company was in compliance with its borrowing criteria. The line of credit was secured by land and buildings with a net book value of $22.7 million. There were no borrowings under this line of credit as of March 31, 2000.

     In the first three months of 2000, the Company used $11.3 million in cash from operating activities. This resulted from net income of $8.7 million, depreciation and amortization of $4.4 million, charges for in-process research and development of $2.6 million, a minority interest net loss of $2.1 million. An increase in accounts receivable of $22.6 million, in inventory of $9.3 million, in prepaid expenses and other assets of $1.2 million, offset in part by an increase in income taxes payable of $7.0 million and in accounts payable and accrued expenses of $1.2 million. The Company invested $3.6 million in net purchases of short-term investments, $3.7 million in business acquisition, $4.1 million in long-term investments, $3.9 million in property and equipment. The Company's subsidiary received cash for investments in ViAlta of $29.2 million from outside investors and the Company received $1.4 million in issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan.

     The Company believes that its existing cash and cash equivalents as of March 31, 2000 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $29.0 million of which $5.0 million is to be used by ESS and $24.0 million is to be used by ViAlta primarily for the acquisition of capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

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

    Each successive generation of microprocessors has provided increased performance, which could result in microprocessors capable of performing multimedia functions. In this regard, Intel Corporation includes MMX Instructions (Multimedia Extensions) in its current generation of microprocessors, which improve the microprocessor's performance for graphics, image processing, and data computation applications. Intel is promoting the processing power of the Pentium-III processor for data and signal intensive functions such as graphics acceleration and other multimedia functions. The microprocessor still requires analog and mixed-signal interface chips, such as ESS-supplied IC products, to complete a multimedia subsystem; but there can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products

     Dependence on the PC and Consumer Markets. During the first quarter of 2000, sales of PC audio semi-conductor chips accounted for a significant portion of the Company's net revenues, the Company expects that sales of audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. Sales of video semiconductor chips to the video compact disk ("VCD") and digital video disk ("DVD") player market also accounted for a significant portion of the Company's revenues during Q1 of 2000. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs, DVD or VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Importance of New Products and Technological Changes. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by its customers, the Company must anticipate market trends and meet performance, quality and functionality requirements of such OEMs and must successfully develop and manufacture products that adhere to these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to volume sales of new products, if any. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks, such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations

    New Business Venture. In 1999, the Company incorporated ViAlta, originally as a wholly-owned subsidiary of the Company, in order to develop and market new products and applications for the Internet. The Company's investment in ViAlta involves all of the risks normally associated with investments in development stage companies. In order for ViAlta to begin earning revenues and ultimately achieve profitability, it must successfully develop and market new products and applications on a cost effective basis. There can be no assurance that ViAlta will be able to do so, since, among other things, the Company has limited experience in starting new business ventures and there is intense competition in the marketplace for Internet products and applications generally. In addition, the Company's investment in ViAlta may adversely affect the Company's existing business, financial position and results of operations by diverting management's attention, working capital and other resources from the Company to the new ViAlta business venture.

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

     Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. During the first quarter of 2000 and 1999 sales to the Company's top five customers including sales to distributors, accounted for approximately 54% and 57% respectively, of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of the net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

    Uncertainty Regarding Patents and Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of March 31, 2000, the Company had 8 patents granted in the United States, which expire over time, commencing in 2000 and ending in 2015, and 13 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of March 2000, there was no pending intellectual property litigation against the Company. However, the Company or its foundries may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

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

    Control by Existing Shareholders. As of March 31, 2000, Fred S.L. Chan, the Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children beneficially owned, in the aggregate, 37% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

PART II OTHER INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Interest Rate Risks: The Company also invests in short-term investments. Consequently, the Company is exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, the Company invests in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for a sale, and at March 31, 2000, the fair market value of the Company's investments approximated their costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

     EXHIBIT
     NUMBER                        DESCRIPTION
     ------                        -----------
     10.31         Purchase Agreement dated August 1, 1999 between Registrant and ViAlta.com, Inc.

     10.32         Assignment of Intellectual Property Agreement dated January 1,
                   2000 between Registrant and ViAlta.com, Inc.*

     10.33 Research and Development Service Agreement dated August 1, 1999 between Registrant and ViAlta.com, Inc.*

     10.34         Administrative and Management Service Agreement dated August 1,
                   1999 between Registrant and ViAlta.com, Inc.

     27.01         Financial Data Schedule

    (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended March 31, 2000.


*Confidential treatment is requested with respect to certain portions of these agreements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ESS TECHNOLOGY, INC. (Registrant)

Date:   May 15, 2000              By:  /s/    Robert L. Blair
                                     ---------------------------------------
                                       Robert L. Blair
                                       President, Chief Executive Officer
                                       and Chief Accounting Officer

Date:   May 15, 2000              By:  /s/       Matt Fong
                                     ---------------------------------------
                                       Matt Fong
                                       Chief Financial Officer and Secretary

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                        DESCRIPTION
     ------                        -----------
     10.31         Purchase Agreement dated August 1, 1999 between Registrant and ViAlta.com, Inc.

     10.32         Assignment of Intellectual Property Agreement dated January 1,
                   2000 between Registrant and ViAlta.com, Inc.

     10.33 Research and Development Service Agreement dated August 1, 1999 between Registrant and ViAlta.com, Inc.

     10.34         Administrative and Management Service Agreement dated August 1,
                   1999 between Registrant and ViAlta.com, Inc.

     27.01         Financial Data Schedule