Form 10-Q
period 2000-06-30
ESS TECHNOLOGY INC
filed 2000-08-11
CIK 907410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2000.

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

                               Yes [X]   No [ ]

        As of JULY 27, 2000, the registrant had 43,336,127 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
  PART I.           FINANCIAL INFORMATION
  Item 1.           Financial Statements:
                    Consolidated Balance Sheets - June 30, 2000, unaudited and December 31, 1999,
                    audited                                                                              3
                    Consolidated Statements of Operations - three and six months ended June 30,
                    2000 and 1999, unaudited                                                             4
                    Consolidated Statements of Cash Flows - three and six months ended June 30,
                    2000 and 1999, unaudited                                                             5
                    Notes to Consolidated Financial Statements                                           6
  Item 2.           Management's Discussion and Analysis of Financial Condition and Results of          10
                    Operations
  Item 3.           Quantitative and Qualitative Disclosures About Market Risk                          16
  PART II.          OTHER INFORMATION
  Item 1            Legal Proceedings
  Item 4.           Submission of Matters to a Vote of Security Holders                                 16
  Item 6.           Exhibits and Reports on Form 8-K                                                    16
  SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                     JUNE 30,      DEC. 31,
                                                                       2000          1999
                                                                     --------      --------
                                                                    (UNAUDITED)    (AUDITED)
                            ASSETS
 Current assets:
   Cash and cash equivalents ..................................      $152,933      $130,913
   Short-term investments .....................................        47,608        50,618
   Accounts receivable, net ...................................        46,702        34,362
   Inventories ................................................        46,132        42,347
   Deferred income taxes ......................................        10,758        10,758
   Prepaid expenses and other assets ..........................         2,196         2,199
                                                                     --------      --------
     Total current assets .....................................       306,329       271,197
 Property, plant and equipment, net ...........................        39,117        40,564
 Other assets .................................................        12,953         9,266
                                                                     --------      --------
          Total assets ........................................      $358,399      $321,027
                                                                     ========      ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable ...........................................      $ 23,511      $ 44,909
   Accrued liabilities ........................................        29,927        27,394
   Income taxes payable and deferred income taxes .............        19,547        12,285
                                                                     --------      --------
     Total current liabilities ................................        72,985        84,588
                                                                     --------      --------
 Commitments and Contingencies (Note 5)
 Minority Interest (Note 8) ...................................        78,325        52,860
                                                                     --------      --------
 Shareholders' equity:
   Preferred stock, no par value, 10,000 shares authorized;
      none issued and outstanding .............................            --            --
   Common stock, no par value, 100,000 shares authorized;
      43,185 and 41,372 shares issued and outstanding at
      June 30, 2000 and December 31, 1999, respectively........       146,925       140,597

   Retained earnings ..........................................        60,164        42,982
                                                                     --------      --------
     Total shareholders' equity ...............................       207,089       183,579
                                                                     --------      --------
           Total liabilities and shareholders' equity .........      $358,399      $321,027
                                                                     ========      ========

                See notes to consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            ------------------------------    --------------------------------
                                                            JUNE 30, 2000    JUNE 30, 1999    JUNE  30, 2000    JUNE  30, 1999
                                                            -------------    -------------    --------------    --------------
Net revenues ........................................          $79,587          $67,228          $163,184          $146,523
Cost of revenues ....................................           49,296           40,873           102,410            88,920
                                                               -------          -------          --------          --------
    Gross profit ....................................           30,291           26,355            60,774            57,603
Operating expenses:
    Research and development ........................           12,118            8,642            22,867            17,667
    In-process research and development .............               --               --             2,625                --
    Selling, general and administrative .............           12,007            9,523            22,397            17,969
                                                               -------          -------          --------          --------
Operating income ....................................            6,166            8,190            12,885            21,967
Nonoperating income, net ............................            2,870            1,149             5,748             2,210
                                                               -------          -------          --------          --------
Income before  provision for income taxes ...........            9,036            9,339            18,633            24,177
Provision for income taxes ..........................            2,127            1,401             5,181             3,627
                                                               -------          -------          --------          --------
Net income before minority interest .................            6,909            7,938            13,452            20,550
Minority interest ...................................            1,582               --             3,730                --
                                                               -------          -------          --------          --------
Net income ..........................................          $ 8,491          $ 7,938          $ 17,182          $ 20,550
                                                               =======          =======          ========          ========
Net income per share:
    Basic ...........................................          $  0.20          $  0.20          $   0.41          $   0.51
                                                               =======          =======          ========          ========
    Diluted .........................................          $  0.18          $  0.18          $   0.35          $   0.46
                                                               =======          =======          ========          ========
Shares used in calculating net income per share:
    Basic ...........................................           42,374           40,294            42,089            40,436
                                                               =======          =======          ========          ========
    Diluted .........................................           48,006           45,133            48,524            44,934
                                                               =======          =======          ========          ========

                See notes to consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)



                                                                                  SIX MONTHS ENDED
                                                                            ----------------------------
                                                                            JUNE  30,           JUNE  30,
                                                                              2000                1999
                                                                            ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................          $  17,182           $ 20,550
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities
     excluding net assets and liabilities from acquisition:
   Depreciation and amortization .................................              9,585              8,039
   Charges for in-process research and development ...............              2,625                 --
   Minority interest loss ........................................             (3,730)                --
   Change in assets and liabilities:
     Accounts receivable .........................................            (12,340)             6,805
     Inventories .................................................             (3,785)           (11,544)
     Prepaid expenses and other assets ...........................               (519)             8,211
     Accounts payable and accrued liabilities ....................            (19,536)            (1,330)
     Income taxes payable and deferred income taxes ..............              7,262              1,994
                                                                            ---------           --------
          Net cash provided by (used in) operating activities ....             (3,256)            32,725
                                                                            ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net excluding
     capital equipment from acquisition ..........................             (4,469)            (4,506)
  Cash paid for acquisition ......................................             (3,733)                --
  Sale of short-term investments .................................             36,161              6,878
  Sale of joint venture ..........................................                 --              2,183
  Purchase of short-term investments .............................            (33,151)           (27,641)
  Purchase of long-term investments ..............................             (5,055)            (3,000)
                                                                            ---------           --------
          Net cash used in investing activities ..................            (10,247)           (26,086)
                                                                            ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received for minority interest ............................             29,195                 --
  Repurchase of common stock .....................................                 --             (4,228)
  Issuance of common stock .......................................              6,328                387
                                                                            ---------           --------
          Net cash provided by (used in) financing activities ....             35,523             (3,841)
                                                                            ---------           --------
Net increase in cash and cash equivalents ........................             22,020              2,798
Cash and cash equivalents at beginning of period .................            130,913             65,752
                                                                                                --------
Cash and cash equivalents at end of period .......................          $ 152,933           $ 68,550
                                                                            =========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes .....................................          $   1,895           $  1,530
                                                                            =========           ========

                See notes to consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

        The unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 1999 and 1998, included in the Company's Form 10-K. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends December 31, 2000.

NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)


                                                                JUNE 30,            DEC. 31,
                                                                  2000               1999
                                                               ---------           ---------
Cash and cash equivalents:
  Cash and money market accounts -- ESS .............          $  21,969           $  25,867
  Cash and money market accounts -- ViAlta.com ......              1,277                 992
  U.S. government notes and bonds -- ESS ............             35,363              14,419
  U.S. government notes and bonds -- ViAlta.com .....             94,197              89,508
  Certificates of deposit -- ESS ....................                127                 127
                                                               ---------           ---------
                                                               $ 152,933           $ 130,913
                                                               =========           =========
Short-term investments:
  U.S. government notes and bonds -- ESS ............          $  19,521           $  28,274
  U.S. government notes and bonds -- ViAlta.com .....             28,087              22,344
                                                               ---------           ---------
                                                               $  47,608           $  50,618
                                                               =========           =========
Accounts receivable:
  Accounts receivable ...............................          $  47,406           $  36,821
  Less: allowance for doubtful accounts .............               (704)             (2,459)
                                                               ---------           ---------
                                                               $  46,702           $  34,362
                                                               =========           =========
Inventories:
  Raw materials .....................................          $  14,051           $  10,697
  Work-in-process ...................................              5,573              10,208
  Finished goods ....................................             26,508              21,442
                                                               ---------           ---------
                                                               $  46,132           $  42,347
                                                               =========           =========
Accrued liabilities:
  Accrued compensation costs ........................          $   7,821           $   7,808
  Accrued commission and royalties ..................             11,389               5,695
  Other accrued liabilities .........................             10,717              13,891
                                                               ---------           ---------
                                                               $  29,927           $  27,394
                                                               =========           =========

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

                                                                THREE MONTHS ENDED
                               ------------------------------------------------------------------------------------
                                             JUNE 30, 2000                                JUNE 30, 1999
                               ---------------------------------------      ---------------------------------------
                                                                PER                                         PER
                                 NET                           SHARE           NET                         SHARE
                                INCOME          SHARES         AMOUNT         INCOME        SHARES         AMOUNT
                               ---------      ---------      ---------      ---------      ---------      ---------
Basic EPS ..................   $   8,491         42,374      $    0.20      $   7,938         40,294      $    0.20
Effects of Dilutive
Securities:
  Stock options ............          --          5,632                            --          4,839
                               ---------      ---------                     ---------      ---------
Diluted EPS ................   $   8,491         48,006      $    0.18      $   7,938         45,133      $    0.18
                               =========      =========                     =========      =========



                                                                     SIX MONTHS ENDED
                                -----------------------------------------------------------------------------------------
                                              JUNE 30, 2000                                   JUNE 30, 1999
                                -----------------------------------------       -----------------------------------------
                                                                  PER                                              PER
                                  NET                            SHARE             NET                            SHARE
                                 INCOME          SHARES          AMOUNT           INCOME          SHARES         AMOUNT
                                ---------       ---------       ---------       ---------       ---------       ---------
Basic EPS ...............       $  17,182          42,089       $    0.41       $  20,550          40,436       $    0.51
Effects of Dilutive
Securities:
  Stock options .........              --           6,435                              --           4,498
                                ---------       ---------                       ---------       ---------
Diluted EPS .............       $  17,182          48,524       $    0.35       $  20,550          44,934       $    0.46
                                =========       =========                       =========       =========

NOTE 5. COMMITMENTS AND CONTINGENCIES

        The Company is involved in litigation in the normal course of operations. Management believes that the outcome of the litigation will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 6. ACQUISITION AND RELATED CHARGES

        On February 3, 2000, the Company acquired all of the outstanding shares and vested stock options of NetRidium Communications, Inc. for $5.3 million in cash of which 10% will be held in escrow for nine months pending the resolution of certain contingencies. NetRidium is a development stage company which develops broadband communication products enabling high-speed networking over existing phone lines in the home. NetRidium has assets, liabilities and expenses which has no material effect on the Company. The purchase price was allocated to assets acquired and liabilities assumed based upon the book value of NetRidium's current assets, equipment and liabilities, which management believes approximate their fair market value and independent appraisal for all other identifiable assets as follows:


                                          (In thousands)
In-process research and development          $ 2,625
Technical infrastructure                         797
Covenant not to compete                          730
Current assets                                 1,071
Capital equipment, net                            75
Other long-term assets                           172
Current liabilities assumed                     (138)
                                             -------
Value of consideration for acquisition         5,332
                                             -------
Less cash acquired from acquisition           (1,066)
10% deferred payment                            (533)
                                             -------
Business acquisition                         $ 3,733
                                             =======


        The acquisition was recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisition have been included from the date of acquisition. Acquired in-process research and development aggregating $2.6 million for the NetRidium acquisition was charged to operations in the first quarter of 2000. Technical infrastructure and covenant not to compete will be amortized over four years. In connection with the acquisition, the Company granted certain NetRidum employees stock options to purchase 500,000 shares of the Company's stock at $17.68 per share, the fair market value on the date of grant. In addition certain employees of NetRidium have signed employment contracts which, among other things, provide that if the employee stays with the Company for the four year term of employment agreement, the employee's stock options will have a value of at least $8.85 more than the exercise price when this options become exercisable. Approximately 428,000 of the options issued upon acquisition are subject to this guarantee. During the second quarter of 2000, the Company recorded approximately $0.2 million as compensation expense under this guarantee. Together with the first quarter expense of $0.2 million, the Company recorded a total of $0.4 million as compensation expenses for the first six months of 2000.

NOTE 7. RELATED PARTY TRANSACTIONS

        In January 2000, the Company and its subsidiary, ViAlta.com ("ViAlta") entered into an Assignment of Intellectual Property Agreement whereby ViAlta paid ESS $2.0 million for the Videophone and EnReach-based Web Browser technologies. The Company entered into a Research and Development Service Agreement and a General and Administrative Service Agreement with ViAlta whereby ESS provides services to ViAlta for a fee. During the second quarter of 2000, inter-company service fees of $1.6 million were charged to ViAlta. Including the fees from the first quarter, ViAlta paid a total of $3.4 million for inter-company service fees during the first six months of 2000 to ESS. ViAlta also entered into a Purchase Agreement with the Company for the procurement of ESS' chip-sets to be used in ViAlta set-top boxes. The amount of material purchase was approximately $0.4 million and $0.4 million for the first quarter and the second quarter of 2000, respectively. All inter-company transactions were eliminated in the consolidated financial statements.

NOTE 8. VIALTA.COM

        In April 1999, the Company incorporated ViAlta, a subsidiary, through which ESS plans to introduce advanced, user-friendly products and applications for the Internet. ViAlta is incorporated in California and headquartered in Fremont.

        In September 1999, ViAlta issued 40.0 million shares of Series A Preferred Stock at $0.25 per share to the Company for $10 million in cash. In October 1999, Mr. Fred Chan, Chairman of ESS and ViAlta, purchased 4 millions shares of common stock at $0.25 per share by issuing a full recourse promissory note due to ViAlta which bears interest at market rate. The promissory note and the accrued interest were paid in March 2000. Also in October 1999, ViAlta issued 400,000 and 1,820,000 common shares to the Company and certain employees, respectively, for full recourse promissory notes in the amount of $555,000. These notes have been fully paid in cash to ViAlta in the first quarter of 2000.

        In December 1999, ViAlta issued 40.0 million shares of Series B Preferred Stock at $2.60 per share; 20.0 million to the Company and 20.3 million to third party investors for a total of $52.8 million in cash. On January 4, 2000, ViAlta received $20.8 million in the form of a full recourse promissory note from Mr. Chan for the purchase of 8.0 million shares of Series B Preferred Stock at $2.60 per share. The principal and the accrued interest of the promissory note were paid in full in March 2000. During the first quarter of 2000, ViAlta received $7.0 million in cash from third party investors for subscription to 2.7 million shares of its Series B Preferred Stock.

        As of June 30, 2000, minority interest in the Company's consolidated balance sheet is comprised of ViAlta Series B Preferred Stock and Common Stock issued to third parties and contractors of ViAlta, net of net loss pertaining to the minority interest shareholders.

        As of June 30, 2000, the Company has a 62.13% voting interest in ViAlta.

        According to ViAtla's Second Amended and Restated Articles of Incorporation, ViAlta is authorized to issue two classes of stock to be designated, respectively, "Common Stock" and "Preferred Stock".

        CONVERTIBLE PREFERRED STOCK

        Convertible Preferred Stock at June 30, 2000 consists of the following:


                                                 PROCEEDS
                      SHARES                      NET OF
         -------------------------------         ISSUANCE
SERIES    AUTHORIZED         OUTSTANDING          COSTS
-------- ------------       ------------       ------------
A          40,000,000         40,000,000       $ 10,000,000
B          51,000,000         51,000,000       $132,600,000
         ------------       ------------       ------------
           91,000,000         91,000,000       $142,600,000
         ============       ============       ============

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

                                                                   THREE MONTHS ENDED
                                          ----------------------------------------------------------------------------
                                                              JUNE 30, 2000                              JUNE 30, 1999
                                          ------------------------------------------------------------    ------------
                                            ESS           VIALTA          ELIMINATION     CONSOLIDATED    CONSOLIDATED
                                          -------        --------         -----------     ------------    ------------
Net revenues - external customers          79,255             332                  --           79,587        67,228
Net revenues - intersegment                   358              --                (358)              --            --
Operating income (loss)                    12,325          (6,357)                198            6,166         8,190
Total assets                              283,772         136,791             (62,164)         358,399       232,018

                                                                       SIX MONTHS ENDED
                                          ----------------------------------------------------------------------------
                                                               JUNE 30, 2000                             JUNE 30, 1999
                                          ------------------------------------------------------------    ------------
                                            ESS            VIALTA         ELIMINATION     CONSOLIDATED    CONSOLIDATED
                                          -------         --------        -----------     ------------    ------------
Net revenues - external customers         161,850            1,334               --          163,184         146,523
Net revenues - intersegment                   759               --             (759)              --              --
Operating income (loss)                    24,690          (13,788)           1,983           12,885          21,967
Total assets                              283,772          136,791          (62,164)         358,399         232,018

In the second quarter of 1999, the Company operated in a single segment.

NOTE 10 REPURCHASE OF COMMON STOCK

On June 6, 2000, the Company's Board of Director authorized the repurchase of up to two million of the Company's common shares at market prices and as market and business conditions warrant. Such repurchases will be made at management's discretion. As of June 30, 2000, the Company has not repurchased shares.

As of August 10, 2000, the Company purchased 287,000 shares of its common stock at an aggregate cost of $4,838,687 as part of the stock repurchase program.

NOTE 11. SUBSEQUENT EVENTS

On July 20, 2000, the Company announced a plan to spin off its ViAlta subsidiary following an initial public offering by ViAlta in 2001. The Company currently holds a 62.13% ownership in ViAlta and plans to distribute its ViAlta shares to the Company's shareholders following an initial public offering by ViAlta. The planned transactions are subject to receiving a favorable tax ruling and other approvals as well as market conditions.

Also in July 2000, the board of directors and the majority shareholders of ViAlta approved the ViAlta's plan to offer and sell up to 10.0 million shares of Series C Preferred Stock of ViAlta at a price of $2.68 per share. As of August 10, 2000, ViAlta has not completed any subscription transaction for its Series C Preferred Stock financing.

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

RESULTS OF OPERATIONS

        The following table discloses key elements of the statements of operations, expressed as a percentage of revenues.

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 -----------------------------   -----------------------------
                                                 JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                                 -------------   -------------   -------------   -------------
Net revenues ..............................          100.0%          100.0%          100.0%          100.0%
Cost of revenues ..........................           61.9            60.8            62.8            60.7
                                                     -----           -----           -----           -----
  Gross margin ............................           38.1            39.2            37.2            39.3
Operating expenses:
  Research and development ................           15.2            12.8            14.0            12.0
  In-process research and development .....             --              --             1.6              --
  Selling, general and administrative .....           15.1            14.2            13.7            12.3
                                                     -----           -----           -----           -----
Operating income ..........................            7.8            12.2             7.9            15.0
Nonoperating income, net ..................            3.6             1.7             3.5             1.5
                                                     -----           -----           -----           -----
Income before income taxes ................           11.4            13.9            11.4            16.5
Provision for income taxes ................            2.7             2.1             3.2             2.5
                                                     -----           -----           -----           -----
Net income before minority interest .......            8.7            11.8             8.2            14.0
Minority interest .........................            2.0              --             2.3              --
                                                     -----           -----           -----           -----
Net income ................................           10.7%           11.8%           10.5%           14.0%
                                                     -----           -----           -----           -----


        Net Revenues. The Company's net revenues increased 18% to $79.6 million in the second quarter of 2000, from $67.2 million in the second quarter of 1999. The increase in net revenues was a result of higher overall unit shipments, which were partially offset by lower average selling prices ("ASP"). International revenues accounted for approximately 92% and 94% of the Company's net revenues in the second quarter of 2000 and 1999, respectively.

        Gross Profit. The Company's gross profit increased to $30.3 million in the second quarter of 2000 from $26.4 million in the second quarter of 1999. The increase in gross profit was the result of higher unit shipments of new products such as DVD and communication products and a reduction in inventory reserves of approximately $1.0 million due to sales of the related inventory.

        Research and Development. Research and development expenses were $12.1 million in the second quarter of 2000, or 15% of net revenues, compared to $8.6 million, or 13% of net revenues in the second quarter of 1999. The increase in absolute dollars was primarily due to increased expenses of $3.8 million incurred by the Company's majority owned subsidiary, ViAlta.

        Selling, General and Administrative. Selling, general and administrative expenses were $12.0 million in the second quarter of 2000, or 15% of net revenues, compared to $9.5 million, or 14% of net revenues, in the second quarter of 1999. The increase in absolute dollars was primarily due to increased expenses of $2.3 million incurred by ViAlta.

        Nonoperating Income, Net. Nonoperating income, net was $2.9 million in the second quarter of 2000 compared to $1.1 million in the second quarter of 1999. Nonoperating income, net consisted primarily of interest income. The increase in interest income was due to the increase in the Company's and ViAlta's cash, cash equivalents and short-term investment balances.

        Provision for Income Taxes. The Company's effective tax rate was 17% and 15% for the second quarter of 2000 and 1999, respectively. The tax rate for the second quarter of 2000 of 17% was lower than the combined federal and state statutory rate of 40% as a result of the lower foreign tax rate on earnings from the Company's foreign subsidiary that were considered to be permanently reinvested.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At June 30, 2000, the Company had cash and cash equivalents and short-term investments of $200.5 million of which $123.6 million belongs to ViAlta and working capital of $233.3 million. As of June 30, 2000, the Company had a $15.0 million bank line of credit expiring on October 1, 2001. The line of credit requires the Company to maintain certain financial ratios and operating results. As of June 30, 2000, the Company was in compliance with its borrowing criteria. The line of credit was secured by land and buildings with a net book value of $21.9 million. There were no borrowings under this line of credit as of June 30, 2000.

        In the first six months of 2000, the Company used $3.3 million in cash from operating activities. This resulted from net income of $17.2 million, depreciation and amortization of $9.6 million, charges for in-process research and development of $2.6 million, a minority interest net loss of $3.7 million, and an increase in income taxes payable of $7.3 million offset in part by an increase in accounts receivable of $12.3 million and in inventory of $3.8 million, and a decrease in accounts payable and accrued expenses of $19.5 million. The Company invested $3.7 million in a business acquisition, $5.1 million in long-term investments, $4.5 million in property and equipment offset in part by $3.0 million received in net sales of short-term investment. ViAlta received cash of $29.2 million from outside investors and the Company received $6.3 million upon issuances of common stock in connection with the exercise of employee stock options and the employee stock purchase plan.

        The Company believes that its existing cash and cash equivalents as of June 30, 2000 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund purchases of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $29.0 million primarily for the purchase of capital equipment, of which $5.0 million is to be used by ESS and $24.0 million is to be used by ViAlta. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

        As of August 10, 2000, the Company purchased 287,000 shares of its common stock at an aggregate cost of $4,838,687 as part of the stock repurchase program.

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

        Competition and Pricing Pressures. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price reductions and rapid product obsolescence. The Company currently competes with add-in card suppliers and other semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be at lower costs or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the ASPs and margins of the Company's products. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for the Company's products are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected.

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

        Each successive generation of microprocessors has provided increased performance, which could result in microprocessors capable of performing multimedia functions. In this regard, Intel Corporation includes MMX Instructions (Multimedia Extensions) in its current generation of microprocessors, which improve the microprocessor's performance for graphics, image processing, and data computation applications. Intel is promoting the processing power of the Pentium-III processor for data and signal intensive functions such as graphics acceleration and other multimedia functions. The microprocessor still requires analog and mixed-signal interface chips, such as ESS-supplied IC products, to complete a multimedia subsystem; but there can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products

        Dependence on the PC and Consumer Markets. During the second quarter of 2000, sales of PC audio semi-conductor chips accounted for a significant portion of the Company's net revenues, the Company expects that sales of audio semiconductors will continue to account for a significant portion of its net revenues for the foreseeable future. Sales of video semiconductor chips to the video compact disk ("VCD") and digital video disk ("DVD") player market also accounted for a significant portion of the Company's revenues during Q2 of 2000. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs, DVD or VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company's products are sold for incorporation into desktop and notebook computers, and VCD and DVD players. Therefore, the Company is heavily dependent on the growth of the markets and the cost requirements for desktop and notebook computers, and VCD and DVD players. There can be no assurance that these markets will be able to grow. A slowing in unit volume and a decrease in ASPs could result in a decline in revenues which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by Taiwan Semiconductor Manufacturing Company, Ltd. ("TSMC"), which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with United Microelectronics Corporation ("UMC"), which has manufactured certain of the Company's products since 1995. These relationships provide the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. In November 1999, the Company secured wafer capacity that it believes will be adequate to meet its growth plans for the next 12 months. In September 1999, Taiwan experienced a series of earthquakes. While the Company did not experience any material effects from these earthquakes, there can be no assurance that any future earthquakes or other catastrophic events will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. During the second quarter of 2000 and the second quarter of 1999, sales to the Company's top five customers including sales to distributors, accounted for approximately 55% and 57% respectively, of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of the net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

        Uncertainty Regarding Patents and Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of June 30, 2000, the Company had 6 patents granted in the United States, which expire over time, commencing in 2000 and ending in 2015, and 11 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of June 2000, there was no pending intellectual property litigation against the Company. However, the Company or its foundries may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

        The Company currently licenses certain of the technology utilized by the Company in its products, and expects to continue to do so in the future. The Company has in the past granted licenses to certain of its technology, some of which have expired, such licenses have been limited and the Company has not derived material revenues from such licenses in recent periods.

        Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chairman of the Board of Directors and Robert L. Blair, the Company's Chief Executive Officer. The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. The loss of Mr. Chan, Mr. Blair, other key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

        Control by Existing Shareholders. As of June 30, 2000, Fred S.L. Chan, the Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children beneficially owned, in the aggregate, 36% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

        Interest Rate Risks: The Company also invests in short-term investments. Consequently, the Company is exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, the Company invests in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for a sale, and at June 30, 2000, the fair market value of the Company's investments approximated their costs.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On April 27, 1999, the Company and one other defendant were named in a complaint by Dollinger-Fremont Associates in the Superior Court of California, County of Alameda, Case No. H206962-7. The complaint alleges breach of contract in connection with a contract for the sale of certain property to the plaintiff and seeks specific performance requiring the Company to convey the property, as well as damages for lost profits, expenses arising from delay and attorney's fees. On April 21, 2000, the parties reached a settlement of the case, which includes the sale of the land to the plaintiff. The sale of the land will result in a one-time gain for the Company. The parties are in the process of finalizing the settlement agreement and expect to close escrow in the third quarter of year 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of ESS Technology, Inc. was held on May 31, 2000 in Santa Clara, California. Of the total of 42,124,986 shares outstanding as of the record date, 36,906,247 were present or represented by proxies at the meeting. The table below presents the results of the election of the Company's board of directors.

NOMINEE                      FOR              WITHHELD
----------------          ----------          -------
Fred S. L. Chan           36,528,133          378,114
Annie M. H. Chan          36,517,904          388,343
Matthew Fong              36,512,919          393,328
Robert Blair              36,517,560          388,687
David Lee                 36,497,168          409,079
Peter T. Mok              36,533,318          372,929
Dominic Ng                35,532,818          373,429

        The shareholders approved amendments to the 1995 employee stock purchase plan to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares. The proposal received 20,244,875 affirmative votes, 2,397,702 negative votes, 646,758 abstentions and 18,835,651 broker nonvotes.

        The shareholders also approved amendments to the 1997 equity incentive plan to increase the number of shares of common stock reserved for issuance thereunder by 2,500,000 shares. The proposal received 14,946,010 affirmative votes, 7,689,378 negative votes, 653,947 abstentions and 18,835,651 broker nonvotes.

        The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2000. The proposal received 36,861,036 affirmative votes, 18,078 negative votes, 27,133 abstentions and 5,218,739 broker nonvotes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

  EXHIBIT
  NUMBER                   DESCRIPTION
  ------                   -----------
    27.01                  Financial Data Schedule

        (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ESS TECHNOLOGY, INC. (Registrant)

Date:   August 11, 2000                By:   /s/    Robert L. Blair
                                          ------------------------------------
                                          Robert L. Blair
                                          President, Chief Executive Officer
                                          and Chief Accounting Officer

Date:   August 11, 2000                By:   /s/    Matt Fong
                                          ------------------------------------
                                          Matt Fong
                                          Chief Financial Officer and Secretary

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                   DESCRIPTION
  ------                   -----------
    27.01                  Financial Data Schedule