Form 10-Q
period 2000-09-30
ESS TECHNOLOGY INC
filed 2000-11-14
CIK 907410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2000.

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

      Yes [X]         No [ ]

        As of October 31, 2000, the registrant had 43,969,380 shares of common stock outstanding.

                              ESS TECHNOLOGY, INC.
                               TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
  PART I.       FINANCIAL INFORMATION
  Item 1.       Financial Statements:
                Consolidated Balance Sheets - September 30, 2000, unaudited and December 31,
                1999, audited                                                                        3
                Consolidated Statements of Operations - three and nine months ended September
                30, 2000 and 1999, unaudited                                                         4
                Consolidated Statements of Cash Flows - three and nine months ended September
                30, 2000 and 1999, unaudited                                                         5
                Notes to Consolidated Financial Statements                                           6
  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                          10
  Item 3.       Quantitative and Qualitative Disclosures About Market Risk                          16
  PART II.      OTHER INFORMATION                                                                   16
  Item 1        Legal Proceedings                                                                   16
  Item 6.       Exhibits and Reports on Form 8-K                                                    16
  SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                     SEPT. 30,       DEC. 31,
                                                                       2000            1999
                                                                    (UNAUDITED)      (AUDITED)
                                                                      --------        --------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................        $120,296        $130,913
  Short-term investments .....................................          89,722          50,618
  Accounts receivable, net ...................................          78,573          34,362
  Inventories ................................................          63,847          42,347
  Deferred income taxes ......................................          10,758          10,758
  Prepaid expenses and other assets ..........................           5,100           2,199
                                                                      --------        --------
    Total current assets .....................................         368,296         271,197
Property, plant and equipment, net ...........................          37,874          40,564
Other assets .................................................           8,666           9,266
                                                                      --------        --------
         Total assets ........................................        $414,836        $321,027
                                                                      ========        ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ......................        $ 72,331        $ 72,303
  Income taxes payable and deferred income taxes .............          36,265          12,285
                                                                      --------        --------
    Total current liabilities ................................         108,596          84,588
                                                                      --------        --------
Commitments and Contingencies (Note 5)
Minority Interest (Note 8) ...................................          75,869          52,860
                                                                      --------        --------
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding .............................              --              --
  Common stock, no par value, 100,000 shares authorized;
     43,231 and 41,372 shares issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively ..         129,153         140,597
  Retained earnings ..........................................         102,439          42,982
  Other comprehensive loss....................................          (1,221)             --
                                                                      --------        --------
    Total shareholders' equity ...............................         230,371         183,579
                                                                      --------        --------
          Total liabilities and shareholders' equity .........        $414,836        $321,027
                                                                      ========        ========

           See notes to unaudited consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              ------------------               -----------------
                                                          SEPT. 30, 2000  SEPT. 30, 1999  SEPT. 30, 2000  SEPT. 30, 1999
                                                          --------------  --------------  --------------  --------------
Net revenues ........................................        $ 87,714        $ 75,400        $250,898        $221,923
Cost of revenues ....................................          52,521          46,949         154,931         135,869
                                                             --------        --------        --------        --------
    Gross profit ....................................          35,193          28,451          95,967          86,054
Operating expenses:
    Research and development ........................          10,752           9,637          33,619          27,304
    In-process research and development .............              --              --           2,625              --
    Selling, general and administrative .............          13,836          10,460          36,233          28,429
                                                             --------        --------        --------        --------
Operating income ....................................          10,605           8,354          23,490          30,321
Nonoperating income, net ............................          36,841           1,202          42,589           3,412
                                                             --------        --------        --------        --------
Income before  provision for income taxes ...........          47,446           9,556          66,079          33,733
Provision for income taxes ..........................          17,183           1,433          22,364           5,060
                                                             --------        --------        --------        --------
Net income before minority interest .................          30,263           8,123          43,715          28,673

Minority interest ...................................           2,456              --           6,186              --

Net income ..........................................        $ 32,719        $  8,123        $ 49,901        $ 28,673
                                                             ========        ========        ========        ========
Net income per share:
    Basic ...........................................        $   0.76        $   0.20        $   1.17        $   0.71
                                                             ========        ========        ========        ========
    Diluted .........................................        $   0.71        $   0.18        $   1.08        $   0.63
                                                             ========        ========        ========        ========
Shares used in calculating  net income per share:
    Basic ...........................................          43,310          40,545          42,535          40,485
                                                             ========        ========        ========        ========
    Diluted .........................................          46,138          46,021          46,403          45,518
                                                             ========        ========        ========        ========

           See notes to unaudited consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                              NINE MONTHS ENDED
                                                                                          ---------------------------
                                                                                          SEPT. 30,         SEPT. 30,
                                                                                            2000              1999
                                                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................................        $  49,901         $  28,673
  Adjustments to reconcile net income ............................................
     to net cash provided by (used in) operating activities excluding net assets and liabilities from acquisition:
   Depreciation and amortization .................................................           15,231            10,872
   Gain on investment ............................................................          (35,045)               --
   Charges for in-process research and development ...............................            2,625                --
   Minority interest loss ........................................................           (6,186)               --
   Change in assets and liabilities:
     Accounts receivable .........................................................          (44,211)              (67)
     Inventories .................................................................          (21,500)           (6,781)
     Prepaid expenses and other assets ...........................................           (4,535)           12,997
     Accounts payable and accrued expenses .......................................               28            (4,073)
     Income taxes payable and deferred income taxes ..............................           23,980            (1,659)
                                                                                          ---------         ---------
          Net cash provided by (used in) operating activities ....................          (19,712)           39,962
                                                                                          ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment, net excluding capital equipment
   from acquisition ..............................................................           (4,743)           (9,234)
  Cash paid for acquisition ......................................................           (3,733)               --
  Sale of short-term investments .................................................           46,077            15,382
  Purchase of short-term investments .............................................          (50,372)          (44,174)
  Purchase of long-term investment ...............................................           (5,055)           (3,000)
  Sale of joint venture ..........................................................               --             2,183
                                                                                          ---------         ---------
          Net cash used in investing activities ..................................          (17,826)          (38,843)
                                                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from minority interest ..........................................           29,195                --
  Repurchase of common stock .....................................................          (11,422)           (4,228)
  Issuance of common stock .......................................................            9,148             1,807
                                                                                          ---------         ---------
          Net cash provided by (used in) financing activities ....................           26,921            (2,421)
                                                                                          ---------         ---------
Net decrease in cash and cash equivalents ........................................          (10,617)           (1,302)
Cash and cash equivalents at beginning of period .................................          130,913            65,752
                                                                                          ---------         ---------
Cash and cash equivalents at end of period .......................................        $ 120,296         $  64,450
                                                                                          =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes .....................................................        $   1,895         $   6,616
                                                                                          =========         =========

NON CASH TRANSACTION:
  Exchange of Komodo shares for Cisco shares .....................................        $  36,029         $      --
                                                                                          =========         =========


           See notes to unaudited consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

        The unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 1999 and 1998, included in the Company's Form 10-K filed with the SEC. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends December 31, 2000.

NOTE 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                                 SEPT. 30,          DEC. 31,
                                                                                   2000              1999
                                                                                 ---------         ---------
Cash and cash equivalents:
  Cash and money market accounts -- ESS .................................        $  11,576         $  25,867
  Cash and money market accounts -- Vialta.com ..........................            4,293               992
  U.S. government notes and bonds -- ESS ................................           33,556            14,419
  U.S. government notes and bonds -- Vialta.com .........................           70,744            89,508
  Certificates of deposit -- ESS ........................................              127               127
                                                                                 ---------         ---------
                                                                                 $ 120,296         $ 130,913
                                                                                 =========         =========
Short-term investments:
  U.S. government notes and bonds -- ESS ................................        $  10,829         $  28,274
  U.S. corporate securities -- ESS ......................................           34,808                --
  U.S. government notes and bonds -- Vialta.com .........................           44,085            22,344
                                                                                 ---------         ---------
                                                                                 $  89,722         $  50,618
                                                                                 =========         =========
Accounts receivable:
  Accounts receivable ...................................................        $  81,221         $  36,821
  Less: allowance for doubtful accounts .................................           (2,648)           (2,459)
                                                                                 ---------         ---------
                                                                                 $  78,573         $  34,362
                                                                                 =========         =========
Inventories:
  Raw materials .........................................................        $  11,737         $  10,697
  Work-in-process .......................................................           18,506            10,208
  Finished goods ........................................................           33,604            21,442
                                                                                 ---------         ---------
                                                                                 $  63,847         $  42,347
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

                                                           THREE MONTHS ENDED
                             -------------------------------------------------------------------------------
                                      SEPTEMBER 30, 2000                          SEPTEMBER 30, 1999
                             ------------------------------------       ------------------------------------
                                                            PER                                        PER
                               NET                         SHARE          NET                         SHARE
                              INCOME         SHARES        AMOUNT       INCOME          SHARES        AMOUNT
                             -------         ------       -------       -------         ------       -------
Basic EPS ...........        $32,719         43,310        $0.76        $ 8,123         40,545        $0.20
Effects of Dilutive
Securities:
  Stock options .....                         2,828                                      5,476
                             -------         ------                     -------         ------
Diluted EPS .........        $32,719         46,138        $0.71        $ 8,123         46,021        $0.18
                             =======         ======                     =======         ======


                                                             NINE MONTHS ENDED
                             -------------------------------------------------------------------------------
                                      SEPTEMBER 30, 2000                          SEPTEMBER 30, 1999
                             ------------------------------------       ------------------------------------
                                                            PER                                        PER
                               NET                         SHARE          NET                         SHARE
                              INCOME         SHARES        AMOUNT       INCOME          SHARES        AMOUNT
                             -------         ------       -------       -------         ------       -------
Basic EPS ............        $49,901         42,535        $1.17        $28,673         40,485        $0.71
Effects of Dilutive
Securities:
  Stock options ......                         3,868                                      5,033
                              -------         ------                     -------         ------
Diluted EPS ..........        $49,901         46,403        $1.08        $28,673         45,518        $0.63
                              =======         ======                     =======         ======




NOTE 5.  COMMITMENTS AND CONTINGENCIES

        The Company is involved in litigation in the normal course of operations. Management believes that the outcome of the litigation will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 6. ACQUISITION AND RELATED CHARGES

        In February 2000, the Company acquired all of the outstanding shares and vested stock options of NetRidium Communications, Inc. for $5.3 million in cash, of which 10% was paid in November 2000. NetRidium is a development stage company which develops broadband communication products enabling high-speed networking over existing phone lines in the home. NetRidium's assets, liabilities and expenses were not material to the Company. The purchase price was allocated to assets acquired and liabilities assumed based upon the book value of NetRidium's current assets, equipment and liabilities, which management believes approximate their fair market value and independent appraisal for all other identifiable assets as follows:

                                            (IN THOUSANDS)
                                            --------------
In-process research and development           $ 2,625
Technical infrastructure                          797
Covenants not to compete                          730
Current assets                                  1,071
Capital equipment, net                             75
Other long-term assets                            172
Current liabilities assumed                      (138)
                                              -------
Value of consideration for acquisition        $ 5,332
Less cash acquired from acquisition            (1,066)
10% deferred payment                             (533)
                                              -------
Business acquisition                          $ 3,733
                                              =======


        The acquisition was recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisition have been included from the date of acquisition. Acquired in-process research and development aggregating $2.6 million for the NetRidium acquisition was charged to operations in the second quarter of 2000. Technical infrastructure and covenants not to compete will be amortized over four years. In connection with the acquisition, the Company granted certain NetRidium employees stock options to purchase 500,000 shares of the Company's stock at $17.68 per share, the fair market value on the date of grant. In addition certain employees of NetRidium have signed employment contracts which, among other things, provide that if the employee stays with the Company for the four year term of the employment agreement, the employee's stock options will have a value of at least $8.85 more than the exercise price when such options become exercisable. Approximately 428,000 of the options issued upon acquisition are subject to this guarantee. During the third quarter of 2000, the Company recorded approximately $0.2 million as compensation expense under this guarantee.

NOTE 7. RELATED PARTY TRANSACTION

        In January 2000, the Company and its subsidiary, Vialta.com, Inc. (Vialta) entered into an Assignment of Intellectual Property Agreement whereby Vialta payed ESS $2.0 million for the transfer of the Videophone and EnReach-based Web Browser technologies. The Company entered into a Research and Development Service Agreement and a General and Administrative Service Agreement with Vialta whereby ESS provides services to Vialta for a fee. During the third quarter of 2000, inter-company service fees of $1.4 million were charged to Vialta. Inter-company fees for the first three quarters of 2000 of $4.9 million was charged to Vialta. Vialta also entered into a Purchase Agreement with the Company for the procurement of ESS' chip-sets to be used in Vialta set-top boxes. The amount of material purchased was approximately $0.2 million for the third quarter of 2000. Vialta purchased approximately $1.0 million of materials from ESS during the first three quarters of 2000. All inter-company transactions were eliminated in the consolidated financial statements.

NOTE 8. VIALTA

        In April 1999, the Company incorporated Vialta, a subsidiary, through which ESS plans to introduce advanced, user-friendly products and applications for the Internet. Vialta is incorporated in California and headquartered in Fremont, California.

        In September 1999, Vialta issued 40 million shares of Series A Convertible Preferred Stock (Series A) at $0.25 per share to the Company for $10 million in cash. In October 1999, Mr. Fred Chan, Chairman of ESS and Vialta, purchased 4 million shares of Vialta common stock at $0.25 per share by issuing a full recourse promissory note to Vialta which bears interest at a market rate. The principal and accrued interest under this promissory note were paid in full in March 2000. Also in October 1999, Vialta issued 400,000 and 1,820,000 common shares to the Company and certain employees, respectively, for full recourse promissory notes in the aggregate principal amount of $555,000. These notes have been fully paid in cash to Vialta in the first quarter of 2000.

        In December 1999, Vialta issued 40.3 million shares of Series B Convertible Preferred Stock (Series B) for $104.8 million at $2.60 per share; 20 million shares to the Company for $52.0 million and 20.3 million shares to third party investors for $52.8 million in cash. In January 2000, Vialta received $20.8 million in the form of a full recourse promissory note, which bears interest at a market rate, from Mr. Chan for the purchase of 8 million shares of Series B Preferred Stock at $2.60 per share. The principal and accrued interest under this promissory note were paid in full in March 2000. During the first quarter of 2000, Vialta received $7.0 million in cash from third party investors for subscriptions to purchase 2.7 million shares of its Series B Preferred Stock.

        As of September 30, 2000, minority interest is comprised of Vialta Series B Convertible Preferred Stock and Common Stock issued to third parties and contractors of Vialta, net of net loss pertaining to the minority interest shareholders.

        As of September 30, 2000, the Company has a 62.13% voting interest in Vialta.

        According to Vialta's Second Amended and Restated Articles of Incorporation, Vialta is authorized to issue two classes of stock to be designated, respectively, "Common Stock" and "Preferred Stock".

        CONVERTIBLE PREFERRED STOCK OF VIALTA

        Convertible Preferred Stock of Vialta at September 30, 2000 consists of the following:

                                                               PROCEEDS
                            SHARES                              NET OF
               ----------------------------------              ISSUANCE
SERIES         AUTHORIZED             OUTSTANDING                COSTS
------         ----------             -----------            ------------
A              40,000,000              40,000,000            $ 10,000,000
B              51,000,000              51,000,000            $132,600,000
               ----------              ----------            ------------
               91,000,000              91,000,000            $142,600,000
               ==========              ==========            ============

NOTE 9. SEGMENT INFORMATION

The Company operates in two reportable segments: the semiconductor segment and the Internet segment. In the semiconductor segment, the Company designs, develops, supports and manufactures highly integrated mixed-signal semiconductor, hardware, software and system solutions for multimedia applications in the internet, personal computer and the consumer marketplace. The semiconductor segment offers solutions for audio, video and modem applications. In the Internet segment, the Company, through Vialta, plans to develop and market advanced, user-friendly products and applications and content for the Internet.

                                                                      THREE MONTHS ENDED
                                          -----------------------------------------------------------------------------------
                                                          SEPT. 30, 2000                                       SEPT. 30, 1999
                                         ----------------------------------------------------------------      --------------
                                         SEMICONDUCTOR       INTERNET        ELIMINATION     CONSOLIDATED       CONSOLIDATED
                                         -------------       --------        -----------     ------------       ------------
Net revenues - external customers          87,384               330               --            87,714             75,400
Net revenues - intersegment                   245                --             (245)               --                 --
Operating income (loss)                    17,136            (6,484)             (47)           10,605              8,354
Total assets                              347,097           129,950          (62,211)          414,836            235,165

                                                                      NINE MONTHS ENDED
                                          -----------------------------------------------------------------------------------
                                                          SEPT. 30, 2000                                       SEPT. 30, 1999
                                         ----------------------------------------------------------------      --------------
                                         SEMICONDUCTOR       INTERNET        ELIMINATION     CONSOLIDATED       CONSOLIDATED
                                         -------------       --------        -----------     ------------       ------------
Net revenues - external customers         249,234              1,664               --          250,898           221,923
Net revenues - intersegment                 1,003                 --           (1,003)              --                --
Operating income (loss)                    41,826            (20,272)           1,936           23,490            30,321
Total assets                              347,097            129,950          (62,211)         414,836           235,165


In the third quarter of 1999, the Company operated in a single segment.

NOTE 10. REPURCHASE OF COMMON STOCK

On July 15, 2000, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to two million shares of the Company's common stock at market prices and as market and business conditions warrant. As of September 30, 2000, the Company had repurchased 685,500 shares at market prices ranging from $14.47 to $17.97 per share.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal year beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. The Company is assessing the effect of FAS 133 on the financial position and results of operations of the Company.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment:
Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

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

RESULTS OF OPERATIONS

        The following table discloses key elements of the statements of operations, expressed as a percentage of revenues.

                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             --------------------------------    --------------------------------
                                             SEPT. 30, 2000    SEPT. 30, 1999    SEPT. 30, 2000    SEPT. 30, 1999
                                             --------------    --------------    --------------    --------------
Net revenues                                     100.0%            100.0%            100.0%            100.0%
Cost of revenues                                  59.9              62.3              61.8              61.2
                                                 -----             -----             -----             -----
  Gross margin                                    40.1              37.7              38.2              38.8
Operating expenses:
  Research and development                        12.3              12.8              13.4              12.3
  In-process research and development               --                --               1.0                --
  Selling, general and administrative             15.8              13.8              14.4              12.8
                                                 -----             -----             -----             -----
Operating income                                  12.1              11.1               9.4              13.7
Nonoperating income, net                          42.0               1.6              17.0               1.5
                                                 -----             -----             -----             -----
Income before income taxes                        54.1              12.7              26.3              15.2
Provision for income taxes                        19.6               1.9               8.9               2.3
                                                 -----             -----             -----             -----
Net income before minority interest               34.5%             10.8%             17.4%             12.9%
                                                 -----             -----             -----             -----
Minority interest                                  2.8                --               2.5                --
Net income                                        37.3%             10.8%             19.9%             12.9%
                                                 =====             =====             =====             =====

        Net Revenues. The Company's net revenues increased 16% to $87.7 million in the third quarter of 2000, from $75.4 million in the third quarter of 1999. The increase in net revenues was a result of higher overall unit shipments, which were partially offset by lower average selling prices ("ASP"). International revenues accounted for approximately 96% and 93% of the Company's net revenues in the third quarter of 2000 and 1999, respectively. The Company's net revenues increased by 13% to $250.9 million in the first three quarters of 2000, from $221.9 million for the same period in 1999.

        Gross Profit. The Company's gross profit increased from $28.5 million in the third quarter of 1999 to $35.2 million in the third quarter of 2000. The increase in gross profit was the result of higher favorable product mix during the quarter of higher DVD sales and lower PC audio sales. The Company's gross profit increased from $86.1 million in the first three quarters of 1999 to $96.0 million for the first three quarters of 2000.

        Research and Development. Research and development expenses were $10.8 million in the third quarter of 2000, or 12% of net revenues, compared to $9.6 million, or 13% of net revenues in the third quarter of 1999. The increase in absolute dollars was primarily due to increased expenses of $3.3 million incurred by the Company's majority owned subsidiary, Vialta, partially offset by lower consulting and outside services expenses. Research and development expenses were $33.6 million excluding in-process research and development expenses of $2.6 million for the nine months ending September 30, 2000, compared to $27.3 million for the nine months ending September 30, 1999. The primary reason for the absolute dollar increase was due to increased expense by Vialta. Vialta incurred research and development expenses of $12.1 million for the nine months ending September 30, 2000.

        Selling, General and Administrative. Selling, general and administrative expenses were $13.8 million in the third quarter of 2000, or 16% of net revenues, compared to $10.5 million, or 14% of net revenues, in the third quarter of 1999. The increase in absolute dollars was primarily due to increased expenses of $2.8 million incurred by Vialta, increased bad debt expenses partially offset by decreased legal expenses. Selling, general and administrative expenses were $36.2 million for the first three quarters of 2000, or 14% of net revenues, compared to $28.4 million, or 13% of net revenues for the first three quarters of 1999. Vialta incurred selling, general and administrative expenses of $6.8 million for the nine months ending September
30, 2000.

        Nonoperating Income, Net. Nonoperating income, net was $36.8 million in the third quarter of 2000 compared to $1.2 million in the third quarter of 1999. Nonoperating income, net consisted primarily of a pretax gain of $35.0 million on the gain from the Company's investment in Komodo Technology which was purchased by Cisco Systems on September 25, 2000. Also included in Nonoperating income, net is interest income. Nonoperating income, net was $42.6 million for the first three quarters of 2000 compared to $3.4 million for the same period in 1999.

        Provision for Income Taxes. The Company's effective tax rate excluding the provision taken on the gain from investment, was 17% and 15% for the third quarter of 2000 and 1999, respectively. The Company used an estimated 40% tax rate on the gain from investment which netted a $21.0 million gain after tax. The tax rate for the third quarter of 2000 of 17% was lower than the combined federal and state statutory rate of 40% as a result of the lower foreign tax rate on earnings from the Company's foreign subsidiary that were considered to be permanently reinvested.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At September 30, 2000, the Company had cash and cash equivalents and short-term investments of $210.0 million (of which $119.1 million belongs to Vialta) and working capital of $259.7 million. As of September 30, 2000, the Company had a $15.0 million bank line of credit expiring on October 1, 2001. The line of credit requires the Company to achieve certain financial ratios and operating results. As of September 30, 2000, the Company was in compliance with its borrowing criteria. The line of credit was secured by land and buildings with a net book value of $22.1 million. There were no borrowings under this line of credit as of September 30, 2000.

        In the first nine months of 2000, the Company used $19.7 million in cash from operating activities. This amount included net income of $49.9 million, which includes a gain on the Company's investment in Komodo Technology of $21.0 million after tax. Cash from operating activities also included depreciation and amortization of $15.2 million, charges for in-process research and development of $2.6 million, a minority interest net loss of $6.2 million, an increase in accounts receivable of $44.2 million, an increase in inventory of $21.5 million, an increase in prepaid expenses and other assets of $4.5 million, offset in part by an increase in income taxes payable of $23.9 million of which $14.0 million of income tax payable relates to the Cisco gain.

        In the first nine months of 2000, the Company used $17.8 million in investing activities. The Company invested $4.3 million in net purchase of short-term investments, $3.7 million in business acquisition, $5.1 million in long-term investments, $4.7 million in property and equipment.

        In the first nine months of 2000, net cash provided by financing activities was $26.9 million. The Company's subsidiary, Vialta, received cash for investment in Vialta of $29.2 million from outside investors (including certain affiliates of the Company) for the sale of its Series B Convertible Preferred Stock. The Company received $9.1 million in issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan, the Company used $11.4 million to repurchase shares of its common stock.

        The Company believes that its existing cash and cash equivalents as of September 30, 2000 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $38.0 million of which $8.0 million is to be used by ESS and $30.0 million is to be used by Vialta primarily for the acquisition of capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal year beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. The Company is assessing the effect of FAS 133 on the financial position and results of operations of the Company.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment:
Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.


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

        The Company's existing and potential competitors consist principally of large domestic and international companies that may have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company's competitors also include a number of smaller and emerging companies. The Company's principal audio competitors include Cirrus Logic, Creative Technology and Yamaha. The Company's principal video competitors include C-Cube Microsystems, Winbond, LSI Logic, Zoran and SGS Thomson. The Company's principal modem competitors include Lucent Technologies, PC-TEL, Conexant, 3Com and Texas Instruments.

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

        Each successive generation of microprocessors has provided increased performance, which could result in microprocessors capable of performing multimedia functions. In this regard, Intel Corporation includes MMX Instructions (Multimedia Extensions) in its current generation of microprocessors, which improve the microprocessor's performance for graphics, image processing, and data computation applications. Intel is promoting the processing power of the Pentium-III processor for data and signal intensive functions such as graphics acceleration and other multimedia functions. The microprocessor still requires analog and mixed-signal interface chips, such as ESS-supplied IC products, to complete a multimedia subsystem; but there can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products

        Dependence on the Consumer and PC Markets. During the third quarter of 2000, sales of video semiconductor chips to the video compact disk ("VCD") and digital video disk ("DVD") player market accounted for a majority portion of the Company's revenues. Sales of Consumer audio semi-conductor chips also accounted for a significant portion of the Company's net revenues during Q3 of 2000. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs, DVD or VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Dependence Third Parties Vendors. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by TSMC, which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with UMC, which has manufactured certain of the Company's products since 1995. These relationships provide the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. The Company has secured wafer capacity that it believes will be adequate to meet its growth plans for the next 12 months. In September 1999, Taiwan experienced a series of earthquakes. While the Company did not experience any material effects from these earthquakes, there can be no assurance that any future earthquakes will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. During the third quarter of 2000 and 1999 sales to the Company's top five customers including sales to distributors, accounted for approximately 63% and 56% respectively, of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. During 1997, the Company adopted a policy of deferring revenue recognition on sales of devices to distributors in Hong Kong and Taiwan until devices are sold to the end customers. This has led to increased operational visibility on product moving through the channel. The Company expects that a limited number of customers may account for a substantial portion of the net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

        International Operations. Substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, China, Japan, Korea and Singapore. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

        Uncertainty Regarding Patents and Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of September 30, 2000, the Company had 6 patents granted in the United States, which expire over time, commencing in 2000 and ending in 2015, and 11 corresponding foreign patents. In addition, the Company intends to seek further United States and international patents on its technology. There can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of September 2000, there was pending intellectual property litigation against the Company. The Company or its foundries from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

        The Company currently licenses certain of the technology utilized by the Company in its products, and expects to continue to do so in the future. The Company has in the past granted licenses to certain of its technology, some of which have expired, such licenses have been limited and the Company has not derived material revenues from such licenses in recent periods.

        Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chairman of the Board of Directors and Robert L. Blair, the Company's President. The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. The loss of Mr. Chan, Mr. Blair, key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

        Control by Existing Shareholders. As of September 30, 2000, Fred S.L. Chan, the Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children beneficially owned, in the aggregate, 37% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

        Interest Rate Risks: The Company also invests in short-term investments. Consequently, the Company is exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, the Company invests in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for a sale, and at September 30, 2000, the fair market value of the Company's investments approximated their costs.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On April 27, 1999, the Company and one other defendant were named in a complaint by Dollinger-Fremont Associates in the Superior Court of California, County of Alameda, Case No. H206962-7. The complaint alleges breach of contract in connection with a contract for the sale of certain property to the plaintiff and seeks specific performance requiring the Company to convey the property, as well as damages for lost profits, expenses arising from delay and attorney's fees. On April 21, 2000, the parties reached a settlement of the case, which includes the sale of the land to the plaintiff. The sale of the land will result in a one-time gain for the Company. The parties finalized the settlement agreement in October of 2000.

        On April 9, 1999, the Company filed a complaint in the United States District Court for the Northern District of California, No. C-99 20292RMW, against PC-Tel, Inc., alleging violations of the antitrust laws and other claims relating to PC-Tel's failure to provide a license to the Company covering certain patents that PC-Tel maintains are essential to the manufacture and sale of modems. Among other things, the complaint alleges that through its relationship with an industry standards organization, PC-Tel has an obligation to offer such patents for license to anyone on a reasonable and nondiscriminatory basis, and that it has failed to do this with respect to ESS. On August 7, 2000, PC-Tel filed an answer and counterclaims alleging infringement of such patents, and in an amended counterclaim filed October 4, 2000 it has asserted infringement of three additional patents. The counterclaims seek unspecified damages and include claims of willful infringement. The Company believes that it has adequate defenses to the PC-Tel counterclaims. The case is in the early discovery stage and has not been set for trial.

        On September 15, 2000, the Company was named, along with another respondent, in a complaint filed by PC-Tel with the International Trade Commission, requesting exclusion orders and other relief directed at products imported into the United States which contain the Company's modem products alleged to infringe two of the patents which also have been asserted in the district court action, but which are described by PC-Tel as not essential to the manufacture and sale of modems pursuant to industry standards. On October 18, 2000, the International Trade Commission initiated an investigation into the matter. The action is in the initial stages of discovery, and an initial conference is scheduled for November 13, 2000. the Company believes that it does not infringe any valid claim of either of the patents asserted by PC-Tel.

        Gateway, Inc., a computer company, sued ESS in October 1999. Gateway's suit alleges that an audio chip previously sold by ESS using the name "solo" infringed Gateway's trademark, SOLO, used for laptop computers sold by Gateway. The suit was filed and is pending in the United States District Court for the Northern District of California, case number C-99-4732. The complaint filed by Gateway asserts claims for federal and state trademark infringement and trademark dilution against ESS.

        Before the suit was filed, ESS voluntarily stopped placing the work "solo" on any audio chips manufactured by ESS. Further, ESS modified all existing marketing materials by deleting any reference to "solo."
Notwithstanding these changes by ESS, Gateway filed suit.

        The parties proceeded to a non-binding mediation in June 2000, but no settlement was reached. The matter is in the early stages of discovery. The trial date is October 2001. ESS intends to vigorously defend the litigation and does not believe that any infringement of Gateway's trademarks has occurred.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

   EXHIBIT
   NUMBER                             DESCRIPTION
   --------                           -----------
   27.01                       Financial Data Schedule


(b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ESS TECHNOLOGY, INC. (Registrant)

Date:   November 14, 2000      By:    /s/    Robert L. Blair
                                      ------------------------------------------
                                      Robert L. Blair
                                      President, Chief Executive Officer


Date:   November 14, 2000      By:    /s/    James B. Boyd
                                      ------------------------------------------
                                      James B. Boyd
                                      Chief Financial Officer
                                      and Chief Accounting Officer

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                             DESCRIPTION
   --------                           -----------


   27.01                       Financial Data Schedule