Form 10-K
period 2000-12-31
ESS TECHNOLOGY INC
filed 2001-03-30
CIK 907410

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 22, 2001 ($7.44) as reported on the Nasdaq National Market, was approximately $176,884,936. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 22, 2001, registrant had outstanding 42,611,605 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ESS TECHNOLOGY, INC.

                                 2000 FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    11
Item 3.   Legal Proceedings...........................................    11
Item 4.   Submission of Matters to a Vote of Security Holders.........    12
PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................    14
Item 6.   Selected Financial Data.....................................    15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................    16
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    27
Item 8.   Financial Statements and Supplementary Data.................    28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosures.......................................    53
PART III
Item 10.  Directors and Executive Officers of the Registrant..........    53
Item 11.  Executive Compensation......................................    53
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    53
Item 13.  Certain Relationships and Related Transactions..............    53
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    53
Signatures............................................................    58

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results," in the Management's Discussion and Analysis Section and elsewhere in this report.

                                     PART I

ITEM 1. BUSINESS

     ESS Technology, Inc. and its subsidiaries ("ESS" or the "Company") designs, markets and supports highly integrated mixed-signal semiconductor solutions for multimedia applications in the Internet, personal computer ("PC") and consumer marketplaces. The Company offers comprehensive solutions for networking and Digital Versatile Disk ("DVD"), Internet-related semiconductor, Communications, Video Compact Disk ("VCD")/Super Video Compact Disk ("SVCD"), and PC Audio applications. ESS has established itself as a leading supplier for mixed-signal PC audio solutions, which integrate all essential audio components on a single chip and as a leading supplier of VCD solutions. During 1999, ESS introduced DVD Chipsets for Motion Pictures Experts Group 2 ("MPEG-2"), DVD and MPEG Layer III ("MP3") player for consumer market. ESS has established itself as one of the world's leading VCD, DVD and MP3 chip set supplier. During 2000, ESS began shipping several V.90 modem products for data communications and announced a single-chip controller that offers Modem/Local area network ("LAN") and home networking solutions. For the Internet digital set-top box market, ESS also introduced a single chip DVD and Internet set top box ("STB") processor products. The Company was incorporated in California in 1984 and became a public company in 1995. In April 1999, the Company established a subsidiary, Vialta, Inc. ("Vialta"), which plans to introduce advanced, user-friendly products and applications for the Internet. Vialta products will include multi-media appliances, applications and contents for the Internet. The Vialta Internet appliance is based on ESS's core technologies in digital video, telephony and videophone. Their products are designed to address consumer demand for DVD and MP3 players, videophone and Internet Connectivity in the living room environment. In December 1999, Vialta established a wholly owned subsidiary Vcom Canada Holdings, which operates a branch office in Toronto as a research and development center for Vialta's portal development. As of December 31, 2000, the Company owns 62.1% of Vialta.

     In February 2000, the Company acquired all of the outstanding shares and vested stock options of NetRidium and retained all its employees. At the time of acquisition, NetRidium was a development stage company that develops broadband communication products enabling high-speed networking over existing phone lines in the home.

     The Company and its subsidiaries operate in two reportable business segments: the semiconductor segment and the Internet segment. In the semiconductor segment, the Company designs, develops, supports and manufactures highly integrated mixed-signal semiconductor solutions for multimedia applications in the Internet and PC marketplace, among others. The semiconductor segment offers comprehensive solutions for audio, video and modem applications. There are five product lines in the Company's semiconductor segment: DVD, Internet related semiconductor, Communications, VCD/SVCD, and PC Audio products. In the Internet-segment, the Company plans to develop and market advanced, user-friendly products and applications and content for the Internet.

     The following table summarizes product lines which counted for over 10% of consolidated revenue for years 2000, 1999 and 1998, respectively:

                                                                   PERCENTAGE OF
                                                               CONSOLIDATED REVENUES
                                                                  FOR YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
PC Audio....................................................   36%      48%      60%
VCD/SVCD....................................................   40%      45%      35%
DVD.........................................................   15%       --       --

SEMICONDUCTOR SEGMENT

  DVD Products

     The Company's DVD product provides original equipment manufactured ("OEMs") of DVD players with a programmable single chip processor, which includes MPEG-2 audio/video/system, transport layer decoder and video post-processing. In addition, the MPEG-2 decoder also integrates Dolby Digital, Decode Time Stamp ("DTS") Audio, and Navigation Software for DVD players. These chips are designed for a variety of applications in consumer electronics such as MP3 players, Internet set-top boxes, as well as DVD players.

     ES4318: Single chip programmable DVD processor with integrated system navigation software and direct DVD loader interface. ES4318 supports two channel stereo down mix and MPEG-2 video decoding, and provides on-screen display and transport layer compliance with DVD standard using the integrated system navigation software and a direct DVD loader interface for a smaller form factor and cost-effective design.

     ES4408: Single chip programmable DVD processor with 5.1 channel Dolby Digital outputs. ES4408 incorporates all the features of ES4318 with the support of 5.1 channel Dolby Digital audio.

  Internet Related Semiconductor Products

     ES4228/ES4428: Single chip programmable SVCD/DVD and Internet set-top box processor. ES4228/ ES4428 incorporates the ES4118/ES4318 features with a graphic function and flicker filter algorithm to enhance viewing quality on the television.

     ES4227/ES4427: Analog companion chip. ES4227/ES4427 incorporates features of echo, surround sound, 3-dimensional ("3-D") audio, Television ("TV") encoder with clock generation, audio Digital Analog Converter ("DAC") functions with Hyper Text Mark-up Language ("HTML"), hyperlink and a graphic user interface with a programmable I/O interface to communicate with ES56V modem chipset.

  Communication Products

     Internet-related applications, such as voice e-mail, Internet radio, audio home pages and news-on-demand, are increasing the demand for integrated audio and computer fax/modem functions on the PC. ESS Communication Products enable PC manufacturers to provide fax/modem capabilities to add-on cards and directly onto the motherboards of desktops and notebook PCs.

     ES56-PI, ES56T-PI: V.90 chipsets for data/fax/voice controllerless modem solution. These chipsets are compliant with the V.90 (56 kbps) worldwide modem standard via proprietary software. The ES56T-PI adds Telephone Answering Machine functionality to the ES56-PI.

     ES56CV-PI, ES56CVH-PI: V.90 modem chipset solution plus Pereferal Component Interconnect ("PCI") accelerated 16 or 32 bit stereo audio. ES56CVH-PI combines the ES2818 Modem Analog Front End ("AFE"), ES1918 Audio Coder-Decoder ("CODEC"), and ES1978M/Maestro-2EM into an integrated Audio-Modem solution. ES56CV-PI adds the ES2890 Modem Digital Signal Processor ("DSP") to add DSP acceleration to ES56CVH-PI.

     ES2828 SuperLINK(TM)-M: a single-chip V.90 Modem CODEC (compliant to MC-97 specification) ("MC'97") based Host Signal Processor ("HSP") controllerless modem solution for data/fax/voice applications. ES2828 uses the AC-Link to interface directly with a motherboard corelogic chipset without the need for a dedicated modem DSP.

     ES2838/ES2839 SuperLINK(TM)-M: a single-chip PCI V.90 HSP controllerless modem solution for data/fax/voice applications. ES2838 interfaces with a conventional transformer Data Access Arrangement ("DAA") while ES2839 provides the option to interface with a solid-state DAA.

     ES2841/ES2842 SuperLINK(TM)-MLP: a single-chip PCI 10/100 Ethernet LAN plus
V.90 HSP modem controller for network/data/fax/voice applications. ES2841 interfaces with a solid-state DAA while ES2842 provides the option to interface with a conventional transformer DAA.

     ES2845/ES2846 SuperLINK(TM)-MLP10: a triple-technology single-chip PCI controller device that offers Home Phone Line Networking Alliance ("HPNA") 2.0 home-network interoperability, 10/100 Ethernet LAN network capability, and V.90 HSP modem data/fax/voice connectivity. The ES2845 interfaces to a solid-state DAA while the ES2846 provides the option to interface with a conventional transformer DAA.

  VCD/SVCD Products

     The Company's VCD/SVCD products provide consumer OEMs of VCD and SVCD players with flexible system solutions. The VideoDrive products provide OEMs of VCD players with a single-chip processor, which includes MPEG-1 video, audio and system decoder. They deliver full-screen, full-motion video at 30 frames per second with selectable CD-quality audio that can be combined with memory and video/audio DACs.

     ES3210: Single chip programmable VCD processor which includes MPEG-1 audio/video/system decoder for use in standalone and portable VCD players. ES3210 is a single chip that supports MPEG-1 video decoding and incorporates on-screen display, Karaoke functions, programmable playback control, trick play mode features, an integrated Static Random Access Memory ("SRAM") and remote control interface logic in a smaller form factor, allowing a more compact design.

     ES3880: Single chip programmable VCD processor. ES3880 incorporates ES3210 features and functions with improved video quality.

     ES3883: Analog companion chip. ES3883 provides echo, surround sound, 3D audio, TV encoder with clock generation, audio DAC functions with HTML, hyperlink and a graphic user interface.

     ES4118: Single chip programmable SVCD processor, which includes MPEG-2 video and MPEG-1 audio. The ES4118 incorporates on-screen display, Karaoke functions, programmable playback control, trick play mode features, integrated remote control interface logic and a direct CD loader interface for small form factor and cost effective design.

  PC Audio Products

     The Company's PC Audio Products enable PC manufacturers to provide audio capabilities on add-in sound cards and directly on the motherboards of desktop and notebook computers. The Company has established itself as a leader in integrated audio solutions and counts many of the leading OEMs of PCs and sound cards among its customers. These Audio Products are based on its audio technologies, design methodologies, software and firmware expertise. The Company has developed a proven set of Industry Standard Architecture ("ISA") and PCI product solutions for the PC desktop and notebook markets.

     The PC Audio ISA and PCI product families integrate ESFM(TM), a proprietary Frequency Modulation ("FM") sound synthesis technology that produces superior sound quality by enhancing traditional FM synthesis techniques, with hardware, software and music database technology. ESS also utilizes its proprietary advanced analog and mixed-signal design methodologies, together with its library of audio semiconductor designs, to produce highly integrated mixed-signal audio chips. ESS software technology is bundled as a part of its comprehensive solution and consists of its PC Audio device drivers for Microsoft(R) Windows 2000(R), Windows ME(R), Windows 98(R), Windows 98SE(R), Windows 95(R), Windows NT(R), Windows 3.1(R), IBM OS/2(R)

Warp(R), DirectX(TM) PC games, and audio applications, including the ESS AudioRack(TM) controller, an integrated graphical controller for the entire PC audio system.

  ISA PC Audio Products

     ES692: a wavetable music synthesizer chip. ES692 includes reverb special effects without the need for external Random Access Memory ("RAM"). With its embedded microcontroller, ES692 supports General MIDI, providing for 128 melodic instruments with ability to play back 32 voices of 16-bit data at a sampling rate of 44.1kHz. Music is produced in high fidelity with the realism of a live symphony orchestra. ES692 includes a 1MB wavetable Read Only Memory ("ROM") to provide a complete wavetable solution. This internal ROM provides digitally recorded sound samples of musical instruments.

     ES1869: a single mixed-signal 16-bit stereo audio chip with integrated ESFM synthesizer, plug-and-play, full-duplex operation, Zoom Video support, game support and three-dimensional sound effect. ES1869 integrates digital logic, a microcontroller with audio CODEC that includes ESFM synthesis and other analog functions onto one chip. ES1869 is PC games compatible in Sand Blaster ("SB") and SB Pro modes and is compatible with Microsoft(R) Windows(R) and other operating systems. ES1869 provides full ISA plug-and-play support and includes hardware volume control, 64-step volume control and dual game/joystick port for game support. ES1869 supports full-duplex operation with simultaneous record and playback with two Direct Memory Access ("DMA") channels and contains an I2S interface to support Zoomed Video port for MPEG audio. It also integrates circuitry to produce a three-dimensional sound effect from two speakers.

     ES1879: a single mixed-signal 16-bit stereo audio chip with integrated ESFM synthesizer, plug-and-play, full-duplex operation, Zoomed Video support, telegaming and game support and three-dimensional sound effect. ES1879 combines the features of ES1878 with I2S interface for Zoomed Video support, as well as circuitry to produce 3-D sound effect from two speakers. ES1879 provides full plug-and-play support and provides an interface to a docking station unit.

  PCI PC Audio Products

     ES1918: PCI audio CODEC. ES1918 is a single mixed-signal AC '97 CODEC and mixer for a digital audio controller. ES1918 meets PC '99 and Audio CODEC '97 Rev. 1.03 specifications.

     ES1920: PCI audio CODEC. ES1920 is a single mixed-signal AC '97 CODEC and mixer for a digital audio controller. ES1920 meets PC '99 and Audio CODEC '97 Rev. 2.0 specifications.

     ES1921: PCI audio CODEC. ES1921 is a single mixed-signal AC '97 CODEC and mixer for a digital audio controller. ES1921 meets PC '99 and Audio CODEC '97 Rev. 2.1 specifications.

     ES1938: a PCI single mixed-signal audio chip. ES1938 provides a single chip PCI audio solution providing high-quality audio processing while maintaining full legacy Disk Operating System ("DOS") game compatibility. ES1938 has 16-bit stereo with 7 channel record and playback mixers and an integrated 3-D sound effects processor.

     ES1946: a PCI single mixed-signal audio chip with I2S interface. ES1946 combines the features of ES1938 with I2S interface for Zoomed Video port audio and 3.3 Volt digital supply operation.

     ES1948: a PCI digital audio accelerator. ES1948 provides enhanced audio, utilizing the additional bandwidth provided by the PCI bus and taking advantage of the Intel AC-97 architecture. ES1948 implements positional 3-D and 64 channel hardware wavetable using system memory to dramatically improve the multimedia gaming experience. ES1948 uses ESS proprietary technology called Time Division Multiplex Access to provide legacy compatibility for DOS games, which is a requirement for multimedia PCs.

     ES1968: a PCI digital audio accelerator. ES1968 provides enhanced audio, utilizing the additional bandwidth provided by the PCI bus and taking advantage of the Intel AC-97 architecture. ES1968 implements positional 3-D using CRL's Digital Ear(TM) and Sensaura(TM) 3-D audio technology to dramatically improve the multimedia gaming experience. ES1968 implements 64 channel hardware wavetable using system memory to reduce size, cost and host utilization while increasing sound quality for Music Instrument Digital

Interface ("MIDI"). ES1968 utilizes ACPI and small form factor to enable low power designs for notebooks and motherboards. ES1968 also uses ESS proprietary technology, Transparent Direct Memory Access to provide legacy compatibility for DOS games, a requirement for multimedia PCs.

     ES1968M: a PCI audio/modem combo solution. ES1968M provides the features of ES1968 with a parallel modem interface to a modem DSP processor.

     ES1978: a PCI digital audio accelerator. ES1978 provides the features of ES1968 with an Electronically Erasable Programmable Read Only Memory ("EEPROM") interface for system configuration and Sony/Phillips Digital Interface ("S/PDIF") output for interface to consumer stereo equipment.

     ES1978M: a PCI audio/modem combo solution. ES1978M provides the features of ES1978 in a 144-pin Thin Quad Flat Pack ("TQPF") package with a parallel modem interface to a modem DSP processor.

     ES1980: ES1980 takes ES1978 design, eliminates the internal Wave Processor block (which transfers the wavetable music synthesis to the host microprocessor), implements a faster internal DSP processor, and adds a second AC link interface for audio-modem combination solutions.

     ES1983: ES1983 provides the features of ES1980, plus adds a bi-directional S/PDIF port for consumer electronics interface and Notebook/Docking Station interface.

     ES1989: a PCI single mixed-signal audio chip. ES1989 provides a single-chip PCI audio solution, containing ES1980 digital audio processor plus an integrated 16-bit audio CODEC, and provides legacy compatibility for DOS games.

     ES1988: a PCI single mixed-signal audio chip. ES1988 provides the features of ES1989, plus I2S, input port for Zoomed Video port plus a second AC link for Notebook/Docking interface.

     ES1930: a PCI single mixed-signal audio chip. ES1930 provides the features of ES1989 less joystick interface and less AC-link.

     Canyon3D(TM): a high-performance audio chipset for multi-speaker PC Audio configurations, especially for 4.1-speaker game audio and 5.1-speaker DVD audio configurations. Canyon3D consists of ES1970-3D and ES1921 ESS products, plus associated support chips supplied by third parties.

     Canyon3D(TM)2: a single-chip high-performance audio accelerator for multispeaker PC Audio configurations, such as 4.1-speaker game audio and 5.1-speaker DVD audio configurations. Canyon3D(TM)2 uses ES1992 chip with an integrated quad-DAC AC-97 CODEC to immerse the listener in an extreme 3-D-audio experience.

INTERNET SEGMENT

  Vialta Internet Products

     Vialta intends for its products to include home entertainment appliances, media content portal, and Internet services. Vialta intends for its products to provide an Internet experience that is personal, entertaining and user-friendly. These products are currently in their development stage.

CUSTOMERS

     The Company sells its products principally to OEMs of PCs, PC-related add-in boards and consumer electronics systems. The Company sells its product through a direct sales force, distributors and manufacturer representatives. The following table shows representative customers worldwide:

   HONG KONG       UNITED STATES    TAIWAN     JAPAN(1)        ROW
   ---------       -------------    ------     --------        ---
Digital AV(3)     Broadxent        Acer       Aiwa        Daewoo
Dynax(2)          Compaq           Alpha-top  Fujitsu     Jabil Circuit
Pineview          Hewlett-Packard  Asustek    Hitachi     LG Electronics
Vnet              IBM              Clevo      Kenwood     Netgem
                  Solectron        Compal     Matsushita  Pace
                  Tatung Telecom   FIC        NEC         Philips
                                   GVC        Sanyo       Samsung
                                   Inventec   Sharp
                                   Labway     Sony
                                   Mitac      Toshiba
                                   Quanta
                                   Twinhead
                                   Weikeng(2)

---------------
(1) Sales in Japan are made through a distributor.

(2) Distributors of the Company.

(3) Formerly Shinco.

     A limited number of customers have accounted for a substantial portion of the Company's net revenues. In 2000, 1999 and 1998 sales to the Company's top five customers, including sales to distributors, accounted for approximately 56%, 53% and 54% respectively, of the Company's net revenues. In 2000, Dynax and Digital AV accounted for approximately 34% and 10% respectively of the Company's net revenues. In 1999, Dynax and Shinco accounted for approximately 22% and 13% of the Company's net revenues. In 1998, Dynax and Shinco accounted for approximately 16% and 15% of the Company's net revenues. The Company expects that a limited number of customers may account for a substantial portion of the net revenues for the foreseeable future.

SALES AND MARKETING

     The Company sells and markets to leading PC and consumer OEM's worldwide. The Company markets its products through its direct sales force, distributors and manufacturer representatives.

     International sales comprised approximately 93%, 95% and 92% in 2000, 1999 and 1998, respectively of the Company's net revenues. The Company's international revenues in 2000, 1999 and 1998 have been derived primarily from Asian customers who manufacture PCs, PC-related add-on boards and OEM's of VCD, SVCD and DVD players. Suppliers in Asia manufacture a large percentage of the worldwide supply of these products. ESS has direct sales personnel and technical staff located in Hong Kong and Taiwan. A significant portion of the Company's Asian sales has been to customers located in Hong Kong and Taiwan. See "Factors That May Affect Future Results -- International Operations." The Company's products are also sold internationally through distributors and manufacturer representatives located in Japan, China, Korea, Singapore, Germany and India. The Company's manufacturer representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. In addition, certain of the Company's manufacturer representatives, distributors and customers typically have certain rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected prices changes. See "Factors That May Affect Future Results -- Customer Concentration."

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

RESEARCH AND DEVELOPMENT

     In order to compete successfully, the Company believes that it must continually design, develop and introduce new products that take advantage of market opportunities and address emerging technical standards. The Company's strategy is to leverage its base of design expertise, analog, digital and mixed-signal design capabilities and process technologies, and software and systems expertise to develop audio, communication and video solutions for the Internet, PC and consumer marketplace. ESS has in the past acquired and in the future will consider acquiring technology and product lines to enhance its own product offerings and to accelerate its time-to-market. The Company intends to continue to provide comprehensive multimedia solutions for its customers by developing state-of-the-art semiconductor chips, device drivers, firmware, and application software in its chosen markets.

     The Company utilizes a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high level design description language. The Company invests regularly in new advanced equipment and software tools and intends to maintain and enhance its library of core cells.

     At February 22, 2001, ESS including its subsidiary, Vialta, had a staff of approximately 296 research and development personnel, 196 in the United States, 21 in Asia and 79 in Canada. In addition, ESS has engaged outside developers to develop certain technologies to the Company's specifications and intends to continue to utilize outside developers in the future. During 2000, 1999 and 1998 the Company spent approximately $47.2 million, $37.4 million and $30.5 million respectively, on research and development activities, excluding a one-time pre and post-tax charge of $2.6 million related to acquired research and development in-process from the acquisition of NetRidium Communications, Inc. ("NetRidium") in the first quarter of 2000. In February 2000, the Company acquired all of the outstanding shares and vested stock options of NetRidium and retained all its employees. At the time of acquisition, NetRidium was a development stage company that develops broadband communication products enabling high-speed networking over existing phone lines in the home.

     In April 1999, the Company established a subsidiary, Vialta, that develops and plans to market advanced, user-friendly products and applications for the Internet. The Company currently owns 62.1% of Vialta. At February 22, 2001, Vialta had a staff of 131 in research and development, including 53 in the United States, 71 in Canada and 7 in Hong Kong. During 2000, and 1999 Vialta spent approximately $19.6 million and $1.4 million respectively, on research and development activities. In October 1999, Vialta entered into an agreement with EnReach Technology for the acquisition of EnReach website software. As part of the agreement, eight contract engineers were transferred from EnReach's Canadian office to Vialta as regular fulltime employees. In December 1999, Vialta established a wholly owned subsidiary Vcom Canada Holdings, which operates a branch office in Toronto as a research and development center for Vialta portal development.

     The Company may continue to use cash and equity to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

MANUFACTURING

     The Company contracts with independent foundries and assembly and test service providers to manufacture all of its products. This manufacturing strategy enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. Semiconductor manufacturing consists of foundry activity where wafer fabrication takes place, and assembly and test activities. Two independent foundries that use advanced manufacturing technologies perform wafer fabrication. A substantial majority of the Company's products are manufactured by Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), which has manufactured certain of the Company's products since 1989. The Company also has a foundry arrangement with United Microelectronics Corporation ("UMC") in Taiwan. Most of the Company's devices are currently fabricated using both mixed-signal and logic CMOS 0.35 to 0.25 micron process technologies.

     The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs and to produce products of acceptable quality and with acceptable manufacturing yields in a timely manner. These foundries fabricate products for other companies and manufacture products of their own design. In November 1995, the Company entered into long-term agreements with TSMC and UMC. Under the TSMC Agreement, in exchange for TSMC's increased wafer capacity commitments, the Company committed to pay approximately $32 million during 1996 and 1997 as deposits for wafers through 1999. The cash requirements associated with this agreement were two $16 million payments due June 30, 1996 and 1997. The Company issued two promissory notes totaling $32 million securing these payments, which were cancelled subsequent to the payments in 1996 and 1997. The payments were applied in full to offset wafers purchased from 1996 to 1999. In December 2000, the Company secured wafer capacity that it believes will be adequate to meet its forecast for the next 12 months.

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

     All of the Company's semiconductor products are assembled and tested by third-party vendors, primarily Advanced Semiconductor Engineering, OSE, and Sampo Semiconductor in Taiwan. The Company has internally designed and developed its own test software and certain test equipment, which are provided to the Company's test vendors. Shortages of raw materials or disruptions in the provision of services by the Company's assembly vendors could lead to supply constraints or delays in the delivery of the Company's products. Such constraints or delays might result in the loss of customers, limitations or reductions in the Company's revenues or other material adverse effects on the Company's business, financial condition and results of operations. The Company's reliance on third-party assembly and testing vendors involves a number of other risks, including reduced control over delivery schedules, quality assurance and costs. The inability of such third parties to deliver products of acceptable quality and in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Dependence on TSMC and Other Third Parties" and "-- International Operations."

BACKLOG

     Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised to reflect changes in the customer's needs. Accordingly, while the dollar amount of backlog orders is not firm, we believe that our backlog at any given time is not a meaningful indicator of future revenues.

COMPETITION

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price reductions and rapid product obsolescence. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have more frequent opportunities to achieve design wins in next-generation systems. The Company currently competes with add-on card suppliers and other semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be at lower costs or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the average selling prices ("ASPs") and margins of the Company's products. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for the Company's products are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected. See "Factors That May Affect Future Results -- Potential Fluctuations in Operating Results."

     The Company's existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company's competitors also include a number of smaller and emerging companies. The Company's principal PC audio competitors include Cirrus Logic, Creative Technology and Yamaha. The Company's principal video (including VCD/SVCD and
DVD) competitors include C-Cube Microsystems, Winbond, LSI Logic, National Semiconductor, Zoran and SGS Thomson. The Company's principal communication competitors include Lucent Technologies, PC-Tel, Conexant, 3Com and Texas Instruments. The Company's principal Internet-related semiconductor competitors include National Semiconductor, Zoran and LuxSonor.

     Certain of the Company's current and potential competitors maintain their own semiconductor fabrication facilities and may therefore benefit from certain capacity, cost and technical advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new multimedia standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     Each successive generation of microprocessors has provided increased performance, which could result in microprocessors capable of performing multimedia functions. In this regard, Intel Corporation includes MMX Instructions (Multimedia Extensions) in its current generation of microprocessors, which improve the microprocessor's performance for graphics, image processing and data computation applications. Intel is promoting the processing power of the Pentium-III processor for data and signal intensive functions such as graphics acceleration and other multimedia functions. The microprocessor still requires analog and mixed-signal interface chips, such as ESS-supplied IC products, to complete a multimedia subsystem, however there can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products. See "Factors That May Affect Future Results -- Importance of New Products and Technological Changes."

     The markets in which Vialta will compete are intensely competitive and are characterized by rapid technological change. The consumer electronics markets in which Vialta expects to compete are often marked by price reductions and rapid product obsolescence. The principal competitive factors in our primary markets are product performance, ease of use and functionality, availability and quality of content, name recognition and pricing.

PATENTS AND PROPRIETARY RIGHTS

     The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of December 31, 2000, the Company had 14 patents granted in the United States, two patents expired in the year 2000, and the rest are going to expire over time commencing in 2001 and ending in 2019. In addition the Company has 13 corresponding foreign patents, two of which expired in the year 2000. The Company has several patent applications pending and has a continuous program and intent to seek further United States and international patents on its technology whenever possible. However, there can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of December 31, 2000, there were several pending intellectual property litigation against the Company for which the Company believes it has adequate reserves. (See Item 3. Legal Proceedings) However, the Company or the independent foundries used by the Company may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the independent foundries used by the Company of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

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

EMPLOYEES

     As of February 22, 2001, the Company excluding its subsidiary Vialta had approximately 436 full-time employees, including 165 in research and development, 151 in marketing, sales and support, and 120 in operations, finance and administration. The Company's subsidiary Vialta had approximately 213 employees, including 131 in research and development, 30 in marketing, sales and support, and 31 in operations, finance and administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled semiconductor design personnel and software engineers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage.

     The loss of the services of key personnel could have a material adverse effect on the Company's business. The Company is currently seeking certain additional engineering, marketing and management personnel. The Company's success in the future will depend in part on the successful retention of existing key personnel and the successful assimilation of new personnel. The Company also obtains assistance from customers whose engineers participate in development programs with the Company. The continuing availability of such support is dependent upon a number of factors, including relationships with customers and the ability of such engineers, many of who are foreign residents, to obtain immigration visas. The competition for key personnel, particularly engineering personnel, is intense and the loss of such personnel could have a material adverse effect on the Company. See "Factors That May Affect Future Results -- Dependence on Key Personnel."

ITEM 2. PROPERTIES

     At the end of 1995 ESS purchased 16 acres of land in Fremont, California. By the end of 1996, the Company completed and occupied a two-story, 93,000 square-foot headquarters. In 1998, the Company completed construction of a 77,000 square-foot building to support headcount growth, which is now being occupied by Vialta. In addition an 11,000 square-foot dormitory was completed in 1998 to house visitors and guest workers. In October 2000, the Company sold 4.32 acres of un-used land in Fremont, California. The Company also maintains leased office space in various locations. The Company believes that its existing facilities and equipment are adequate to meet its current requirements. See "Notes to Consolidated Financial Statements -- 9. Commitments and Contingencies."

ITEM 3. LEGAL PROCEEDINGS

     On April 27, 1999, Dollinger-Fremont Associates named the Company and one other defendant in a complaint in the Superior Court of California, County of Alameda, Case No. H206962-7. The complaint alleges breach of contract in connection with a contract for the sale of certain property to the plaintiff and seeks specific performance requiring the Company to convey the property, as well as damages for lost profits, expenses arising from delay and attorney's fees. On April 21, 2000, the parties reached a settlement of the case, which includes the sale of the land to the plaintiff. The sale of the land resulted in a one-time gain for the Company. The parties finalized the settlement agreement in October of 2000.

     On April 9, 1999, the Company filed a complaint in the United States District Court for the Northern District of California, No. C-99 20292 RMW, against PC-Tel, Inc., alleging violations of the antitrust laws and other claims relating to PC-Tel's failure to provide a license to the Company covering certain patents that PC-Tel maintains are essential to the manufacture and sale of modems. Among other things, the complaint alleges that through its relationship with an industry standards organization, PC-Tel has an obligation to offer such patents for license to anyone on a reasonable and non-discriminating basis, and that it has failed to do this with respect to ESS. On August 7, 2000, PC-Tel filed an answer and cross-complaint alleging infringement of such patents, and in an amended cross-complaint filed October 4, 2000 it has asserted infringement of three additional patents. The cross-complaints seek unspecified damages and include claims of willful infringement. The Company believes that it has adequate defenses to the PC-Tel counterclaims. The case is in the early discovery stage and has not been set for trial.

     On September 15, 2000, the Company was named, along with another respondent, in a complaint filed by PC-Tel with the International Trade Commission, requesting exclusion orders and other relief directed at products imported into the United States which contain the Company's modem products alleged to infringe two of the patents which also have been asserted in the district court action, but which are described by PC-Tel as not essential to the manufactured and sale of modems pursuant to industry standards. On October 18, 2000, the International Trade Commission initiated an investigation into the matter. The action is in the final stages of discovery, there is a third Settlement Conference scheduled for May 18, 2001, and a trial date set for May 30, 2001. The Company believes that it does not infringe any valid claim of either of the patents asserted by PC-Tel.

     In October of 1999, Gateway, Inc. filed suit against the Company in United States District Court for the Northern District of California, alleging that the name "SOLO" designating one of the Companies computer chips infringed on a Gateway registered trademark used for their laptop computers. Prior to the suit being filed, the Company voluntarily removed from all of its products and materials any references to the trademark, however Gateway proceeded with filing the action. The complaint filed by Gateway asserted claims for federal and state trademark infringement and trademark dilution against the Company. The parties attended a non-binding mediation in June 2000 however no settlement was reached. This matter is in pretrial discovery with a trial date set for October 2001. The Company believes no infringement has occurred and will vigorously defend the litigation. The Company is engaged in settlement negotiations.

     On December 8, 1999, the Company filed an action against Grubb & Ellis Company, David Fukuda, and Thomas B. Taylor in the Superior Court for the County of Alameda, State of California, Case Number H210698-6, asserting claims for negligence, breach of fiduciary duty, and equitable indemnity in connection with the defendants' conduct as real estate brokers for the Company. On April 5, 2000, Grubb & Ellis filed a counterclaim for breach of contract, contribution, indemnity and declaratory relief, seeking payment of real estate commissions. In December of 2000, the parties negotiated and entered into a comprehensive settlement agreement providing for payment of reduced commissions to Grubb & Ellis and mutual releases of the other parties. Performance of the settlement agreement has been completed by all parties, and dismissals to the complaint and counterclaim were filed on January 25, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's current executive officers:

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
Fred S.L. Chan............................  54     Chairman of the Board of Directors of the Company,
                                                   President, Chief Executive Officer and Chairman of
                                                   the Board of Directors of Vialta
Robert L. Blair...........................  53     President, Chief Executive Officer and Director
James B. Boyd.............................  48     Chief Financial Officer, Chief Accounting Officer
                                                   and Assistant Secretary
Frank Effler Jr. .........................  54     Vice President of Worldwide Sales
William K. Wong...........................  53     Vice President of Marketing

     The following provides certain additional information regarding the Company's current executive officers:

     Mr. Chan has been Chairman of the Board of Directors of the Company since October 1992 and has been President, Chief Executive Office and Chairman of the Board of Directors for Vialta since September 1999. Mr. Chan joined the Company in November 1985 as President and served as such until October 1996 and then began to serve as President again from February 1997 to September 1999. Mr. Chan has been a director since January 1986. He was appointed Chairman of the Board of Directors in October 1992 and Chief Executive Officer in June 1994 and served as Chief Executive Officer until September 1999. Mr. Chan served as Secretary of the Company from October 1992 to August 1995 and its Chief Financial Officer from October 1992 to May 1995. From 1984 to 1985, Mr. Chan was founder, President and Chief Executive Officer of AC Design, Inc., a VLSI chip design center providing CAD, engineering and design services. From 1982 to 1984, he was co-founder, President and Chief Executive Officer of CADCAM Technology, Inc., a company in the business of CAE systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii. Mr. Chan is the husband of Annie
M. H. Chan, a director of the Company.

     Mr. Blair has been President and Chief Executive Officer since September 1999. Mr. Blair was elected as director in October 1999. Mr. Blair served as Executive Vice President, Operations of the Company from April 1997 to September 1999. From December 1994 to March 1997, he was Vice President of Operations of the Company. From December 1991 to November 1994, he was Senior Vice President Operations (Software Packaging & Printing Division) of Logistix Corporation, a software turnkey company, and from 1989 to November 1991, he was Vice President and co-owner of Rock Canyon Investments, a real estate development-planning firm in California. From 1986 to 1989, he held various positions at Xidex Corporation, a computer diskette manufacturer, including President/General Manager, at XEMAG, a division of Xidex Corporation. From 1973 to 1986 he was Vice President, High Reliability Operations at Precision Monolithics, Inc.

     Mr. Boyd was appointed Chief Financial Officer and Chief Accounting Officer in August 2000. Mr. Boyd was also elected as Assistant Secretary in August 2000. Prior to joining ESS, Mr. Boyd served from March 1998 until July 2000 as Chief Financial Officer of Gatefield Corporation, a Fremont-based manufacturer of field programmable electronic circuits used in PC's and consumer electronics. From August of 1997 until January of 1998 he was Chief Financial Officer of AirMedia, a developer of wireless communications software and from March of 1996 until August of 1997 he was Corporate Controller at Farallon Communications. He has also held senior management positions with Fritz Companies, GTE Sprint Communications and Southern Pacific Companies. Mr. Boyd holds a B.S. degree in accounting and an MBA in finance from the University of Wisconsin -- Madison, and a J.D. from Golden Gate University.

     Mr. Effler Jr. was promoted to Vice President of Worldwide Sales in January 2001. Mr. Effler Jr. was Vice President, Sales and Marketing -- PC Products of the Company from April 1998 until January 2001. From October 1993 to March 1998, he was Director of Sales and Marketing, Flat Panel Display Division at Hitachi America, Ltd. From April 1992 to September 1993, he was Area Sales Manager of the western United States at Hitachi America Ltd. From 1988 to 1992, he was a regional sales manager for Toshiba

America Electronic Components. Mr. Effler holds a B.A. degree from California State University at Northridge.

     Mr. Wong was appointed Vice President of Marketing in January 2001. From April 2000 to January 2001, he was Vice President of Marketing at Synaptics. From April 1998 to April 2000, he was the Vice President of Marketing at Sigma Designs. From April 1995 to April 1998, he served as Director of Asia Pacific Business Development at National Semiconductor. From April 1993 to April 1995, he was the Vice President of Marketing at Diamond Multimedia Systems. From April 1975 to April 1993, Mr. Wong held senior engineering, marketing and management positions with Intel Corporation. Mr. Wong holds a B.S. degree in Electrical Engineering and Computer Science from University of California-Berkeley, and a M.S. in Electrical Engineering and Computer Science as well as an MBA from Santa Clara University.

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

                                                              HIGH    LOW
                                                              ----    ---
FISCAL 1999:
  First Quarter ended March 31, 1999........................  8 1/16  4 15/16
  Second Quarter ended June 30, 1999........................  13 7/16 5 3/32
  Third Quarter ended September 30, 1999....................  15 7/8  11 1/8
  Fourth Quarter ended December 31, 1999....................  23 1/16 12 1/8
FISCAL 2000:
  First Quarter ended March 31, 2000........................   25     15
  Second Quarter ended June 30, 2000........................  16 7/8  10 3/4
  Third Quarter ended September 30, 2000....................  18 5/16 13 3/16
  Fourth Quarter ended December 31, 2000....................  16 1/2  4 31/32

     As of February 22, 2001, there were approximately 218 record holders of the Company's Common Stock. Since most shareholders are listed under their brokerage firm's names, the actual number of shareholders is higher.

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

DIVIDEND POLICY

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

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues................................  $303,436   $310,651   $218,252   $249,517   $226,455
Cost of revenues............................   192,452    191,529    182,417    171,859    106,818
                                              --------   --------   --------   --------   --------
  Gross profit..............................   110,984    119,122     35,835     77,658    119,637
Operating expenses:
  Research and development..................    47,229     37,383     30,529     29,471     20,270
  In-process research and development.......     2,625         --         --     22,200     30,355
  Selling, general and administrative.......    46,123     39,735     36,289     25,198     16,814
                                              --------   --------   --------   --------   --------
Operating income (loss).....................    15,007     42,004    (30,983)       789     52,198
Nonoperating income, net....................    47,816      5,178      1,478      2,183      3,241
                                              --------   --------   --------   --------   --------
Income (loss) before income taxes...........    62,823     47,182    (29,505)     2,972     55,439
Provision for (benefit from) income taxes...    22,946      7,077     (1,489)    13,838     33,813
                                              --------   --------   --------   --------   --------
Net income (loss) before minority
  interest..................................    39,877     40,105    (28,016)   (10,866)    21,626
Loss attributable to minority interest......    (8,429)        --         --         --         --
                                              --------   --------   --------   --------   --------
Net income (loss)...........................  $ 48,306   $ 40,105   $(28,016)  $(10,866)  $ 21,626
                                              ========   ========   ========   ========   ========
Net income (loss) per share:
  Basic.....................................  $   1.14   $   0.99   $  (0.68)  $  (0.27)  $   0.57
                                              ========   ========   ========   ========   ========
  Diluted(1)................................  $   1.05   $   0.88   $  (0.68)  $  (0.27)  $   0.52
                                              ========   ========   ========   ========   ========
Shares used in calculating net income (loss)
  per share:
  Basic.....................................    42,548     40,640     40,955     39,593     37,702
                                              ========   ========   ========   ========   ========
  Diluted(1)................................    45,943     45,625     40,955     39,593     41,588
                                              ========   ========   ========   ========   ========

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA(2):
Cash, cash equivalents and short-term
  investments -- ESS........................  $ 58,838   $ 68,687   $ 82,471   $ 42,284   $ 69,204
Cash, cash equivalents and short-term
  investments -- Vialta.....................   136,490    112,844         --         --         --
Working capital.............................   248,015    197,148     81,124     74,238     65,207
Total assets................................   400,964    320,513    214,645    231,654    211,985
Long-term debt, less current portion........        --         --         --         --         --
Minority interest in Vialta.................    73,629     52,860         --         --         --
Total shareholders' equity..................  $211,429   $183,579   $142,072   $171,107   $143,176

---------------
(1) See Note 6 of Notes to Consolidated Financial Statements for an explanation of shares used in calculating net income (loss) per share -- diluted.

(2) Certain reclassifications have been made in prior year balance sheets to conform to the 2000 presentation.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results," as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's Securities and Exchange Commission filings.

OVERVIEW

     ESS designs, develops, manufactures and markets highly integrated mixed-signal semiconductor products including digital video, audio and communications chips for sale to the Internet, PC and consumer marketplace. In April 1999, the Company established a subsidiary, Vialta, which designs and plans to manufacture and market advanced, user-friendly products and applications for the living room environment. ESS holds 62.1% of the outstanding capital stock of Vialta on a fully diluted basis as of December 31, 2000. In 2000, ESS had revenues totaling $303.4 million, a 2% decrease from the 1999 total of $310.7 million and a 39% increase from the 1998 total of $218.3 million. Net income (including $35.0 million pretax gain on sale of investments) increased to $48.3 million in 2000 from a net income of $40.1 million in 1999, which compares to a net loss of $28.0 million in 1998. The gross margin for 2000 was 36.6%. The decrease in gross margin compared to 1999 was primarily due to an increase in ESS's inventory reserves. The gross margin for 1999 was 38.3%, reflecting favorable product mix and manufacturing cost reductions, offset in part by decreased average selling price due to price competition. The gross margin in 1998 was 16.4%.

     In February 2000, the Company acquired all of the outstanding shares and vested stock options of NetRidium for $5.3 million in cash. NetRidium is a development stage company, which develops broadband communication products enabling high-speed networking over existing phone lines in the home. The acquisition was recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisition have been included from date of acquisition. See "Notes to Consolidated Financial Statements -- Note 11 Acquisitions and Related Charges."

     The Company is one of the leaders in semiconductor products for the VCD, DVD and MP3 player marketplace. In 1997, the Company introduced its first MPEG-2 video chip solution, a fully programmable, single-chip processor that incorporates the additional features needed for consumer electronics applications such as DVD players, set-top boxes, multimedia PCs and home entertainment units.

     The Company is a strong competitor in semiconductor products for the communications marketplace. The Communication Products for the Internet and other modem markets were developed following the Company's first quarter of 1996 acquisition of OSEE. In 1997, the Company began shipment of V.34bis modem solutions and introduced the V.90 56K modem solutions. The Company is currently shipping both V.34bis and V.90 56K modem solutions.

     The Company is one of the leaders in semiconductor audio products for the PC marketplace. ESS' PC Audio Products enable PC manufacturers to provide audio capabilities on add-on sound cards and directly on the motherboards of desktop and notebook computers. The Company has established itself as a leader in integrated audio solutions and counts many of the leading manufacturers of PCs and sound cards among its customers.

     The Company has not experienced any material impact of inflation in the past. There can be no assurance, however, that any future inflation would not have any adverse impact on its net sales, revenue and income from operations.

     At the end of 1995, the Company purchased 16 acres of land in Fremont, California. By the end of 1996, the Company completed and occupied a two-story, 93,000 square-foot headquarters. In 1998, the Company completed construction of a 77,000 square-foot building to support headcount growth, which is now being occupied by the Company's majority owned subsidiary Vialta. An 11,000 square-foot dormitory was also completed during 1998. In October 2000, the Company sold 4.32 acres of un-used land in Fremont, California.

     During the fourth quarter of 1997, the Company established a wholly owned foreign subsidiary in the Cayman Islands, British West Indies and transferred a substantial portion of its business operations to it. In April 1999, the Company established a subsidiary, Vialta, that plans to introduce advanced, user-friendly products and applications for the Internet. Vialta completed its equity financing generating a total of $144.2 million. ESS contributed $62.1 million cash in the Vialta equity offering and acquired a 62.1% ownership in Vialta as of December 31, 2000.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net revenues................................................  100.0%    100.0%    100.0%
Cost of revenues............................................   63.4      61.7      83.6
                                                              -----     -----     -----
  Gross margin..............................................   36.6      38.3      16.4
Operating expenses:
  Research and development..................................   15.6      12.0      14.0
  In-process research and development.......................    0.9       0.0       0.0
  Selling, general and administrative.......................   15.2      12.8      16.6
                                                              -----     -----     -----
Operating income (loss).....................................    4.9      13.5     (14.2)
Nonoperating income, net....................................   15.8       1.7       0.7
                                                              -----     -----     -----
Income (loss) before income taxes...........................   20.7      15.2     (13.5)
Provision for (benefit from) income taxes...................    7.6       2.3      (0.7)
                                                              -----     -----     -----
Net income (loss) before minority interest..................   13.1      12.9     (12.8)
Loss attributable to minority interest......................   (2.8)      0.0       0.0
                                                              -----     -----     -----
Net income (loss)...........................................   15.9%     12.9%    (12.8)%
                                                              =====     =====     =====

     Net Revenues. Net revenues were $303.4 million, $310.7 million and $218.3 million in 2000, 1999 and 1998, respectively. Net revenues decreased 2% between 2000 and 1999 primarily due to the softness in the PC marketplace and a decrease in ASP in the audio markets. In 2000, the Company's communication and video business grew while PC audio business declined; the Company expects these trends to continue. Company's majority owned subsidiary Vialta did not record any revenue in 2000, since its products are still in the development stage. Net revenues increased 42% between 1999 and 1998 primarily from increased video sales. The Company's video sales accounted for a majority and the Company's PC audio sales accounted for a significant portion of the Company's net revenue in 2000. The Company's video sales and PC audio sales accounted for a significant portion of the Company's net revenues in 1999. The Company's PC audio products accounted for a majority of the Company's net revenues in 1998. International revenues accounted for approximately 93%, 95%, and 92% of net revenues for 2000, 1999 and 1998, respectively. The Company's net revenues are denominated in U.S. dollars. The Company expects that its percentage of international sales will remain high in the future.

     For the first time, the Company had a stronger third quarter than fourth quarter in the digital video products. The shift resulted from many of the Company's China OEMs (The Company's products are sold through Company's distributors.) now building the majority of their products for export, and thus the worldwide Christmas season demand has made the third quarter the Company's largest revenue quarter as opposed to the later demand typical in China based on the Chinese New Year season during the fourth quarter. The Company expects this trend to continue as more of its products are exported out of China to worldwide customers.

     Gross Margin. Gross profit was $111.0 million, $119.1 million and $35.8 million in 2000, 1999 and 1998, respectively, representing corresponding gross margins of 36.6%, 38.3% and 16.4% of net revenues for such years. The decrease in gross margin from 1999 to 2000 was primarily due to an increase of $8.9 million in inventory reserves in 2000. During the quarters ended September 30, 2000 and December 31, 2000, the Company purchased inventory based on the Company's original sales forecast and the Company's intent to build up inventory on key products from its foundries due to a forecasted tight wafer capacity. However, during the quarter ended December 31, 2000, the overall market for PC Audio products declined significantly, and, as a result, the demand for these products did not meet the Company's forecasts. On a pro-forma basis, before recognition of the additional $8.9 million inventory reserve, the gross margin would have been 39.5% for 2000 compared to 38.3% for 1999. On the pro-forma basis, the increase in gross margin from 1999 to 2000 was primarily due to favorable product mix partially offset by reduced ASPs. The increase in gross margin from 1998 to 1999 was the result of favorable product mix and reduced manufacturing cost partially offset by reduced ASPs. The Company's overall gross margin is subject to change due to various factors, including among others, competitive product pricing, unit volumes shipped, new product introductions, yields, wafer costs, assembly costs, and product mix as well as the Company's ability to forecast demand accurately. The Company has encountered increased competition from other suppliers who are offering competitive products and new features. In addition, the Company expects the overall ASPs for its existing products to decline significantly over the life of the products. The Company believes that in order to maintain or increase gross margin, it must achieve higher unit volume shipments, reduce costs, add new features and introduce new products. However, no assurance can be given that the Company will be able to ship higher volumes, reduce costs, add new features or introduce new products that will gain market acceptance.

     Research and Development Expenses. On-going research and development expenses were $47.2 million, $37.4 million and $30.5 million or 15.6%, 12.0% and 14.0% of net revenues, in 2000, 1999 and 1998, respectively. Year 2000 operating expenses included an additional $2.6 million for in-process research and development due to the purchase of NetRidium. The increase in research and development expenses from 1999 to 2000 was primarily due to Vialta's growth. Vialta incurred $19.6 million of the above research and development expenses in 2000, compared to $1.4 million in 1999. Vialta's increase was primarily due to increased headcount and expenses relating to the business completing a full year of operations and ramping up for product expected to be released in 2001. Excluding its Vialta subsidiary ESS's research and development expenses decreased by $8.3 million to $27.7 million in 2000 from $36.0 million in 1999. The decrease was primarily due to a decrease in internal projects, consulting, and outside services. The increase in research and development expenses from 1998 to 1999 was primarily due to increased payroll related expenses, software maintenance and depreciation and amortization. The Company expects that research and development expenses will remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated research and development expenses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $46.1 million, $39.7 million and $36.3 million or 15.2%, 12.8% and 16.6% of net revenues, in 2000, 1999 and 1998, respectively. The increase in selling, general and administrative expenses from 1999 to 2000 was primarily due to Vialta's growth. Vialta incurred $9.6 million of the above selling, general and administrative expenses in 2000, compared to $1.2 million in 1999. Vialta's increase in these expenses was primarily due to increased headcount and expenses relating to a full year of operation and ramping up for products expected to be released in 2001. ESS, excluding its subsidiary Vialta, decreased selling, general and administrative expenses by $2.0 million in 2000 from $38.5 million in 1999 to $36.5 million in 2000. The decrease was primarily due to the reduction in legal and payroll related expenses. The increase in selling, general and administrative expense from 1998 to 1999 was primarily due to increased marketing expenses and legal expenses partially offset by decreases in expenses relating to reserves for accounts receivable. The Company expects selling, general and administrative expenses will remain relatively constant as a percentage of net revenues. There can be no assurance, however, that revenues will grow at the same rate as the anticipated selling, general and administrative expenses.

     Non-Operating Income. Net non-operating income was $47.8 million, $5.2 million and $1.5 million in 2000, 1999, and 1998, respectively. In 2000, non-operating income consisted primarily of a pretax gain of $35.0 million on the Company's disposition of its preferred stock in Komodo Technology in exchange for shares of common stock of Cisco Systems in September 2000, $10.0 million net interest income on cash and short-term investments, $2.9 million gain from the sale of property, plant and equipment. In 1998 and 1999, non-operating income consisted primarily of interest income.

     In early 1999, the Company provided start-up capital to Komodo Technology and in turn received a 23% equity interest and a license of Komodo's Voice-over-Internet Protocol ("VoIP") technology. Komodo was a leading developer of VoIP appliances that allow analog telephones to place low cost calls over IP-based networks. Cisco Systems acquired ESS equity interest's in Komodo Technology in September 2000 in exchange for shares of common stock of Cisco Systems. In conjunction with this transaction, the Company recognized a $35.0 million pretax gain, or a $21.0 million net gain.

     Net interest income increased primarily due to higher cash, cash equivalent and short term investments in Vialta which accounted for approximately $7.7 million of net interest income.

     Provision for Income Taxes. The Company's effective tax rate was 37%, 15% and (5%) for 2000, 1999 and 1998, respectively. The Company's effective tax rate excluding the provision taken on the gain from investment was 17% for 2000. The Company used an estimated 40% tax rate on the gain from investment, which netted a $21.0 million gain after tax. The tax rate for 2000 of 17% was lower than the combined federal and state statutory rate of 40% as a result of the lower foreign tax rate on earnings from the Company's foreign subsidiary that was considered to be permanently reinvested. The reported tax provision for 1999 of 15% of pre-tax income is below the combined federal and state statutory rate of 41% as a result of the lower foreign tax rate on earnings from the Company's foreign subsidiary that was considered to be permanently reinvested. See Note 5 of Notes to Consolidated Financial Statements. The reported tax benefit for 1998 of 5% of pre-tax losses is below the combined federal and state statutory rate of 41% since a majority of the losses was incurred by a foreign subsidiary and was not deductible in the United States.

     Net income (loss). Net income (loss) was $48.3 million, $40.1 million and ($28.0) million in 2000, 1999 and 1998, respectively. The results for 2000 include $47.1 million of nonoperating income resulting primarily from the gain on investment and interest income; this gain was partially offset by an increase of operating expenses due to the development of Vialta, and an increase of inventory reserves. The increase of net income during 1999 compared to 1998 primarily due to significant increase in revenues and gross margin as a result of favorable product mix in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated by operations, the sale of equity securities, bank lines of credit and short-term and long-term debt. At December 31, 2000, the Company had cash and cash equivalents and short-term investments of $195.3 million, of which $136.5 million belonged to Vialta, and working capital of $248.0 million, of which $109.6 million belonged to Vialta. At December 31, 2000, the Company had a $15.0 million unsecured line of credit, which expires on October 1, 2001. The line of credit requires the Company to maintain certain financial ratios and operating results. On December 31, 2000, the Company was in compliance with its borrowing criteria. There were no borrowings under the line of credit at December 31, 2000.

     In 2000, the Company used $8.6 million cash in operating activities. This amount resulted primarily from increase in the Company's current assets of $87.2 million, offset by the in flows from current year net income, increase in a notes payable to related party of $30.0 million and income tax related liabilities of $15.7 million. The Company generated $1.3 million cash from investing activities, which mainly resulted from the Company's net sales of short-term investments, partially offset by acquisition of property, plant and equipment and NetRidium. The Company generated $11.5 million cash from financing activities, which resulted primarily from cash received from Vialta's minority investors of $29.2 million, issuance of common stock under employee stock option plan, partially offset by repurchase of the Company's common stock of $27.8 million.

     In 1999, the Company generated $61.3 million cash from operating activities. This amount resulted from current year net income of $40.1 million, increase in accounts payable and accrued expenses of $14.4 million, decrease in prepaid expenses and other assets, partially offset by increase in inventories of $19.5 million and decrease in income tax related liabilities. The Company used $48.0 million cash in investing activities, which resulted primarily from purchase of short term investment and property, plant and equipment. The Company generated $51.8 million cash from financing activities, which is primarily from cash received from Vialta's minority investors of $52.9 million.

     In 1998, the Company generated $31.9 million cash from operating activities. This is primarily due to the decrease in current assets of $37.7 million, increase in current liabilities, offset by the current year operating loss of $8.0 million. The Company generated $7.9 million cash from investing activities as a result of cash from sale of joint venture investment. The Company used $1.8 million cash in financing activities mainly due to the repurchase of the Company's common stock.

     The Company believes that its existing cash and cash equivalents as of December 31, 2000 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $20.5 million of which $3.6 million is to be used by ESS and $16.9 million is to be used by Vialta primarily for the acquisition of capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal year beginning after June 15, 2000. The Company's adoption of SFAS 133 as of January 1, 2001 didn't have a significant effect on its financial position and results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC ("SAB 101"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company's adoption of SAB 101 did not have a significant effect on its financial position and results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which guidance was effective after January 12, 2000. The Company's adoption of FIN 44 did not have a significant effect on its financial position and results of operations.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains certain forward-looking statements that are subject to risk and uncertainties. For such statements, the Company desires to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E of and Rule 3b-6 under the Securities Exchange

Act of 1934. Such forward-looking statements include, without limitation, statements regarding the Company's expectations, intentions or future strategies and involve known and unknown risks, uncertainties and other factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements.

     Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in ASP of the Company's products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, seasonal customer demand, the timing of significant orders and significant increases in expenses associated with the expansion of operations. The Company's operating results could also be adversely affected by economic conditions in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. Also, a significant portion of the Company's expenses is fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future. The Company currently places non-cancelable orders to purchase its products from independent foundries on an approximately three-month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected or forecasted sales levels are not realized, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Competition and Pricing Pressures. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and rapid product obsolescence. See "Item 1. Business -- Competition."

     Dependence on the PC and Consumer Markets. In 2000 Sales of video semiconductor chips to the VCD/SVCD and DVD player market accounted for a majority of the Company's revenues. The Company expects that sales will continue to account for a significant portion of its net revenues for the foreseeable future. Sales of video semiconductor chips to the VCD, SVCD and DVD player market accounted for a significant of the Company's revenues in 1999 and a significant portion of its net revenues in 1998. In 1998, sales of PC audio semiconductor chips accounted for a majority of the Company's net revenues.

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

     The Company's products are sold for incorporation into desktop and notebook computers and VCD, SVCD and DVD players. Therefore, the Company is heavily dependent on the growth of the markets and the cost requirements for desktop and notebook computers and VCD and DVD players. There can be no assurance that these markets will be able to grow. A slowing in unit volume and a decrease in ASPs could result in a decline in revenues, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- PC Audio Products," "-- Communication Products" "-- VCD/SVCD Products" and "DVD Products."

     Some of the Company's products are sold for incorporation into PCs. The recent economic downturn has reduced PC demand. Additionally, as the PC industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional PCs may reduce the overall PC industry's demand for the Company's existing products. Thus, the Company's future operating results and financial condition may be affected by general customer preferences for one platform over another or one set of product features over another and by the overall demand for PCs.

     Importance of New Products and Technological Changes. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by its customers and OEMs, the Company must anticipate market trends and meet performance, quality and functionality requirements of such customers and OEMs and must successfully develop and manufacture products that adhere to these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to volume sales of new products, if any. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks, such as an ineffective integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Research and Development."

     The greater integration of functions and complexity of operations of the Company products increase the risk that the Company's customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in material recall and replacement costs for product warranty and support. The recurrence of significant defects, delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance and diversion of the attention of the Company engineering personnel from our product development efforts could also adversely impact the Company's customer relationships.

     New Business Venture. In 1999, the Company incorporated Vialta, originally as a wholly owned subsidiary of the Company, to develop and market new products and applications for the Internet. As of December 31, 2000, the Company had contributed a total of $62.1 million in cash to Vialta and acquired 40 million shares of Vialta's Series A Preferred Stock, 20 million shares of Vialta's Series B Preferred Stock and 400,000 shares of Vialta's common stock. As of December 2000, 8 million shares of Vialta's Series B Preferred Stock and 4 million shares of Vialta's Common Stock were issued to Fred S.L. Chan, the Company's Chairman of the Board, and an entity controlled by Fred S.L. Chan and Annie M.H. Chan, a director of the Company and spouse of Mr. Chan for $20.8 million and $1.0 million, respectively. In addition, Vialta received a total of $60.3 million from third party investors and certain employees in exchange for shares of Vialta's Series B Preferred Stock and Common Stock. The Company's investment in Vialta involves all of the risks normally associated with investments in development stage companies. In order for Vialta to begin earning revenues and ultimately achieve profitability, it must successfully develop and market new products and applications on a cost effective basis. There can be no assurance that Vialta will be able to do so, since, among other things, the Company has limited experience in starting new business ventures and there is intense competition in the marketplace for Internet products and applications generally. In addition, the Company's investment in Vialta may adversely affect the Company's existing business, financial position and results of operations by diverting management's attention, working capital and other resources from the Company to Vialta.

     Dependence on TSMC and Other Third Parties. The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company's products are currently manufactured by TSMC, which has manufactured certain of the Company's products since 1989. The Company also has foundry arrangements with UMC, which has manufactured certain of the Company's products since 1995. These relationships provide the Company with access to advanced process technology necessary for the manufacture of the Company's products. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. In December 2000, the Company secured wafer capacity that it believes will be adequate to meet its forecast for the next 12 months. In November 1999, the Company secured wafer capacity that met its year 2000 needs. In September 1999, Taiwan experienced a series of earthquakes. While the Company did not experience any material effects from these earthquakes, there can be no assurance that any future earthquakes or any future natural disaster will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1.
Business -- Manufacturing."

     While the Company has entered into agreements with these two foundries, the Company's reliance on these independent foundries involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs, and the international risks more fully described below. In addition, the Company has pre-negotiated certain of its purchase orders and could be unable to benefit from enhanced yields realized by its vendors. The Company expects to rely upon TSMC and UMC to manufacture substantially all of the Company's products for the foreseeable future. In the event that TSMC and UMC are unable to continue to manufacture the Company's key products in required volumes, the Company will have to identify and secure additional foundry capacity. In such an event, the Company may be unable to identify or secure additional foundry capacity from another manufacturer. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. The loss of any of its foundries as a supplier, the inability of the Company to acquire additional capacity at its current suppliers or qualify other wafer manufacturers for additional foundry capacity should additional capacity be necessary, or any other circumstances causing a significant interruption in the supply of semiconductors to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The company obtains foundry capacity through forecasts that are generated in advance of expected delivery dates. The Company's ability to obtain the foundry capacity necessary to meet the future demand for its products is based on its ability to accurately forecast such future demand. If the Company fails to accurately forecast such future demand, the Company may be unable to timely obtain an adequate supply of wafers necessary to manufacture the number of products required to satisfy the actual demand. There can be no assurance that the Company will continue to accurately forecast the future demand for its products and obtain sufficient foundry capacity in the future.

     ESS has from time-to-time experienced disruptions in supply, although none of those disruptions have to date materially adversely affected results. There can be no assurance that manufacturing or assembly problems will not occur in the future or that any such disruptions will not have a material adverse effect upon the Company's results of operations. Further, there can be no assurance that suppliers who have committed to provide product will do so, or that the Company will meet all conditions imposed by such suppliers. Failure to obtain an adequate supply of products on a timely basis would delay product delivery to ESS's customers, which would have a material adverse effect on the Company's business and results of operations. In addition, ESS's business could also be materially and adversely affected if the operations of any supplier are interrupted for a substantial period of time, or if the Company is required, as a result of capacity constraints in the semiconductor industry or otherwise, to increase the proportion of wafers or finished goods purchased from higher cost suppliers in order to obtain adequate product volumes.

     The markets into which ESS sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product. In order to offset or partially offset declines in the selling prices of is products, ESS must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time, it may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. The Failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or new products with higher gross margins, or to successfully manage its manufacturing subcontractor relationships would have a material adverse effect on ESS's gross margin.

     Indirect Channels of Distribution. The Company utilizes indirect channels of distribution over which the Company exercises limited control. The Company derives a material percentage of product revenues from distributor channels. The Company financial results could be adversely affected if the relationship with these distributors were to deteriorate or if the financial condition of these resellers or distributors were to decline. In addition, as the Company business grows, the Company may have an increased reliance on indirect channels of distribution. There can be no assurance that the Company will be successful in maintaining or expanding these indirect channels of distribution. This could result in the loss of certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may reduce the Company visibility with respect to future business, thereby making it more difficult to accurately forecast orders.

     Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. In 2000, 1999 and 1998 sales to the Company's top five customers, including sales to distributors, accounted for approximately 56%, 53% and 54% respectively, of the Company's net revenues. In 2000, Dynax, a Hong Kong distributor, and Digital AV each accounted for approximately 34% and 10% of the Company's net revenues. In 1999, Dynax and Shinco accounted for approximately 22% and 13% of the Company's net revenues. In 1998, Dynax and Shinco accounted for approximately 16% and 15% of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. The Company expects that a limited number of customers may account for a substantial portion of the net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company's products are often the sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

     Management of Growth. The Company has experienced significant growth in unit shipments and the addition of multiple product lines that require additional management systems and processes. To manage its future operations and growth effectively, the Company will need to hire and retain management, hire, train, motivate, manage and retain its employees, continue to improve its operational, financial and management information systems and implement additional systems and controls. The competition for highly skilled worker is intense, especially in Silicon Valley. There can be no assurance that the Company will be able to manage such growth effectively, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     International Operations. During 2000, 1999 and 1998, international sales accounted for a substantial majority of the Company's net revenues. Substantially all of the Company's international sales were to customers in Hong Kong, Taiwan, Japan, China, Korea, Singapore, Germany and India. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technologies, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

     In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Currently, all of the Company's product sales and all of its arrangements with foundries and assembly and test vendors provide for pricing and payment in U.S. dollars. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of, and reduce demand for, the Company's products relative to competitive products priced in the local currency. Since a significant number of ESS's current and prospective customers and suppliers are located overseas, protective trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or sell its products in foreign markets. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. To date, the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Furthermore, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations or require the Company to modify its current business practices.

     Also both the Company and Vialta have international offices primarily in China, Taiwan, Hong Kong and Canada. As of February 22, 2001, a total of 185 employees were working outside of United States, engaged in research and development activities, marketing, sales and support activities. Thus the Company is subject to general geopolitical risks in connection with its international offices, including political instability in the region, unexpected change in policy, burdens of complying with a variety of foreign laws and other factors beyond the Company's control.

     Semiconductor Industry. The semiconductor industry has historically been characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields, and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic down-turns at various times, characterized by diminished product demand and accelerated erosion of product prices. The Company may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions.

     Internet Industry. The Internet industry is a highly competitive industry. It is characterized by rapid technological breakthroughs, and the legal boundaries of Internet usage is continuously reviewed and defined by the government. As such, the market for Internet products and services is highly competitive and uncertain. In addition, at various times, including now, the industry has experienced significant economic downturns characterized by diminished product demand and accelerated erosion of product prices. The Company may experience substantial period-to-period fluctuations in operating results due to general Internet industry conditions.

     Uncertainty Regarding Patents and Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. Because of technological changes in the semiconductor and Internet industries, current extensive patent coverage, and the rapid rate of issuance of new patents, certain components of the Company's products and services may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. The Company believes that any necessary patent or other rights could be obtained on commercially reasonable terms. However, there can be no assurance that the necessary licenses would be available on acceptable terms or that the Company would prevail in any litigation arising out of intellectual property disputes. The failure to obtain necessary licenses or other rights on commercially reasonable terms and the possible litigation arising out of intellectual property disputes could adversely affect the Company's results of operations and financial condition. See "Item 1. Business -- Patents and Proprietary Rights," "Item 3. Legal Proceedings."

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chairman of the Board of Directors and Robert L. Blair, the Company's President and CEO. The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers, for whom competition is intense. The loss of Mr. Chan, Mr. Blair, key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees. See "Item 1.
Business -- Employees."

     Control by Existing Shareholders. As of December 31, 2000, Fred S.L. Chan, the Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children, beneficially owned, in the aggregate, 36% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

     Software and Support. The Company provides comprehensive support for its products by offering software that can be bundled with its products. This software includes device drivers for Microsoft(R) Windows ME(R), Windows 2000(R), Windows 98(R), Windows 98SE(R), Windows 95(R), Windows NT(R), Windows 3.1(R), IBM OS/2(R) Warp(R), Intel NSP and PC games, PC products and systems support for the Company's VCD and DVD products. Other support software that is available to customers includes localization software and installation software that allows customers to tailor their products for specific applications and needs.

     Customer development support includes an Evaluation Kit that contains a reference add-in card design with all the necessary information to incorporate an ESS chip in the customer's product. To assist customers in further reducing their time to market, ESS also provides a Manufacturing Kit that contains manufacturing information, including a bill-of-materials, printed circuit board layout and production test software. Even though the Company has experienced software and support problems from time to time in the past, none of these identified problems have to date materially adversely affected results. With the increased complexities of its product, there can be no assurance that potential software end support problems will not occur in the future or that any such incidents will not have a material adverse effect upon the Company's results of operations.

     Rolling Blackout. Due to the power shortage in California, the Company started experiencing rolling power blackouts from time to time, as imposed by Pacific Gas and Electric Company. The blackout could have an adverse impact on employees' productivities and the quality of their work, and therefore, have a negative impact on the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Exchange Risks: The Company funds its operations from cash generated from its operations, the sale of marketable securities and short and long-term debt. As the Company operates primarily in Asia, the Company is exposed to market risk from changes in foreign exchange rates, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, the Company's product sales and all of its arrangements with its foundry and test and assembly vendors are denominated in United States dollars. The Company has not entered into any currency hedging activities.

     Interest Rate Risks: The Company also invests in short-term investments. Consequently, the Company is exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair market value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, the Company invests in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for a sale, and at December 31, 2000, the fair market value of the Company's investments approximated their costs.

     Risk Associated with Investment: The Company is exposed to fluctuations due to changes in the market price of shares of Cisco Systems held as marketable securities by the Company. In absence of use of hedging instruments, the fluctuations could have material adverse impact on the Company's net income should the Company decide to sell its investments in a loss position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following documents are filed as part of this Report.

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 2000 and 1999

     Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ESS Technology, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ESS Technology, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 21, 2001, except for Note 14, as to which the date was March 9, 2001.

                              ESS TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash and cash equivalents...................................  $135,093    $130,913
Short-term investments......................................    60,235      50,618
Accounts receivable, net....................................    51,884      34,362
Inventories.................................................   100,997      42,347
Deferred income taxes.......................................        --      10,244
Prepaid expenses and other assets...........................     6,651       2,199
                                                              --------    --------
          Total current assets..............................   354,860     270,683
Property, plant and equipment, net..........................    37,564      40,564
Other assets................................................     8,540       9,266
                                                              --------    --------
          Total Assets......................................  $400,964    $320,513
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses.......................  $ 73,244    $ 72,303
Notes payable to related party..............................    30,000          --
Income tax payable and deferred income taxes................     3,601       1,232
                                                              --------    --------
          Total current liabilities.........................   106,845      73,535
                                                              --------    --------
Non-current deferred tax liability..........................     9,061      10,539
                                                              --------    --------
Commitments and Contingencies (Note 10).....................
Minority Interest in Vialta (Note 13).......................    73,629      52,860
                                                              --------    --------
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     none issued and outstanding............................        --          --
  Common stock, no par value, 100,000 shares authorized;
     42,138 and 41,372 shares issued and outstanding at
     December 31, 2000 and 1999, respectively...............   149,197     140,597
Other comprehensive loss....................................    (7,378)         --
Retained earnings...........................................    69,610      42,982
                                                              --------    --------
          Total shareholders' equity........................   211,429     183,579
                                                              --------    --------
          Total Liabilities and Shareholders' Equity........  $400,964    $320,513
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net revenues...............................................  $303,436    $310,651    $218,252
Cost of revenues...........................................   192,452     191,529     182,417
                                                             --------    --------    --------
  Gross profit.............................................   110,984     119,122      35,835
Operating expenses:
  Research and development.................................    47,229      37,383      30,529
  In-process research and development......................     2,625          --          --
  Selling, general and administrative......................    46,123      39,735      36,289
                                                             --------    --------    --------
Operating income (loss)....................................    15,007      42,004     (30,983)
Nonoperating income, net...................................    47,816       5,178       1,478
                                                             --------    --------    --------
Income (loss) before income taxes..........................    62,823      47,182     (29,505)
Provision for (benefit from) income taxes..................    22,946       7,077      (1,489)
                                                             --------    --------    --------
Net income (loss) before minority interest.................    39,877      40,105     (28,016)
Loss attributable to minority interest.....................    (8,429)         --          --
                                                             --------    --------    --------
Net income (loss)..........................................  $ 48,306    $ 40,105    $(28,016)
                                                             ========    ========    ========
Net income (loss) per share:
  Basic....................................................  $   1.14    $   0.99    $  (0.68)
                                                             ========    ========    ========
  Diluted..................................................  $   1.05    $   0.88    $  (0.68)
                                                             ========    ========    ========
Shares used in calculating net income (loss) per share:
  Basic....................................................    42,548      40,640      40,955
                                                             ========    ========    ========
  Diluted..................................................    45,943      45,625      40,955
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                        COMMON STOCK          OTHER
                                                      -----------------   COMPREHENSIVE   RETAINED
                                                      SHARES    AMOUNT        LOSS        EARNINGS    TOTAL
                                                      ------   --------   -------------   --------   --------
Balance at December 31, 1997........................  40,674   $137,452      $    --      $ 33,655   $171,107
  Issuance of common stock upon exercise of
    options.........................................     612        618           --            --        618
  Compensation expense related to common stock
    options issued to consultants...................      --        535           --            --        535
  Issuance of common stock for employee stock
    purchase plan...................................      86        395           --            --        395
  Income tax benefit on disqualifying disposition of
    common stock options............................      --        202           --            --        202
  Repurchase of common stock........................    (523)    (1,890)          --          (879)    (2,769)
  Net loss..........................................      --         --           --       (28,016)   (28,016)
                                                      ------   --------      -------      --------   --------
Balance at December 31, 1998........................  40,849    137,312           --         4,760    142,072
  Issuance of common stock upon exercise of
    options.........................................   1,138      2,683           --            --      2,683
  Issuance of common stock for employee stock
    purchase plan...................................      88        510           --            --        510
  Income tax benefit on disqualifying disposition of
    common stock options............................      --      2,438           --            --      2,438
  Repurchase of common stock........................    (703)    (2,346)          --        (1,883)    (4,229)
  Net income........................................      --         --           --        40,105     40,105
                                                      ------   --------      -------      --------   --------
Balance at December 31, 1999........................  41,372    140,597           --        42,982    183,579
  Issuance of common stock upon exercise of
    options.........................................   2,660      9,290           --            --      9,290
  Issuance of common stock for employee stock
    purchase plan...................................      74        837           --            --        837
  Income tax benefit on disqualifying disposition of
    common stock options............................      --      4,639           --            --      4,639
  Repurchase of common stock........................  (1,973)    (6,166)          --       (21,678)   (27,844)
  Unrealized loss on marketable securities..........      --         --       (7,378)           --     (7,378)
  Net income........................................      --         --           --        48,306     48,306
                                                      ------   --------      -------      --------   --------
Balance at December 31, 2000........................  42,133   $149,197      $(7,378)     $ 69,610   $211,429
                                                      ======   ========      =======      ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ESS TECHNOLOGY, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (AMOUNT IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  48,306   $ 40,105   $(28,016)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................     22,787     15,132     12,446
    Deemed compensation expenses related to stock options...         --         --        535
    Gain on long-term investments...........................    (35,045)        --         --
    Gain on sale of property, plant and equipment...........     (2,911)        --         --
    Charges for in-process research and development.........      2,625         --         --
    Income tax benefit on disqualifying disposition of
       common stock options.................................      4,639      2,438        202
    Minority interest loss..................................     (8,429)        --         --
    Change in assets and liabilities:
       Accounts receivable..................................    (17,522)     3,468     (1,565)
       Inventories..........................................    (58,650)   (19,465)    24,403
       Prepaid expenses and other assets....................    (11,056)    12,023     13,307
       Accounts payable and accrued expenses................        975     14,373      7,072
       Notes payable to related party.......................     30,000         --         --
       Income tax payable and deferred income taxes.........     15,688     (6,744)     3,480
                                                              ---------   --------   --------
         Net cash provided by (used in) operating
           activities.......................................     (8,593)    61,330     31,864
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.................     (8,265)   (13,277)   (12,336)
  Sale of property, plant and equipment.....................      3,949         --         --
  Cash paid for acquisition.................................     (4,266)        --         --
  Sale of short-term investments............................    123,546     46,782     21,775
  Purchase of short-term investments........................   (109,063)   (80,681)   (23,970)
  Sale of joint venture investments.........................         --      2,183     22,415
  Purchase of long-term investments.........................     (4,608)    (3,000)        --
                                                              ---------   --------   --------
         Net cash provided by (used in) investing
           activities.......................................      1,293    (47,993)     7,884
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from minority interest......................     29,197     52,860         --
  Repurchase of common stock................................    (27,844)    (4,229)    (2,769)
  Issuance of common stock under employee stock plans.......     10,127      3,193      1,013
                                                              ---------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................     11,480     51,824     (1,756)
                                                              ---------   --------   --------
Net increase in cash and cash equivalents...................      4,180     65,161     37,992
Cash and cash equivalents at beginning of year..............    130,913     65,752     27,760
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $ 135,093   $130,913   $ 65,752
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes..................................  $   5,795   $ 11,763   $     --
                                                              =========   ========   ========
Cash refund for income taxes................................  $   3,975   $     --   $     --
                                                              =========   ========   ========
NON CASH TRANSACTION:
Exchange of investment in Komodo Technology for Cisco System
  shares....................................................  $  36,029         --         --
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ESS TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     ESS Technology, Inc. (the "Company") was incorporated in California in February 1984. The Company and its subsidiaries design, develop and market highly integrated mixed-signal semiconductor products for sale to the Internet, PC and consumer marketplaces. In April 1999, the Company incorporated Vialta, Inc. ("Vialta"), a subsidiary, to develop and market advanced, user-friendly products and content for the Internet. As of December 31, 2000, the Company has a 62.1% ownership and voting interest in Vialta.

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

  Principles of Consolidation and Foreign Currency Transaction

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Transactions denominated in foreign currencies have been re-measured in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52, "Foreign currency translation," using the U.S. dollar as the functional currency. Foreign Currency Transaction gain (loss) for the years covered was not significant.

  Cash, Cash Equivalents, and Short-Term Investments

     The Company considers all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents and investments with original maturity dates of greater than 90 days to be short-term investments.

     Short-term investments are comprised of primarily debt instruments and marketable securities. Short-term investments are accounted for as available-for-sale and are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Gains and losses on securities sold are based on the specific identification method and are included in gain on sale of equity securities.

  Fair Value of Financial Instruments

     The reported amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities. The carrying amounts of the notes payable to related party approximate fair value because the contractual interest rate approximates the interest rate the Company could obtain on similar financing transactions.

  Inventories

     Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

                              ESS TECHNOLOGY, INC.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets.

Building and building improvements..........................  4 - 30 years
Machinery and equipment.....................................  3 - 5 years
Furniture and fixtures......................................  3 - 5 years

     Repairs and maintenance costs are expensed as incurred.

  Other Assets

     Other assets consist of investments, technical infrastructure and covenants not to compete, and web site development costs.

     Investment in over 50% owned companies are consolidated. Investments in 20% to 50% owned companies are accounted for using the equity method. Investments in less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used.

     Technical infrastructure and covenants not to compete are amortized over estimated useful lives that range from 3 to 4 years.

     Web site development costs are accounted for in accordance with Statement of Position ("SOP") 98-1, "Development Costs Associated with Internal Use Software", and Emerging Issues Task Force ("EITF") 00-02, which require these costs to be charged to operations until certain capitalization criteria are met. For the year ended December 31, 2000, Vialta web site development costs of approximately $2.7 million were capitalized and will be amortized over a 12-month period, starting at the date when the web site will be put into service.

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

  Revenue Recognition

     The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. For shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product. The Company provides for future returns based on historical experiences at the time revenue is recognized.

  Research and Development Costs

     The Company expenses research and development costs as incurred.

  Income Taxes

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences

                              ESS TECHNOLOGY, INC.

between the carrying amounts and the tax bases of assets and liabilities. U.S. deferred income taxes are provided on all un-remitted earnings of the Company's foreign subsidiaries as such earnings are considered permanently invested.

  Earnings (Loss) Per Share

     Basic earnings per share ("EPS") exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

  Stock Based Compensation

     The Company accounts for stock-based compensation, including stock options granted and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation."

  Accounting Policy for Minority Interest

     Minority interest in subsidiary represents the minority stockholders' proportionate share of net assets and results of operations of the Company's majority-owned subsidiary. Sales of common stock of the Company's subsidiaries and purchases of such shares may result in changes in the Company's proportionate share of the subsidiaries' net assets. The Company reflects such changes as an element of minority interest.

  Risks and Uncertainties

     The Company operates in two business segments that are characterized by rapid technological advances, changes in customer requirements and evolving industry standards. Any failure by the Company to anticipate or respond to such advances and changes could have a material adverse effect on its business and operating results.

  Derivative and Hedging Instruments

     Derivative instruments are recorded in the balance sheets at fair market value. Changes in the fair value of derivatives are recorded in Statements of Operations for the years covered. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal year beginning after June 15, 2000. The Company's adoption of SFAS 133 as of January 1, 2001 did not have a significant effect on its financial position and results of operations. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value.

  Comprehensive Income (Loss)

     Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," establishes a standard for the reporting and display of comprehensive income and its components within the financial statements. Comprehensive income is composed of two subsets, net income and other comprehensive

                              ESS TECHNOLOGY, INC.

income. Included in other comprehensive income for the Company is unrealized gains and losses on marketable securities, net of deferred tax. This adjustment is accumulated within the Consolidated Statement of Shareholders' Equity under the caption other comprehensive loss.

  Industry Segments

     In 1998, the Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and requires segment information be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company and its subsidiaries operates in two reportable segments: the semiconductor segment and the Internet segment. Prior to 1999, the Company operated in a single business segment, semiconductor. In the semiconductor segment, the Company designs, develops, supports and manufactures highly integrated mixed-signal semiconductor solutions for multimedia applications in the Internet, PC and the consumer marketplace. The semiconductor segment offers comprehensive solutions for DVD, Internet related semiconductor, communications, VCD/ SVCD, and PC Audio applications. In the Internet segment, the Company develops and plans to market advanced, user-friendly products and applications and content for the Internet.

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, short-term investments, and accounts receivable. By policy, the Company places its investments only with financial institutions meeting its credit guidelines and, other than U.S. Government Treasury instruments. Almost all of the Company's accounts receivable are derived from sales to manufacturers and distributors, in the consumer electronics, computer and communications markets.

  Reclassifications

     Certain reclassifications have been made in the 1999 balance sheet to conform to the 2000 presentation.

  Recent Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC ("SAB 101"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company's adoption of SAB 101 did not have a significant effect on its financial position and results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which guidance was effective after January 12, 2000. The Company's adoption of FIN 44 did not have a significant effect on its financial position and results of operations.

                              ESS TECHNOLOGY, INC.

 2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash and cash equivalents:
  Cash and money market accounts -- ESS.....................  $ 23,597    $ 25,867
  Cash and money market accounts -- Vialta..................   100,989         992
  U.S. government notes and bonds -- ESS....................     1,991      14,419
  U.S. government notes and bonds -- Vialta.................     8,389      89,508
  Certificates of deposit -- ESS............................       127         127
                                                              --------    --------
                                                              $135,093    $130,913
                                                              ========    ========
Accounts receivable:
  Accounts receivable.......................................  $ 54,277    $ 36,821
  Less: allowance for doubtful accounts.....................    (2,393)     (2,459)
                                                              --------    --------
                                                              $ 51,884    $ 34,362
                                                              ========    ========
Inventories:
  Raw materials.............................................  $ 47,776    $ 10,697
  Work-in-process...........................................    21,301      10,208
  Finished goods............................................    31,920      21,442
                                                              --------    --------
                                                              $100,997    $ 42,347
                                                              ========    ========
Property, plant and equipment:
  Land......................................................  $  2,860    $  3,895
  Building and building improvements........................    22,811      22,461
  Machinery and equipment...................................    36,480      30,615
  Furniture and fixtures....................................    13,417      11,295
                                                              --------    --------
                                                                75,568      68,266
  Less: accumulated depreciation and amortization...........   (38,004)    (27,702)
                                                              --------    --------
                                                              $ 37,564    $ 40,564
                                                              ========    ========
Other assets:
  Investments...............................................  $  1,885    $  2,239
  Covenants not to compete..................................     1,415       2,689
  Technical infrastructure..................................     1,494       2,372
  Website development costs.................................     2,747          --
  Other.....................................................       999       1,966
                                                              --------    --------
                                                              $  8,540    $  9,266
                                                              ========    ========
Accounts payable and accrued expenses:
  Accounts payable..........................................  $ 38,383    $ 44,909
  Accrued compensation costs................................     7,222       7,808
  Accrued commission and royalties..........................    12,073       5,695
  Other accrued liabilities.................................    15,566      13,891
                                                              --------    --------
                                                              $ 73,244    $ 72,303
                                                              ========    ========

     Depreciation expenses were approximately $10.3 million, $10.7 million, and $7.3 million in 2000, 1999 and 1998, respectively.

                              ESS TECHNOLOGY, INC.

 3. SHORT-TERM INVESTMENT

     The carrying amounts of the Company's short term investment as at December 31, 2000 and 1999 are summarized in the following table (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
US government notes and bonds -- ESS........................  $  9,025    $28,274
US government notes and bonds -- Vialta.....................    27,112     22,344
Marketable equity securities -- ESS.........................    36,029         --
Unrealizable loss -- ESS....................................   (11,931)        --
                                                              --------    -------
          Total.............................................  $ 60,235    $50,618
                                                              ========    =======

 4. DEBT

     The Company has an unsecured line of credit agreement with a foreign bank of $15 million, which expires on October 1, 2001. Under the terms of the agreement, the Company may borrow at a fixed rate of LIBOR plus 1.5% or a variable rate at the foreign bank's reference rate. The line of credit requires the Company to achieve certain financial ratios and operating results. At December 31, 2000, the Company was in compliance with its borrowing criteria. There were no borrowings under the line of credit as of December 31, 2000.

 5. INCOME TAXES

     Income (loss) before provision for (benefit from) income taxes consisted of the following (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2000       1999        1998
                                                       -------    -------    --------
Domestic.............................................  $20,735    $14,704    $(11,014)
Foreign..............................................   42,088     32,478     (18,491)
                                                       -------    -------    --------
                                                       $62,823    $47,182    $(29,505)
                                                       =======    =======    ========

     Provision for (benefit from) income taxes consisted of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Current:
  Federal.............................................  $ 4,630    $11,143    $ 1,432
  State...............................................      904      2,031        280
  Foreign.............................................       --         49         34
                                                        -------    -------    -------
                                                          5,534     13,223      1,746
                                                        -------    -------    -------
Deferred
  Federal.............................................   15,169     (4,818)    (2,767)
  State...............................................    2,243     (1,328)      (468)
                                                        -------    -------    -------
                                                         17,412     (6,146)    (3,235)
                                                        -------    -------    -------
          Total.......................................  $22,946    $ 7,077    $(1,489)
                                                        =======    =======    =======

                              ESS TECHNOLOGY, INC.

     Reconciliation between the provisions for (benefit from) income taxes computed at the federal statutory rate of 35% for the years ended December 31, 2000, 1999 and 1998 and the provision for (benefit from) income taxes is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Provision (benefit) at statutory rate..............  $ 21,988    $ 16,514    $(10,327)
Tax cost (benefit) related to foreign
  jurisdictions....................................   (16,672)    (12,204)      7,293
State income taxes, net of federal tax benefit.....     2,898         941         101
Tax-exempt interest income.........................        --          --         (53)
General business credit............................      (227)         --          --
Nondeductible research and development costs.......     5,474       1,826       1,497
Vialta valuation allowance.........................     9,485          --          --
                                                     --------    --------    --------
Provision for (benefit from) income taxes..........  $ 22,946    $  7,077    $ (1,489)
                                                     ========    ========    ========

     Deferred tax assets (liabilities) are comprised of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
CURRENT:
State income taxes..........................................   $      1      $    507
Accounts receivable and inventory reserves..................      2,053         5,003
Accrued liabilities.........................................      2,949         1,827
Legal reserves and other....................................      1,004         2,907
Deferred tax asset arising from unrealized loss on
  investments...............................................      4,553            --
Deferred stock gain.........................................    (14,653)           --
                                                               --------      --------
  Current deferred tax asset (liability)....................     (4,093)       10,244
                                                               ========      ========
NONCURRENT:
Depreciation and amortization...............................      1,992           514
Unremitted earning from a foreign subsidiary................     (9,139)       (9,139)
Covenants not to compete and technical infrastructure.......     (1,914)       (1,914)
Vialta net operating loss carryforward......................      9,485            --
Vialta valuation allowance..................................     (9,485)           --
                                                               --------      --------
  Noncurrent deferred tax asset (liability).................   $ (9,061)     $(10,539)
                                                               ========      ========

 6. SHAREHOLDERS' EQUITY

  Common Stock

     On November 5, 1998, the Company's Board of Directors authorized repurchase at managements' discretion of up to 7 million of the Company's Common Stock over the subsequent 12 months at market prices and as market and business conditions warrant. As of December 31, 1999, the Company had repurchased 1,226,300 shares at market prices ranging from $3.17 to $9.93 per share.

     On July 15, 2000, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 2 million shares of the Company's common stock at market prices and as market and business conditions warrant. As of December 31, 2000, the Company had repurchased 1,972,500 shares, at market prices ranging from $5.13 to $17.97 per share.

                              ESS TECHNOLOGY, INC.

  1992 Stock Option Plan

     In January 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan authorized 6,966,000 shares to be reserved for issuance. In December 1999, the Company modified the vesting schedule for subsequent options grants such that initial grants would generally vest 25% at the end of the first year, after the date of the date of grant and ratably thereafter over the remaining vesting period. Other grants would vest ratably over the vesting term.

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

  1995 Employee Stock Purchase Plan

     In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 225,000 shares of the Company's Common Stock for issuance thereunder. The Purchase Plan, as amended in May 1998, authorizes the issuance of 425,000 shares under the Purchase Plan. The Purchase Plan, as amended in May 2000, authorizes the issuance of 625,000 shares under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of the offering period or on the purchase date. As of December 31, 2000, 369,986 shares have been issued under the Purchase Plan.

  1995 Directors Stock Option Plan

     In August 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Plan") and reserved a total of 300,000 shares of the Company's Common Stock for issuance thereunder. The Directors Plan allows for granting of stock options to members of the Board of Directors of the Company.

  1997 Equity Incentive Plan

     In May 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Incentive Plan") and reserved a total of 3,000,000 shares of the Company's Common Stock for issuance thereunder. The 1997 Incentive Plan, as amended in May 1998, authorizes the issuance of 5,000,000 shares under the 1997 Incentive Plan. The 1997 Incentive Plan, as amended in May 2000, authorizes the issuance of 7,500,000

                              ESS TECHNOLOGY, INC.

shares under the 1997 Incentive Plan. The terms of the 1997 Incentive Plan are generally similar to those of the 1992 Plan outlined above.

     In February 1998, the Company canceled 1,602,000 options under the 1997 Incentive Plan with exercise prices greater than $7.69 and reissued the options with an exercise price of $7.69.

     In August 1998, the Company canceled 2,037,000 options under the 1997 Incentive Plan with exercise prices greater than $2.69 and reissued the options with an exercise price of $2.69 except for 100,000 options issued to Mr. Fred Chan, Chairman of the Board of Directors, which were reissued at $2.96 in accordance with the 1997 Incentive Plan.

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

  Summary of Stock Option Activity

     Transactions under the Company's various Stock Option Plans are summarized as follows (in thousands except per share amounts):

                                                             AVAILABLE
                                                                FOR        OPTIONS     WEIGHTED AVERAGE
                                                               GRANT     OUTSTANDING    EXERCISE PRICE
                                                             ---------   -----------   ----------------
Balance at December 31, 1997...............................    3,390        6,650           $ 9.20
  Authorized...............................................    2,000           --               --
  Granted..................................................   (9,478)       9,478             4.87
  Exercised................................................       --         (612)            1.01
  Canceled.................................................    8,286       (8,286)           10.48
                                                              ------       ------
Balance at December 31, 1998...............................    4,198        7,230             2.79
  Authorized...............................................   (1,306)          --               --
  Granted..................................................   (2,184)       2,184            11.21
  Exercised................................................       --       (1,138)            2.38
  Canceled.................................................      747         (747)            4.10
                                                              ------       ------
Balance at December 31, 1999...............................    1,455        7,529             5.14
  Authorized...............................................    2,500           --               --
  Granted..................................................   (3,150)       3,150            15.36
  Exercised................................................       --       (2,659)            3.49
  Canceled.................................................    1,867       (1,867)            8.77
                                                              ------       ------
Balance at December 31, 2000...............................    2,672        6,153           $ 9.99
                                                              ======       ======

     The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 were $15.73, $11.51 and $3.16, respectively.

                              ESS TECHNOLOGY, INC.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                   OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                 --------------------------------------------------------   ------------------------------------
                      NUMBER                                                     NUMBER
                  OUTSTANDING AT     AVERAGE REMAINING                       EXERCISABLE AT
   RANGE OF      DECEMBER 31, 2000   CONTRACTUAL LIFE    WEIGHTED AVERAGE   DECEMBER 31, 2000   WEIGHTED AVERAGE
EXERCISE PRICES   (IN THOUSANDS)          (YEARS)         EXERCISE PRICE     (IN THOUSANDS)      EXERCISE PRICE
---------------  -----------------   -----------------   ----------------   -----------------   ----------------
$0.03 -  1.40            372               4.95               $ 0.12                372              $ 0.12
 2.12 -  2.69          1,392               4.93                 2.65                839                2.66
 2.75 -  5.00            380               6.06                 4.39                109                4.27
 5.01 -  7.81            325               5.56                 6.55                166                6.83
 7.82 - 29.25          3,684               6.69                14.65                583               13.52
                       -----                                                      -----
                       6,153               6.09               $ 9.99              2,069              $ 5.68
                       =====                                                      =====

     At December 31, 2000, 2,069,231 and 2,684,515 shares of options were exercisable and available for grant, respectively.

  Fair Value Disclosures

     The Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as follows had compensation costs for options granted under the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, (in thousands except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2000       1999        1998
                                                       -------    -------    --------
Net income (loss):
  As reported........................................  $48,306    $40,105    $(28,016)
  Pro forma..........................................   26,538     31,990     (35,069)
Net income (loss) per share -- basic:
  As reported........................................     1.14       0.99       (0.68)
  Pro forma..........................................     0.62       0.79       (0.86)
Net income (loss) per share -- diluted:
  As reported........................................     1.05       0.88       (0.68)
  Pro forma..........................................  $  0.58    $  0.70    $  (0.86)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              EMPLOYEE STOCK OPTIONS
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Expected dividend yield.....................................   0.0%     0.0%     0.0%
Risk-free interest rate.....................................  6.00%    5.75%    5.50%
Expected volatility.........................................    60%      80%      85%
Expected life (in years)....................................     4        5        4

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                              ESS TECHNOLOGY, INC.

management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Sales under the Purchase Plan in 2000, 1999 and 1998 were approximately 74,000 shares, 88,000 shares and 86,000 shares respectively, at an average price per share of $11.24, $5.78 and $4.60 respectively. Pro forma compensation expense for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions for 2000, 1999 and 1998:

                                                                      EMPLOYEE
                                                                STOCK PURCHASE PLAN
                                                              ------------------------
                                                              2000      1999     1998
                                                              -----    ------    -----
Expected dividend yield.....................................    0.0%      0.0%     0.0%
Risk-free interest rate.....................................   6.00%     5.75%    5.50%
Expected volatility.........................................     60%       80%      85%
Expected life (in Months)...................................      6         6        6
Weighted average grant date fair value......................  $4.30    $ 2.58    $3.57

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income (loss) for future years.

 7. EARNINGS PER SHARE

     Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 -- "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding (in thousands, except for per share amount).

                                                                              PER SHARE
                                                         INCOME     SHARES     AMOUNT
                                                        --------    ------    ---------
Year ended at December 31, 1998
Loss per share of common stock -- basic...............  $(28,016)   40,995     $(0.68)
Effect of dilutive securities:
  Stock options.......................................        --        --
                                                        --------    ------
Loss per share of common stock -- assuming dilution...   (28,016)   40,995      (0.68)
                                                        --------    ------
Year ended at December 31, 1999
Income per share of common stock -- basic.............    40,105    40,640       0.99
Effect of dilutive securities:
  Stock options.......................................        --     4,985
                                                        --------    ------
Income per share of common stock -- assuming
  dilution............................................    40,105    45,625       0.88
                                                        --------    ------
Year ended at December 31, 2000
Income per share of common stock -- basic.............    48,306    42,548       1.14
Effect of dilutive securities:
Stock options.........................................        --     3,395
                                                        --------    ------     ------
Income per share of common stock -- assuming
  dilution............................................  $ 48,306    45,943     $ 1.05
                                                        ========    ======     ======

     For the years ended December 31, 2000, 1999 and 1998, options to purchase 157,016, 124,154 and 30,116, respectively, potential common stock shares with exercise prices greater than the weighted-average market value of such common stock were excluded from the calculation of diluted earnings per share.

                              ESS TECHNOLOGY, INC.

 8. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and the unrealized loss on marketable securities. Comprehensive income (loss) was $40.9 million, $40.1 million and ($28.0) million for the years ended December 31, 2000, 1999 and 1998, respectively.

 9. INDUSTRY AND GEOGRAPHICAL SEGMENT

  Industry segments

     The Company and its subsidiaries operate in two business segments. Prior to 1999, the Company operated in a single business segment, semiconductor. In the semiconductor segment, the company designs, develops, supports manufactures and markets highly integrated mixed-signal semiconductor, hardware, software and system solutions for multimedia applications in the Internet, PC and the consumer marketplace. The semiconductor segment offers solutions for DVD, Internet related, Communications, VCD/SVCD, and PC Audio applications. In April 1999, the Company established Vialta to address products and applications and content for the Internet and this represents the Company's Internet segment. In the Internet segment, the Company, through Vialta, develops and plans to market advanced, user-friendly products and applications and content for the Internet. The following is the information about these two business segments (in thousands):

       YEAR ENDED DECEMBER 31, 2000         SEMICONDUCTORS    INTERNET    ELIMINATION    CONSOLIDATED
       ----------------------------         --------------    --------    -----------    ------------
Net revenues -- external customers........     $303,436       $     --     $     --        $303,436
Net revenues -- intersegment..............        1,004             --       (1,004)             --
Net income................................       62,340        (13,950)         (84)         48,306
Interest income...........................        2,428          7,745           --          10,173
Interest expenses.........................           --             57           --              57
Depreciation and amortization.............       20,198          2,589           --          22,787
Identifiable assets.......................     $247,533       $153,431           --        $400,964

       YEAR ENDED DECEMBER 31, 1999         SEMICONDUCTORS    INTERNET    ELIMINATION    CONSOLIDATED
       ----------------------------         --------------    --------    -----------    ------------
Net revenues -- external customers........     $310,651       $     --           --        $310,651
Net revenues -- intersegment..............           --             --           --              --
Net income................................       42,125         (2,020)          --          40,105
Interest income...........................        4,405            512           --           4,917
Depreciation and amortization.............       15,127              5           --          15,132
Identifiable assets.......................     $206,942       $113,571           --        $320,513

  Geographic segments

     The Company sells and markets to leading PC and consumer OEM's worldwide. International sales comprised of significant portion of the Company's revenue. The geographic location of the Company's revenue is based upon destination of the shipment. Most of the long-lived assets located outside the United States are in Asia Pacific. In year 2000 and 1999, the Company's majority owned subsidiary, Vialta, has not generated

                              ESS TECHNOLOGY, INC.

revenues as Vialta is in its development stage. The following is a summary of the Company's geographic locations (in thousands):

                                                                           LONG LIVED
                YEAR ENDED DECEMBER 31, 2000                  NET SALES      ASSETS
                ----------------------------                  ---------    ----------
United States...............................................  $ 20,551      $35,962
                                                              --------      -------
Taiwan......................................................    79,302           --
Japan.......................................................    15,138           --
Singapore...................................................     6,157           --
Hong Kong...................................................   149,925          721
Canada......................................................        --          861
Rest of the World...........................................    32,363           20
                                                              --------      -------
Total Foreign...............................................   282,885        1,602
                                                              --------      -------
Total.......................................................  $303,436      $37,564
                                                              ========      =======

                                                                           LONG LIVED
                YEAR ENDED DECEMBER 31, 1999                  NET SALES      ASSETS
                ----------------------------                  ---------    ----------
United States...............................................  $ 14,812      $39,940
                                                              --------      -------
Taiwan......................................................    98,342           --
Japan.......................................................    24,480           --
Singapore...................................................    14,547           --
Hong Kong...................................................   124,427          624
Rest of the World...........................................    34,043           --
                                                              --------      -------
Total Foreign...............................................   295,839          624
                                                              --------      -------
Total.......................................................  $310,651      $40,564
                                                              ========      =======

                                                                           LONG LIVED
                YEAR ENDED DECEMBER 31, 1998                  NET SALES      ASSETS
                ----------------------------                  ---------    ----------
United States...............................................  $ 17,363      $37,311
                                                              --------      -------
Taiwan......................................................    73,566           --
Japan.......................................................    16,546           --
Singapore...................................................    19,812           --
Hong Kong...................................................    80,717          689
Rest of the World...........................................    10,248           --
                                                              --------      -------
Total Foreign...............................................   200,889          689
                                                              --------      -------
Total.......................................................  $218,252      $38,000
                                                              ========      =======

  Significant Customers

     The following table summarizes the percentage of net revenues accounted for by the Company's significant customers for any year in which a customer or distributor accounts for 10% or more of revenues.

                                                         YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                        2000      1999      1998
                                                        -----     -----     -----
Dynax.................................................   34%       22%       16%
Digital AV (formerly Shinco)..........................   10%       13%       15%

                              ESS TECHNOLOGY, INC.

     A majority of the Company's trade receivables are derived from sales to the Company's distributors. The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers' financial condition and generally, requires letters of credit from international customers. The Company maintains an allowance for doubtful accounts on its receivables based upon the expected collectibles of all accounts receivable. At December 31, 2000 and 1999, approximately 67% and 39%, respectively, of trade accounts receivable represent amounts due from two customers.

10. COMMITMENTS AND CONTINGENCIES

     The Company maintains leased office space in various locations. Future minimum rental payments under the leases are as follows:

                                                                  AMOUNT
                   YEAR ENDED DECEMBER 31                     (IN THOUSANDS)
                   ----------------------                     --------------
2001                                                              $1,157
2002........................................................         986
2003........................................................         607
2004........................................................         277
2005........................................................          81
                                                                  ------
                                                                  $3,108

     Lease expenses were $1.5 million, $0.9 million and $0.5 million in 2000, 1999 and 1998, respectively.

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in two lawsuits regarding patent and trademark issues.

     The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations and cash flows.

11. ACQUISITIONS AND RELATED CHARGES

     In February 2000, the Company acquired all of the outstanding shares and vested stock options of NetRidium Communications, Inc. for $5.3 million in cash, of which 10% was paid in November 2000. NetRidium is a development stage company, which develops broadband communication products enabling high-speed networking over existing phone lines in the home. NetRidium's assets, liabilities and expenses were not material to the Company. The purchase price was allocated to assets acquired and liabilities assumed based upon the book value of NetRidium's current assets, equipment and liabilities, which management

                              ESS TECHNOLOGY, INC.

believes approximate their fair market value and independent appraisal for all other identifiable assets as follows:

                                                                  AMOUNT
                                                                  ------
                                                              (IN THOUSANDS)
In-process research and development.........................     $ 2,625
Technical infrastructure....................................         797
Covenants not to complete...................................         730
Current assets..............................................       1,071
Property and equipment......................................          75
Current liabilities assumed.................................         172
Other liabilities assumed...................................        (138)
                                                                 -------
                                                                   5,332
Less cash acquired from acquisition.........................      (1,066)
                                                                 -------
Value of consideration for acquisition......................     $ 4,266
                                                                 =======

     The acquisition was recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisition have been included from the date of acquisition. Acquired in-process research and development aggregating $2.6 million for the NetRidium acquisition was charged to operations in the second quarter of 2000. Technical infrastructure and covenants not to compete will be amortized over four years. In connection with the acquisition, the Company granted certain NetRidium employee's stock options to purchase 500,000 shares of the Company's stock at $17.68 per share, the fair market value on the date of grant. In addition certain employees of NetRidium have signed employment contracts, which, among other things, provide that if the employee stays with the Company for the four-year term of the employment agreement, the employee's stock options will have a value of at least $8.85 more than the exercise price when such options become exercisable. Approximately 428,000 of the options issued upon acquisition are subject to this guarantee. During the year of 2000, the Company recorded approximately $0.9 million as compensation expense under this guarantee.

12. RELATED PARTY TRANSACTIONS

     Effective August 1, 1999, the Company entered into a Research and Development Service Agreement with Vialta whereby ESS provides certain research and development activities to Vialta in exchange for a service fee. In addition, Vialta signed a reciprocal agreement with ESS whereby Vialta provides certain non-recurring expense services for the design and development of Internet related products and technologies to ESS in exchange for a service fee. In 1999 and 2000, Vialta didn't provide such services to ESS.

     Effective August 1, 1999, the Company entered into an Administrative and Management Service Agreement with Vialta whereby ESS provides certain administrative and managerial services to include, without limitation, general and administrative, sales support, marketing support, production and logistical support, financial overnight, accounting assistance, contract review, personnel services (including training of employees) and such other general and administrative services as Vialta requires. ESS shall perform these services in consideration for a service fee. In addition, Vialta signed a reciprocal agreement whereby Vialta provides the services mentioned above to ESS in exchange for a service fee. In 1999 and 2000, Vialta didn't provide such services to ESS.

     In January 2000, the Company entered into an Assignment of Intellectual Property Agreement with Vialta whereby Vialta paid the Company $2.0 million for the transfer of the Videophone and EnReach-based Web Browser technologies.

                              ESS TECHNOLOGY, INC.

     Effective August 1, 1999, the Company entered into a Purchase Agreement with Vialta whereby Vialta will purchase products from ESS by issuing purchase orders to ESS.

     Following is a summary of major Intercompany transactions between ESS and
Vialta:

                                                                    CHARGES BY
                                                                  ESS TO VIALTA
                                                              ----------------------
                  INTERCOMPANY AGREEMENTS                     YEAR 2000    YEAR 1999
                  -----------------------                     ---------    ---------
Research and Development Service Agreement..................   $3,077        $233
Administrative and Management Service Agreement.............   $3,361        $302
Assignment of Intellectual Property Agreement...............   $2,000        $ --
Purchase Agreement..........................................   $1,004        $ --

     ESS incurred $260,000 and $800,000 intercompany charge for sharing Vialta's tax credit resulted from Vialta's net operating loss in 2000 and 1999, respectively.

     On December 18, 2000, Vialta received a $30.0 million loan from a related party controlled by Annie M.H. Chan, a director of the Company and the spouse of Fred S.L. Chan. The $30.0 million short-term loan along with $194,000 accrued interest at 5.25% was repaid on January 31, 2001.

13. VIALTA

     In April 1999, the Company incorporated Vialta, a subsidiary, through which ESS plans to introduce advanced, user-friendly products and applications for the Internet. Vialta is incorporated in California and headquartered in Fremont. Vialta has approximately 213 employees as of February 22, 2001 and has offices in Toronto, Canada, Hong Kong, and Hawaii.

     In September 1999, Vialta issued 40 million shares of Series A Convertible Preferred Stock (Series A) at $0.25 per share to the Company for $10.0 million in cash. In October 1999, Mr. Fred Chan, Chairman of ESS and Vialta, purchased 4 million shares of Vialta common stock at $0.25 per share for $1.0 million by issuing a full recourse promissory note to Vialta, which bears interest at a market rate. The principal and accrued interest under this promissory note was paid in full in March 2000. Also in October 1999, Vialta issued 400,000 and 1,820,000 common shares at $0.25 per share to the Company and certain employees, respectively, for full recourse promissory notes in the aggregate principal amount of $555,000. These notes have been fully paid in cash to Vialta in the first quarter of 2000.

     In December 1999, Vialta issued 40.3 million shares of Series B Preferred Stock (Series B) at $2.60 per share for $104.8 million, 20 million shares to the Company for $52.0 million and 20.3 million shares to third party investors for $52.8 million in cash. In January 2000, Vialta received $20.8 million in the form of a full recourse promissory note, which bears interest at a market rate, from a party controlled by Mr. Fred S.L. Chan and his wife Ms. Annie Chan, a director of the Company, for the purchase of 8 million shares of Series B Preferred Stock at $2.60 per share. The principal and accrued interests under this promissory note were paid in full in March 2000. During the first quarter of 2000, Vialta received $7.0 million in cash from third party investors for subscriptions to purchase 2.7 million shares of its Series B Preferred Stock.

     As of December 31, 2000, minority interest is comprised of the Vialta Series A Convertible Preferred Stock, Vialta Series B Convertible Preferred Stock and Common Stock, net of loss pertaining to the minority interest shareholders.

     As of December 31, 2000, the Company has a 62.1% voting interest in Vialta.

                              ESS TECHNOLOGY, INC.

CONVERTIBLE PREFERRED STOCK

     Vialta's Articles of Incorporation, as amended, authorizes the Company to issue 180,000,000 shares of convertible preferred stock, with no par value.

     Convertible Preferred Stock at December 31, 2000 consists of the following (in thousands):

                                                       SHARES              PROCEEDS AND
                                              -------------------------    LIQUIDATION
                                              AUTHORIZED    OUTSTANDING       AMOUNT
                                              ----------    -----------    ------------
Series
A...........................................    40,000         40,000        $ 10,000
B...........................................    51,000         51,000         132,600
C...........................................    10,000             --              --
                                               -------        -------        --------
                                               101,000         91,000        $142,600

     Holders of Series A, Series B and Series C Convertible Preferred Stock ("Preferred Stock") have various rights and preferences as follows:

VOTING RIGHTS

     The holder of each share of Preferred Stock shall have the right to one vote for each share of Common Stock into which such Preferred Stock could then be converted.

CONVERSION

     Each share of Preferred Stock is convertible, at the option of the holder, according to a conversion ratio of one share of Common Stock for one share of Preferred Stock, subject to adjustment for dilution and Common Stock splits, and Preferred Stock automatically converts into the number of shares of Common Stock into which such shares are convertible at the then effective conversion ratio upon: (1) the closing of a public offering of Common Stock at a per share price of at least $7.50 per share with gross proceeds of at least $30 million or (2) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Preferred Stock, voting together as a class. The initial conversion price per share shall be $0.25 for shares of Series A, $2.60 for shares of Series B and $2.68 for shares of Series C, respectively.

DIVIDENDS

     Series A Preferred Stock and Series B Preferred Stock are entitled to receive dividends at the rate of $0.10 per share per annum on each outstanding share of Series A and Series B Preferred Stock payable quarterly when, as and if declared by the Board of Directors. Such dividends shall not be cumulative.

LIQUIDATION

     In the event of liquidation, dissolution or winding up of Vialta, either voluntary of involuntary, the holders of the Series A, and Series B and Series C Preferred Stock shall be entitled to receive, prior to and in preference to any distribution of any of the assets of Vialta to the holders of Common Stock an amount equal to $0.25, $2.60 and $2.68 for each share of Series A, Series B and Series C Preferred Stock, respectively, plus declared and unpaid dividends.

COMMON STOCK

     Vialta's Articles of Incorporation, as amended, authorizes Vialta to issue 300,000,000 shares of common stock, with no par value. At December 31, 1999 and 2000, 6,220,000 and 6,230,500 shares, respectively, at $0.25 per share were issued and outstanding.

                              ESS TECHNOLOGY, INC.

     Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of the holders of all classes of stock outstanding having priority rights as to dividends.

VIALTA STOCK OPTION PLAN

     In August 1999, Vialta adopted a stock incentive plan (the "1999 Plan"). Under the 1999 Plan, Vialta incentive stock options may be granted to its employees, directors, non-employee directors and consultants. The aggregate number of shares reserved for awards under the 1999 Plan shall not exceed 10,000,000 shares. The exercise price of an ISO shall not be less than 100% of the fair market value (110% for 10 percent shareholders); the exercise price of an NSO shall not be less than 85% of the fair market value (110% for 10 percent shareholders). Options shall vest at least as rapidly as 20% annually over a five-year period.

2000 DIRECTORS STOCK OPTION PLAN

     In February 2000, Vialta adopted the 2000 Directors Stock Option Plan (the "2000 Director Plan"). Under the 2000 Director Plan, the Company's nonqualified stock options ("NSO") may be granted to nonemployee members of the Board of Directors of the Company. The aggregate number of shares reserved for issuance is 300,000 shares subject to adjustment as provided in this 2000 Director Plan. Each optionee who becomes a member of the Board will automatically be granted an option for 32,000 shares. The exercise price of the option shall be the fair market value at the time the option is granted. Options shall generally vest over a four-year period.

14. SUBSEQUENT EVENTS:

     In January 2001, the Company entered into an Asset Purchase Agreement to acquire certain assets from I-Computer Limited, a British Virgin Islands corporation. I-Computer Limited is in the business of developing video DVD and related entertainment and consumer products and extending such technology to educational and game applications. The asset purchase price of $2.8 million was paid on January 17, 2001.

     On February 13, 2001, the Company announced that its Board of Directors has authorized the Company to repurchase, at market prices and as market business conditions warrant, up to an additional two million shares of ESS common stock. The Company has more than 42 million shares of common stock outstanding. The stock will be repurchased on the open market from time to time at management's discretion.

     On February 27, 2001, the Company signed a Letter of Intent to purchase Silicon Analog Systems Corporation ("SAS"). SAS is a semiconductor design company that specializes in the design of Analog and Mixed Signal Integrated circuits based in British Columbia (Canada). The Company is still working on finalizing the transaction.

     On March 9, 2001, Vialta invested $1.0 million for 19% interest in TAO Music, Inc with a warrant to purchase an additional 6% interest (25% total of the then outstanding equity on a fully diluted basis) for a fixed price of $500,000 for 18 months.

SELECTED QUARTERLY OPERATING RESULTS (UN-AUDITED)

     The following table presents un-audited quarterly financial information for each of the Company's last eight quarters. This information has been derived from the Company's un-audited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the quarterly results.

                                                                 2000                                     1999
                                                --------------------------------------   --------------------------------------
                                                MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                                -------   -------   --------   -------   -------   -------   --------   -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues..................................  $83,597   $79,587   $87,714    $52,538   $79,295   $67,228   $75,400    $88,728
Cost of revenues..............................   53,114    49,296    52,521     37,521    48,047    40,873    46,949     55,660
                                                -------   -------   -------    -------   -------   -------   -------    -------
  Gross profit................................   30,483    30,291    35,193     15,017    31,248    26,355    28,451     33,068
Operating expenses:
  Research and development....................   10,749    12,118    10,752     13,610     9,025     8,642     9,637     10,079
  In-process research and development.........    2,625        --        --         --        --        --        --         --
  Selling, general and administrative.........   10,390    12,007    13,836      9,890     8,446     9,523    10,460     11,306
                                                -------   -------   -------    -------   -------   -------   -------    -------
Operating income (loss).......................    6,719     6,166    10,605     (8,483)   13,777     8,190     8,354     11,683
Nonoperating income, net......................    2,878     2,870    36,841      5,227     1,061     1,149     1,202      1,766
                                                -------   -------   -------    -------   -------   -------   -------    -------
Income (loss) before income taxes.............    9,597     9,036    47,446     (3,256)   14,838     9,339     9,556     13,449
Provision for (benefit from) income taxes.....    3,054     2,127    17,183        582     2,226     1,401     1,433      2,017
                                                -------   -------   -------    -------   -------   -------   -------    -------
Net income (loss) before minority interest....    6,543     6,909    30,263     (3,838)   12,612     7,938     8,123     11,432
                                                -------   -------   -------    -------   -------   -------   -------    -------
Minority interest (loss)......................   (2,148)   (1,582)   (2,456)    (2,243)       --        --        --         --
                                                -------   -------   -------    -------   -------   -------   -------    -------
Net income (loss).............................  $ 8,691   $ 8,491   $32,719    $(1,595)  $12,612   $ 7,938   $ 8,123    $11,432
                                                =======   =======   =======    =======   =======   =======   =======    =======
Net income (loss) per share:
  Basic.......................................  $  0.21   $  0.20   $  0.76    $ (0.04)  $  0.31   $  0.20   $  0.20    $  0.28
                                                =======   =======   =======    =======   =======   =======   =======    =======
  Diluted(1)..................................  $  0.19   $  0.18   $  0.71    $ (0.04)  $  0.28   $  0.18   $  0.18    $  0.24
                                                =======   =======   =======    =======   =======   =======   =======    =======
Shares used in calculating net income (loss)
  per share:
  Basic.......................................   41,804    42,374    43,310     42,699    40,579    40,294    40,545     41,143
                                                =======   =======   =======    =======   =======   =======   =======    =======
  Diluted(1)..................................   46,869    48,006    46,138     42,699    44,669    45,133    46,021     46,677
                                                =======   =======   =======    =======   =======   =======   =======    =======

     The following table sets forth the above quarterly financial information as a percentage of net revenues:

                                                               2000                                     1999
                                              --------------------------------------   --------------------------------------
                                              MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                              -------   -------   --------   -------   -------   -------   --------   -------
Net revenues................................   100.0%    100.0%    100.0%     100.0%    100.0%    100.0%    100.0%     100.0%
Cost of revenues............................    63.5      61.9      59.9       71.4      60.6      60.8      62.3       62.7
                                               -----     -----     -----      -----     -----     -----     -----      -----
  Gross margin..............................    36.5      38.1      40.1       28.6      39.4      39.2      37.7       37.3
Operating expenses:
  Research and development..................    12.9      15.2      12.3       25.9      11.4      12.8      12.8       11.4
  In-process research and development.......     3.1        --        --         --        --        --        --         --
  Selling, general and administrative.......    12.4      15.1      15.8       18.8      10.6      14.2      13.8       12.7
                                               -----     -----     -----      -----     -----     -----     -----      -----
Operating income (loss).....................     8.1       7.8      12.1      (16.1)     17.4      12.2      11.1       13.2
Nonoperating income, net....................     3.4       3.6      42.0        9.9       1.3       1.7       1.6        2.0
                                               -----     -----     -----      -----     -----     -----     -----      -----
Income (loss) before income taxes...........    11.5      11.4      54.1       (6.2)     18.7      13.9      12.7       15.2
Provision for (benefit from) income taxes...     3.7       2.7      19.6        1.1       2.8       2.1       1.9        2.3
                                               -----     -----     -----      -----     -----     -----     -----      -----
Net income (loss) before minority
  interest..................................     7.8       8.7      34.5       (7.3)     15.9      11.8      10.8       12.9
Minority interest (loss)....................    (2.6)     (2.0)     (2.8)      (4.3)       --        --        --         --
                                               -----     -----     -----      -----     -----     -----     -----      -----
Net income (loss)...........................    10.4%     10.7%     37.3%      (3.0)%    15.9%     11.8%     10.8%      12.9%
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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors and certain information concerning the Company's Executive Officers required by this Item is incorporated by reference in the Company's Proxy Statement, which the Company will file with the Commission not later than 120 days after its fiscal year-end. The notes concerning the Company's executive officers required by this Item is set forth at the end of Part I in a section captioned "Executive Officers of the Registrant," above.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections in the Company's Proxy Statement entitled "Executive Compensation," which the Company will file with the Commission not later than 120 days after its fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference in the Company's Proxy Statement, which the Company will file with the Commission not later than 120 days after its fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference in the Company's Proxy Statement, which the Company will file with the Commission not later than 120 days after its fiscal year-end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

     The consolidated financial statements of the registrant as set forth under
Item 8 are filed as part of the Form 10-K.

     (a)(2) FINANCIAL STATEMENT SCHEDULE

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
ESS Technology, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 21, 2001 appearing in this Registration Statement on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose
January 21, 2001

                                                                     Schedule II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                     ADDITIONS
                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING    COSTS AND                   ENDING
                                                        OF PERIOD     EXPENSES    DEDUCTIONS   OF PERIOD
                                                        ----------   ----------   ----------   ----------
Year Ended December 31, 2000
  Allowance for doubtful accounts.....................   $ 2,459      $ 1,534       $1,600      $ 2,393
  Allowance for sales returns.........................   $   315      $ 7,110       $6,505      $   920
  Inventory reserves..................................   $18,147      $14,340       $1,743      $30,744
  Valuation allowance on deferred tax assets..........   $    --      $ 9,485       $   --      $ 9,485

Year Ended December 31, 1999
  Allowance for doubtful accounts.....................   $ 3,928      $    --       $1,469      $ 2,459
  Allowance for sales returns.........................   $   315      $ 2,983       $2,983      $   315
  Inventory reserves..................................   $18,077      $ 1,724       $1,654      $18,147

Year Ended December 31, 1998
  Allowance for doubtful accounts.....................   $   986      $ 2,942       $   --      $ 3,928
  Allowance for sales returns.........................   $   315      $   507       $  507      $   315
  Inventory reserves..................................   $20,784      $    --       $2,707      $18,077

     All other schedules for which provision is make in applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are applicable.

     The independent accountants' reports with respect to the above listed financial statements and financial statement schedule listed in Item 14(a)(1) and 14(a)(2), respectively, are filed on page 29 and page 54, respectively on Form 10-K.

        (3) EXHIBITS

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
 2.01    Agreement and Plan of Reorganization dated December 12, 1995 among Registrant, ESS Acquisition Corporation and VideoCore
         Technology, Inc. ("VideoCore") (Incorporated herein by
         reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 17, 1996, File No. 000-26660 (the
         "Form 8-K")).
 2.02    Agreement of Merger dated as of January 3, 1996 among
         Registrant, ESS Acquisition Corporation and VideoCore.
         (Incorporated herein by reference to Exhibit 2.2 to the Form
         8-K).
 2.03    First Amended and Restated Agreement and Plan of
         Reorganization dated as of April 27, 1997 among Registrant,
         EP Acquisition Corporation and Platform Technologies, Inc.
         (Incorporated herein by reference to Exhibit 2.1 to the
         Registrant's Current Report on Form 8-K dated April 30, 1997
         File No. 000-26660).
 3.01    Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant's Form S-1
         registration statement (File No. 33-95388) declared
         effective by the Securities and Exchange Commission on
         October 5, 1995 (the "Form S-1")).
 3.02    Registrant's Bylaws as amended (Incorporated herein by
         reference to Exhibit 3.02 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed on
         March 31, 1999, File No. 000-26660).
 4.01    Registrant's Registration Rights Agreement dated May 28,
         1993 among the Registrant and certain security holders
         (Incorporated herein by reference to Exhibit 10.07 to the
         Form S-1).
10.01    Registrant's 1986 Stock Option Plan and related documents
         (Incorporated herein by reference to Exhibit 10.01 to the
         Form S-1).*
10.02    Registrant's 1992 Stock Option Plan and related documents
         (Incorporated herein by reference to Exhibit 10.02 to the
         Form S-1).*
10.03    Registrant's 1995 Equity Incentive Plan and related
         documents as amended (Incorporated herein by reference to
         Exhibit 10.03 to the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1998, filed on March 31,
         1999), File No. 000-26660.*
10.04    Registrant's 1995 Directors Stock Option Plan and related
         documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
10.05    Registrant's 1995 Employee Stock Purchase Plan and related documents as amended (Incorporated herein by reference to
         Exhibit 10.05 to the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1998, filed on March 31,
         1999, File No. 000-26660).*
10.06    Registrant's Amended 401(k) Plan (Incorporated herein by
         reference to Exhibit 10.06 to the Form S-1).*
10.11    Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
10.18    Foundry Agreement dated March 29, 1993 between Registrant
         and Integrated Circuit Works Incorporated (Incorporated
         herein by reference to Exhibit 10.18 to the Form S-1).**
10.19    Purchase Agreement dated June 17, 1994 between Compaq
         Computer Corporation and Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
10.20    International Distributorship Agreement dated July 1, 1994 between Registrant and Universe Electron Corporation
         (Incorporated herein by reference to Exhibit 10.20 to the
         Form S-1).
10.21    Option I Agreement between Registrant and Taiwan
         Semiconductor Manufacturing Co., Ltd. ("TSMC") dated
         November 30, 1995, as amended December 28, 1995.
         (Incorporated herein by reference to Exhibit 10.21 to the
         Registrant's Annual Report on Form 10-K, dated February 29,
         1996 as amended March 29, 1996, File No. 000-26660 (the
         "1995 Form 10-K").**
10.22    Option II Agreement between Registrant and TSMC dated
         November 30, 1995. (Incorporated herein by reference to
         Exhibit 10.22 to the 1995 Form 10-K).**
10.23    Foundry Venture Agreement between Registrant and United
         Microelectronics Corporation ("UMC") dated November 28,
         1995, as amended January 31, 1996. (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).**
10.24    FabVen Foundry Capacity Agreement among FabVen, UMC and
         Registrant dated November 28, 1995. (Incorporated herein by reference to Exhibit 10.24 to the 1995 Form 10-K).**
10.25    Form of Employment and Non-Competition Agreement among the
         Registrant, VideoCore and Jan Fandrianto dated December 12,
         1995. (Incorporated herein by reference to Exhibit 2.1 to
         the Form 8-K).*
10.26    Form of Employment and Non-Competition Agreement among the
         Registrant, VideoCore and Chi-Shin Wang dated December 12,
         1995. (Incorporated herein by reference to Exhibit 21 to the
         Form 8-K).*
10.27    Form of Employment Agreement and Promissory Note among the
         Registrant and John H. Barnet dated August 22 and September
         16, 1996, respectively. (Incorporated herein by reference to
         Exhibit 10.27 to the Registrant's Report on Form 10-Q, dated
         November 14, 1996).*
10.30    1997 Equity Incentive Plan and related agreements, as
         amended (Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No.
         000-26660).*
11.01    Computation of Net Income Per Share.
21.01    List of Registrant's subsidiaries.
23.01    Consent of Independent Accountants.

---------------
 * Represents a management contract or compensatory plan of arrangement.

** Confidential treatment has been granted with respect to certain portions of this agreement.

     (b) REPORTS ON FORM 8-K:

     The Company did not file a report on Form 8-K during the quarter ended December 31, 2000.

     With the exception of the information incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

                                   SIGNATURES

     Pursuant to the requirements of section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESS TECHNOLOGY, INC.
                                          (Registrant)

Date: March 30, 2001                      By:      /s/ ROBERT L. BLAIR
                                            ------------------------------------
                                                      Robert L. Blair
                                               President and Chief Executive
                                                           Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ ROBERT L. BLAIR                        Director, President,        March 30, 2001
----------------------------------------------------       Chief Executive Officer
                   Robert L. Blair

                  /s/ JAMES B. BOYD                      Chief Financial Officer and    March 30, 2001
----------------------------------------------------      Chief Accounting Officer
                    James B. Boyd

                 /s/ FRED S.L. CHAN                            Chairman of the          March 30, 2001
----------------------------------------------------         Board of Directors
                   Fred S.L. Chan

                 /s/ ANNIE M.H. CHAN                              Director              March 30, 2001
----------------------------------------------------
                   Annie M.H. Chan

                  /s/ MATTHEW FONG                          Vice Chairman of the        March 30, 2001
----------------------------------------------------         Board of Directors
                    Matthew Fong

                  /s/ PETER T. MOK                                Director              March 30, 2001
----------------------------------------------------
                    Peter T. Mok

                    /s/ DAVID LEE                                 Director              March 30, 2001
----------------------------------------------------
                      David Lee

                   /s/ DOMINIC NG                                 Director              March 30, 2001
----------------------------------------------------
                     Dominic Ng

                   /s/ PETER COHN                                 Secretary             March 30, 2001
----------------------------------------------------
                     Peter Cohn

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
 2.01    Agreement and Plan of Reorganization dated December 12, 1995 among Registrant, ESS Acquisition Corporation and VideoCore
         Technology, Inc. ("VideoCore") (Incorporated herein by
         reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 17, 1996, File No. 000-26660 (the
         "Form 8-K")).
 2.02    Agreement of Merger dated as of January 3, 1996 among
         Registrant, ESS Acquisition Corporation and VideoCore.
         (Incorporated herein by reference to Exhibit 2.2 to the Form
         8-K).
 2.03    First Amended and Restated Agreement and Plan of
         Reorganization dated as of April 27, 1997 among Registrant,
         EP Acquisition Corporation and Platform Technologies, Inc.
         (Incorporated herein by reference to Exhibit 2.1 to the
         Registrant's Current Report on Form 8-K dated April 30, 1997
         File No. 000-26660).
 3.01    Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant's Form S-1
         registration statement (File No. 33-95388) declared
         effective by the Securities and Exchange Commission on
         October 5, 1995 (the "Form S-1")).
 3.02    Registrant's Bylaws as amended (Incorporated herein by
         reference to Exhibit 3.02 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed on
         March 31, 1999, File No. 000-26660).
 4.01    Registrant's Registration Rights Agreement dated May 28,
         1993 among the Registrant and certain security holders
         (Incorporated herein by reference to Exhibit 10.07 to the
         Form S-1).
10.01    Registrant's 1986 Stock Option Plan and related documents
         (Incorporated herein by reference to Exhibit 10.01 to the
         Form S-1).*
10.02    Registrant's 1992 Stock Option Plan and related documents
         (Incorporated herein by reference to Exhibit 10.02 to the
         Form S-1).*
10.03    Registrant's 1995 Equity Incentive Plan and related
         documents as amended (Incorporated herein by reference to
         Exhibit 10.03 to the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1998, filed on March 31,
         1999), File No. 000-26660.*
10.04    Registrant's 1995 Directors Stock Option Plan and related
         documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
10.05    Registrant's 1995 Employee Stock Purchase Plan and related documents as amended (Incorporated herein by reference to
         Exhibit 10.05 to the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1998, filed on March 31,
         1999, File No. 000-26660).*
10.06    Registrant's Amended 401(k) Plan (Incorporated herein by
         reference to Exhibit 10.06 to the Form S-1).*
10.11    Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
10.18    Foundry Agreement dated March 29, 1993 between Registrant
         and Integrated Circuit Works Incorporated (Incorporated
         herein by reference to Exhibit 10.18 to the Form S-1).**
10.19    Purchase Agreement dated June 17, 1994 between Compaq
         Computer Corporation and Registrant (Incorporated herein by reference to Exhibit 10.19 to the Form S-1).**
10.20    International Distributorship Agreement dated July 1, 1994 between Registrant and Universe Electron Corporation
         (Incorporated herein by reference to Exhibit 10.20 to the
         Form S-1).
10.21    Option I Agreement between Registrant and Taiwan
         Semiconductor Manufacturing Co., Ltd. ("TSMC") dated
         November 30, 1995, as amended December 28, 1995.
         (Incorporated herein by reference to Exhibit 10.21 to the
         Registrant's Annual Report on Form 10-K, dated February 29,
         1996 as amended March 29, 1996, File No. 000-26660 (the
         "1995 Form 10-K").**

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
10.22    Option II Agreement between Registrant and TSMC dated
         November 30, 1995. (Incorporated herein by reference to
         Exhibit 10.22 to the 1995 Form 10-K).**
10.23    Foundry Venture Agreement between Registrant and United
         Microelectronics Corporation ("UMC") dated November 28,
         1995, as amended January 31, 1996. (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).**
10.24    FabVen Foundry Capacity Agreement among FabVen, UMC and
         Registrant dated November 28, 1995. (Incorporated herein by reference to Exhibit 10.24 to the 1995 Form 10-K).**
10.25    Form of Employment and Non-Competition Agreement among the
         Registrant, VideoCore and Jan Fandrianto dated December 12,
         1995. (Incorporated herein by reference to Exhibit 2.1 to
         the Form 8-K).*
10.26    Form of Employment and Non-Competition Agreement among the
         Registrant, VideoCore and Chi-Shin Wang dated December 12,
         1995. (Incorporated herein by reference to Exhibit 21 to the
         Form 8-K).*
10.27    Form of Employment Agreement and Promissory Note among the
         Registrant and John H. Barnet dated August 22 and September
         16, 1996, respectively. (Incorporated herein by reference to
         Exhibit 10.27 to the Registrant's Report on Form 10-Q, dated
         November 14, 1996).*
10.30    1997 Equity Incentive Plan and related agreements, as
         amended (Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No.
         000-26660).*
11.01    Computation of Net Income Per Share.
21.01    List of Registrant's subsidiaries.
23.01    Consent of Independent Accountants.

---------------
 * Represents a management contract or compensatory plan of arrangement.

** Confidential treatment has been granted with respect to certain portions of this agreement.