Form 10-Q
period 2001-03-31
ESS TECHNOLOGY INC
filed 2001-05-15
CIK 907410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2001.

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

        Yes [X]     No [ ]

        As of April 27, 2001, the registrant had 42,669,954 shares of Common Stock outstanding.

                              ESS TECHNOLOGY, INC.
                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                               ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets - March 31, 2001, unaudited and December 31, 2000, audited              3

            Consolidated Statements of operation - three months ended March 31, 2001
            and 2000, unaudited                                                                                 4

            Consolidated Statements of Cash Flows - three months ended March 31, 2001 and 2000, unaudited       5

            Notes to Consolidated Financial Statements                                                          6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of operation               12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                         22

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                  22

Item 4.     Submission of Matters to a Vote of Security Holders                                                23

Item 6.     Exhibits and Reports on Form 8-K                                                                   23

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              ESS TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)

                                                                        Mar. 31          Dec. 31
                                                                          2001             2000
                                                                       ---------       ---------
                                              ASSETS
Current assets:
  Cash and cash equivalents                                            $  45,227       $  25,715
  Short-term investments                                                  13,387          33,123
  Accounts receivable, net                                                38,390          51,311
  Inventories, net                                                        85,343          98,940
  Prepaid expenses and other assets                                        2,714           2,627
  Net assets of discontinued operation, net of minority interest          28,614          46,131
                                                                       ---------       ---------

    Total current assets                                                 213,675         257,847

Property, plant and equipment, net                                        28,821          31,081
Other assets, net                                                          5,151           4,737
                                                                       ---------       ---------

    Total assets                                                       $ 247,647       $ 293,665
                                                                       =========       =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                $  54,055       $  69,574
  Income tax payable and deferred income taxes                             2,518           3,678
                                                                       ---------       ---------

    Total current liabilities                                             56,573          73,252
                                                                       ---------       ---------

Non-current deferred tax liability                                         9,061           9,061
                                                                       ---------       ---------

Commitments and Contingencies (Note 6)

Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
    none issued and outstanding                                               --              --
  Common stock, no par value, 100,000 shares authorized; 42,452 and 42,138 shares issued and outstanding at March 31, 2001
    and December 31, 2000, respectively                                  149,357         149,120
  Other comprehensive loss (Note 9)                                      (16,120)         (7,378)
  Retained earnings                                                       48,776          69,610
                                                                       ---------       ---------

    Total shareholders' equity                                           182,013         211,352
                                                                       ---------       ---------
    Total liabilities and shareholder's equity                          $247,647        $293,665
                                                                       =========       =========

        Year 2000 amounts have been reclassified to reflect separately the results of discontinued operation. The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

                              ESS TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                                              For the quarter ended
                                                                           ---------------------------
                                                                            Mar. 31          Mar. 31
                                                                              2001             2000
                                                                           ----------       ----------
Net revenues                                                               $   50,808       $   82,996
Cost of revenues                                                               39,606           51,588
                                                                           ----------       ----------

  Gross profit                                                                 11,202           31,408

Operating expenses:
  Research and development                                                      7,013            8,464
  In-process research and development                                               -            2,625
  Selling, general and administrative                                           9,741            9,800
                                                                           ----------       ----------

Operating income (loss)                                                        (5,552)          10,519

Nonoperating income, net                                                        2,002            4,821
                                                                           ----------       ----------

Income (loss) from continuing operation before income taxes                    (3,550)          15,340
Provision for (benefit from) income taxes                                        (382)           3,054
                                                                           ----------       ----------
Net income (loss) from continuing operation                                    (3,168)          12,286
                                                                           ----------       ----------
Discontinued operation, net of minority interest

  Loss from discontinued operation, net of minority interest                   (4,205)          (3,595)
  Loss on disposal of discontinued operation, net of minority interest        (13,312)               -
                                                                           ----------       ----------
Net loss from discontinued operation, net of minority interest                (17,517)          (3,595)
                                                                           ----------       ----------
Net income (loss)                                                          $  (20,685)      $    8,691
                                                                           ==========       ==========
Net income (loss) per share:
    Basic:
       Continuing operation                                                $    (0.07)      $     0.29
       Discontinued operation                                                   (0.42)           (0.08)
                                                                           ----------       ----------
                                                                           $    (0.49)      $     0.21
                                                                           ==========       ==========
    Diluted:
       Continuing operation                                                $    (0.07)      $     0.26
       Discontinued operation                                                   (0.42)           (0.07)
                                                                           ----------       ----------
                                                                           $    (0.49)      $     0.19
                                                                           ==========       ==========
Shares used in calculating net income (loss) per share:
    Basic                                                                      42,370           41,804
                                                                           ----------       ----------
    Diluted                                                                    42,370           46,869
                                                                           ==========       ==========

        Year 2000 amounts have been reclassified to reflect separately the results of discontinued operation. The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

                              ESS TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                             Three Months Ended
                                                                       --------------------------------
                                                                       Mar. 31, 2001      Mar. 31, 2000
                                                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $    (20,685)      $      8,691
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Loss from discontinued operation                                           17,517              3,595
  Depreciation and amortization                                               3,834              3,710
  Acquired in-process research and development                                    -              2,625
  Change in assets and liabilities:
       Accounts receivable                                                   12,921            (23,491)
       Inventories                                                           13,597             (8,971)
       Prepaid expenses and other assets                                        (87)              (737)
       Accounts payable and accrued expenses                                (15,519)               (38)
       Income tax payable and deferred income taxes                           4,234              7,030
                                                                       -------------      -------------
      Net cash provided by (used in) operating activities
        of continuing operation                                               15,812             (7,586)
                                                                       -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                    (187)            (1,285)
  Cash paid for acquisition                                                       -             (3,733)
  Sale of short-term investments                                              5,685              4,988
  Purchase of short-term investments                                            (85)                 -
  Purchase of long-term investments                                          (1,800)              (665)
                                                                       -------------      -------------
          Net cash provided by (used in) investing activities
            of continuing operation                                            3,613               (695)
                                                                       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                                                   (415)                 -
  Issuance of common stock                                                      502              1,353
                                                                       -------------      -------------
          Net cash provided by financing activities
            of continuing operation                                               87              1,353
                                                                       -------------      -------------
Net increase (decrease) in cash and cash equivalents                         19,512             (6,928)
Cash and cash equivalents at beginning of period                             25,715             40,413
                                                                       -------------      -------------
Cash and cash equivalents at end of period                             $     45,227       $     33,485
                                                                       =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash refunded from income taxes                                        $       4,875      $      3,975
                                                                       =============      =============

            See notes to unaudited consolidated financial statements.

        Year 2000 amounts have been reclassified to reflect separately the results of discontinued operation. The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

                              ESS TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (amounts in thousand, except per share amounts)

NOTE 1.  NATURE OF BUSINESS

        ESS Technology, Inc. and its subsidiaries ("ESS" or the "Company") design, market and support highly integrated mixed-signal semiconductor solutions for multimedia applications in the Internet, personal computer ("PC") and consumer electronics marketplaces.

        The Company was incorporated in California in 1984 and became a public company in 1995. In April 1999, the Company established a subsidiary, Vialta, Inc. ("Vialta"), through which ESS planned to introduce advanced, user-friendly products and applications for the Internet. Vialta was incorporated in California and headquartered in Fremont. As of March 31, 2001, the Company has a 62.1% ownership and voting interest in Vialta.

        On April 21, 2001, ESS's Board of Directors adopted a plan to distribute Vialta shares to ESS shareholders within twelve months thereafter. As such Vialta is reported separately as a discontinued operation for all periods presented within the Company's financial statements. See "Footnote 5 - Discontinued Operation"


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

        The accompanying unaudited Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect only those normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows of the Company for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 2000 and 1999, included in the Company's Form 10-K. The results of operation for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2001.


Interim unaudited information

        Preparing the Company's financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the close of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to present the financial statements on a consistent basis.

Revenue recognition

        Revenue from continuing operation is primarily generated by product sales, which are recognized at the time of shipment except for certain shipments to distributors with rights of return and allowances, in which case, revenue is deferred until the distributor resells the product. For sales recognized at the time of shipment, reserves for estimated returns and price adjustments are provided at the time of shipment.


Recent accounting pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operation or as a component of comprehensive income, depending on the nature of the transaction. SFAS No. 133 did not have any impact on the Company's results of operation, financial position and cash flows.

NOTE 3. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                         Mar. 31,           Dec. 31,
                                                          2001                2000
                                                       ------------       ------------
Cash and cash equivalents:
  Cash and money market accounts                       $     30,409       $     23,597
  U.S. government notes and bonds                            14,691              1,991
  Certificates of deposit                                       127                127
                                                       ------------       ------------
                                                       $     45,227       $     25,715
                                                       ============       ============
Short-term investments:
  U.S. government notes and bonds                             3,425              9,025
  Marketable securities                                $     36,029       $     36,029
  Unrealized loss on marketable securities                  (26,067)      $    (11,931)
                                                       ------------       ------------
                                                       $     13,387       $     33,123
                                                       ============       ============
Accounts receivable:
  Accounts receivable                                  $     39,289       $     53,704
  Less: allowance for doubtful accounts                        (899)            (2,393)
                                                       ------------       ------------
                                                       $     38,390       $     51,311
                                                       ============       ============
Inventories:
  Raw materials                                        $     39,980       $     47,776
  Work-in-process                                            18,605             21,301
  Finished goods                                             26,758             29,863
                                                       ------------       ------------
                                                       $     85,343       $     98,940
                                                       ============       ============
Property and equipment:
  Land                                                 $      2,860       $      2,860
  Building and building improvements                         22,823             22,796
  Machinery and equipment                                    30,336             30,206
  Furniture and fixtures                                     12,250             12,220
                                                       ------------       ------------
                                                             68,269             68,082
  Less: accumulated depreciation and amortization           (39,448)           (37,001)
                                                       ------------       ------------
                                                       $     28,821       $     31,081
                                                       ============       ============
Accounts payable and accrued expenses:
  Accounts payable                                     $     23,681       $     37,006
  Accrued compensation costs                                  3,908              5,044
  Accrued commission and royalties                           12,982             12,074
  Other accrued liabilities                                  13,484             15,450
                                                       ------------       ------------
                                                       $     54,055       $     69,574
                                                       ============       ============

NOTE 4. EARNINGS PER SHARE

        EPS are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128, requires the Company to report both basic EPS, which are based on the weighted-average number of common shares outstanding, and diluted earnings per share, which are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company has reported a loss from continuing operation during the quarter ended March 31, 2001, the effect of dilutive securities is excluded from the calculation of per share amounts in this quarter.

        In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board Opinion No. 30 "Reporting the Results of Operation -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30").

                                                                  Three Months Ended
                             --------------------------------------------------------------------------------------------
                                            Mar. 31,2001                                    Mar. 31, 2000
                             -------------------------------------------       ------------------------------------------
                                                                 Per                                             Per
                                 Net                            Share              Net                           Share
                               Income           Shares          Amount           Income          Shares          Amount
                             ----------       ----------      ----------       ----------      ----------      ----------
Basic EPS from               $   (3,168)          42,370      $    (0.07)      $   12,286          41,804      $     0.29
  continuing operation
Effects of Dilutive
  Securities:
  Stock options                       -                -               -                -           5,065               -
                             ----------       ----------      ----------       ----------      ----------      ----------
Diluted EPS from
  continuing operation       $   (3,168)          42,370      $    (0.07)      $   12,286          46,869      $     0.26
                             ==========       ==========      ==========       ==========      ==========      ==========


NOTE 5.  DISCONTINUED OPERATION

        On April 21, 2001, the Company adopted a plan to distribute Vialta shares to ESS shareholders within twelve months. For all periods presented, Vialta is accounted for as a discontinued operation in the Company's financial statements in accordance with APB No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

        The Company is attempting to obtain a tax-free ruling from the Internal Revenue Service (the "IRS") with regard to the distribution but intends to distribute its shares of Vialta whether such favorable ruling is received or not. The plan and the estimated cost of disposal are based on the assumption that the Company will receive a tax-free ruling on the distribution from the IRS. The Company may accrue significant additional disposal costs in the future if the tax-free ruling is not received.

        Operating results for the discontinued operation are reported, net of minority interest, under "Net loss from discontinued operation, net of minority interest" on the accompanying Statements of Operation. In addition, an estimated loss for the disposal of the discontinued operation has also been recorded, net of minority interest, under "Loss on disposal of discontinued operation" on the accompanying Statements of Operations in the first quarter of 2001. The estimate includes the anticipated loss on the disposal of the discontinued operation and future operating losses incurred between the measurement date and the estimated disposal date. Management believes that the estimated losses are reasonable given the assumption of a tax-free distribution. The Company may have to accrue significant additional disposal costs in the future if the tax-free ruling is not received.

        For financial reporting purposes, the assets, liabilities and provision for losses of the discontinued operation are combined and classified in the accompanying Balance Sheets as of March 31, 2001 and December 31, 2000, under "Net assets of discontinued operation, net of minority interest."

         The Company has estimated that the disposal of its subsidiary, Vialta, assuming a tax-free distribution, will result in a total loss of $21.4 million, of which $13.3 million is assigned to ESS due to its 62.1% share ownership. Included in the estimate are a $1.1 million charge, net of minority interest, related to the spin off of Vialta and a $12.2 million charge of anticipated operating losses, net of minority interest, from operating the Vialta business between April 1, 2001 and September 2001, the expected completion date for the spin off. Management believes that the estimated losses are reasonable, however, they are based on preliminary data and are subject to revision.

        Summarized below are the operating results for the Vialta business in the accompanying Statements of Operations, under "Loss from discontinued operation, net of minority interest." Also included below is the estimated loss on the disposal of the Vialta business, which is reported, in the accompanying Statements of Operations, under "Loss on disposal of discontinued operation, net of minority interest."

                                                                                     For the quarter ended
                                                                                ---------------------------------
                                                                                March 31, 2001     March 31, 2000
                                                                                --------------     --------------
Operating expenses                                                               $      8,104       $      7,693
Net loss before minority interest                                                      (6,633)            (5,743)
Loss attributable to minority interest                                                  2,428              2,148
                                                                                --------------     --------------
Loss from discontinued operation, net of minority interest                             (4,205)            (3,595)
Loss on disposal of discontinued operation, net of minority interest                  (13,312)                 -
                                                                                --------------     --------------
Loss from discontinued operation, net of minority interest                       $    (17,517)      $     (3,595)
                                                                                ==============     ==============


        Summarized below are the assets and liabilities of the Vialta business in the accompanying Balance Sheets under "Net assets of discontinued operation, net of minority interest."

                                                    March 31, 2001    December 31, 2000
                                                    --------------    ----------------
Assets
Cash and cash equivalents                           $     98,009      $    109,378
Short-term investments                                         -            27,112
Inventories                                                2,336             2,057
Prepaid expenses and other current assets                  4,243             4,857
Property, plant and equipment                             10,218             9,230
Other assets                                               2,418             1,057
                                                    ------------      ------------
Total Assets                                        $    117,224      $    153,691
                                                    ------------      ------------

Liabilities
Accounts payable                                           1,043             1,376
Accrued expenses and other current liabilities             2,646             2,218
Payable to related parties                                   332            30,000
                                                    ------------      ------------
Total liabilities                                          4,021            33,594
                                                    ------------      ------------
Minority interest                                         71,277            73,966
                                                    ------------      ------------
Provision for losses                                      13,312                 -
                                                    ------------      ------------
Net assets of discontinued operation
  net of minority interest                          $     28,614      $     46,131
                                                    ============      ============


NOTE 6.  COMMITMENTS AND CONTINGENCIES

        The plan of spinning off Vialta and the estimated costs of disposal are based on the assumption that the Company will receive a tax-free ruling on the distribution from the IRS. However, the plan calls for the distribution whether the Company receives such favorable ruling or not, and therefore, the Company may have to accrue significant additional disposal costs in the future if the tax-free ruling is not received.

        From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in several lawsuits regarding patent and trademark issues.

        The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operation or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and be required to change its business practices. Either of these results could have a material adverse effect on the Company's financial position, results of operation and cash flows.

NOTE 7.   ACQUISITION AND RELATED CHARGES

        In January 2001, the Company entered into an Asset Purchase Agreement to acquire certain assets from I-Computer Limited, a British Virgin Islands corporation. I-Computer Limited is in the business of developing video DVD and related entertainment and consumer products and extending such technology to educational and game applications. The asset purchase price of $2.8 million was paid by the Company on January 17, 2001.

NOTE 8. TRANSACTIONS WITH AFFILIATES - DISCONTINUED OPERATION

        Effective August 1, 1999, the Company entered into a Research and Development Service Agreement with Vialta whereby ESS provides certain research and development services to Vialta in exchange for a service fee. In addition, Vialta signed a reciprocal agreement with ESS whereby Vialta provides certain non-recurring expense services for the design and development of Internet related products and technologies to ESS in exchange for a service fee. In the periods presented, Vialta did not provide such services to ESS.

        Effective August 1, 1999, the Company entered into an Administrative and Management Service Agreement with Vialta whereby ESS provides certain administrative and managerial services to Vialta include, without limitation, sales support, marketing support, production and logistical support, financial oversight, accounting assistance, contract review, personnel services (including training of employees) and such other general and administrative services as Vialta requires. ESS performs these services in consideration for a service fee. In addition, Vialta signed a reciprocal agreement whereby Vialta provides the services mentioned above to ESS in exchange for a service fee. In the periods presented, Vialta did not provide such services to ESS.

        Effective August 1, 1999, the Company entered into a Purchase Agreement with Vialta whereby Vialta will purchase certain products from ESS.

        The Company anticipates that it will continue to provide such services to Vialta under the terms of the agreements. The following is a summary of major transactions between ESS and Vialta for the periods presented (in thousands):

                                                                     CHARGES BY
                                                                    ESS TO VIALTA
                                                            ------------------------------
        INTERCOMPANY AGREEMENTS                               Q1 2001           Q1 2000
                                                            ------------      ------------
Research and Development Service Agreement ...........      $        602      $        638
Administrative and Management Service Agreement ......      $      1,075      $      1,208

Assignment of Intellectual Property Agreement ........      $          -      $      2,000
Purchase Agreement ...................................      $        637      $        401

NOTE 9. COMPREHENSIVE INCOME (LOSS)

        Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") establishes a standard for the reporting and display of comprehensive income and its components within the financial statements. Comprehensive income is composed of two subsets, net income and other comprehensive income. Included in other comprehensive income for the Company are unrealized gains and losses on marketable securities, net of deferred tax. This adjustment is accumulated under the caption of Other Comprehensive Loss within Consolidated Shareholders' Equity, and the Company has booked $8.7 million of Other Comprehensive Loss during the quarter ended March 31, 2001, net of deferred taxes of $5.4 million.


NOTE 10. SEGMENT INFORMATION

        The Company adopted Statement of Financial Accounting Standards, No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 131 requires disclosures about products and services, geographic areas, and major customers.

        The Company had two reportable segments in 2000: the semiconductor segment and the Internet segment. As discussed in "Footnote 5, Discontinued Operations", the Company's subsidiary, Vialta, which represented the Company's Internet business segment, is being reported as the Company's discontinued operation and the semiconductor business segment is being reported as the Company's continuing operation.

NOTE 11. STOCK REPURCHASE

        In the first quarter of 2001, the Company purchased 75,000 shares back at an average price of $5.53 per share, under the stock repurchase plan adopted by the Board of Directors in 2000.

        On February 13, 2001, the Company announced that its Board of Directors has authorized the Company to repurchase, at market prices and as market business conditions warrant, up to an additional two million shares of ESS common stock. The Company has more than forty two million shares of common stock outstanding. The stock may be repurchased on the open market from time to time at management's discretion. In April 2001, the Company repurchased 180,800 shares of common stock back at an average price of $5.87 under this plan.

NOTE 12. RELATED PARTY TRANSACTIONS

        On December 18, 2000, Vialta received a $30.0 million loan from a related party controlled by Annie M.H. Chan, a director of the Company and the spouse of Fred S.L. Chan. The $30.0 million short-term loan along with $194,000 accrued interest at 5.25% was repaid on January 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Statements contained in this discussion that are not statements of historical fact may be deemed to be forward-looking statements. A number of important factors could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include dependence on continued growth in demand for multimedia capabilities for the PC marketplace as well as the market for consumer electronic products, the Company's ability to take advantage of new markets, increased competition and pricing pressures, general economic conditions specific to the semiconductor industry, the timing and market acceptance of new product introductions, the timely development of new products, continued availability of quality foundry capacity, and other risks set forth in this filing and in the Company's filings from time to time with the Securities and Exchange Commission.

        This information should be read along with the unaudited Financial Statements and notes thereto included in Item I of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended December 31, 2000 and 1999, contained in the Company's Annual Report filed on Form 10-K.

OVERVIEWS

        ESS Technology, Inc. and its subsidiaries design, market and support highly integrated mixed-signal semiconductor solutions for multimedia applications in the Internet, PC and consumer electronics market places.

        The Company was incorporated in California in 1984 and became a public company in 1995. In April 1999, the Company established a subsidiary, Vialta through which ESS planned to introduce advanced, user-friendly products and applications for the Internet. Vialta was incorporated in California and headquartered in Fremont. As of March 31, 2001, the Company owned 62.1% of Vialta.

        In 2000, the Board of Directors of the Company announced the intention to spin off Vialta. On April 21, 2001, ESS's Board adopted a plan to distribute the Company's Vialta shares to ESS shareholders within twelve months thereafter. In accordance with the provisions of APB No. 30, Vialta is reported separately as a discontinued operation for all periods presented within the Company's Financial Statements.

        Operating results for the discontinued operation are reported, net of minority interest, under "Loss from discontinued operation, net of minority interest" on the accompanying Statements of Operation. In addition, an estimated loss for the disposal of the discontinued operation has also been recorded, net of minority interest, under "Loss on disposal of discontinued operation, net of minority interest" on the accompanying Statements of Operation in the first quarter of 2001. The estimate includes the anticipated loss on the disposal of the discontinued operation and any future operating losses incurred between the measurement date and the estimated disposal date. Management believes that the estimated losses are reasonable given the assumption of a tax-free distribution. Company may have to accrue significant additional disposal costs in the future if the tax-free ruling is not received.

        In accordance with APB No. 30, the Company has estimated that the disposal of its subsidiary, Vialta, assuming a tax-free distribution, will result in a total loss of $21.4 million, of which $13.3 million is assigned to ESS due to its 62.1% share ownership. Included in the estimate is a $1.1 million charge, net of minority interest, related to the spin off of Vialta. In addition, the Company has recorded $12.2 million of anticipated operating losses, net of minority interest, from operating the Vialta business between April 1, 2001 and September 2001, the expected completion date for the spin off. Management believes that the estimated losses are reasonable, however, they are based on preliminary data and are subject to revision.

RESULTS OF OPERATIONS

        Our consolidated financial information presents the net effect of the discontinued operation separate from the results of the Company's continuing operation. Historical financial information has been reclassified to present consistently the discontinued operation and the discussion and analysis that follows generally focuses on the continuing operation.

    The following table discloses key elements of the Statements of Operation expressed as a percentage of revenues.

                                                         Three Months Ended
                                                  ---------------------------------
                                                  Mar. 31, 2001       Mar. 31, 2000
                                                  ------------        -------------
Net revenues                                             100.0%              100.0%
Cost of revenues                                          78.0                62.2
                                                  ------------        -------------
  Gross margin                                            22.0                37.8
Operating expenses:
  Research and development                                13.8                10.2
  In-process research and development                      0.0                 3.2
  Selling, general and administrative                     19.2                11.8
                                                  ------------        -------------
Operating income (loss)                                  (11.0)               12.6
Nonoperating income, net                                   3.9                 5.8
                                                  ------------        -------------
Income (loss) before income taxes                         (7.1)               18.4
Provision for (benefit from) income taxes                 (0.8)                3.7
Net income (loss) from continuing operations              (6.3)%              14.7%
                                                  ============        =============


        Net Revenues. The Company's net revenues decreased 38.8% to $50.8 million in the first quarter of 2001 from $83.0 million in the first quarter of 2000. The decrease in net revenues was primarily due to the soft PC market and lower average selling prices ("ASPs").

                           Percentage of Net Revenues

                                          Three Month Ended
                               ---------------------------------------
                               March 31, 2001           March 31, 2000
                               --------------           --------------
PC Audio                            24%                      40%
VCD/SVCD                            54%                      39%
DVD                                 12%                       9%
Other                               10%                      12%
                                  ----                     ----
Total                              100%                     100%

        International revenues accounted for approximately 94% and 91% of the Company's net revenues in the first quarter of 2001 and 2000, respectively. The Company's net revenues are denominated in U.S. dollars. The Company expects that its percentage of international sales will remain high in the future.

        Gross Margins. The Company's gross profit decreased from $31.4 million in the first quarter of 2000 to $11.2 million in the first quarter of 2001, representing corresponding gross margins of 38% and 22%. The decrease in gross margin was primarily due to the unfavorable product mix and the increase in inventory reserves. Excluding the effects of the increase in inventory reserves, gross margin would have been 38% in the first quarter of 2000 and 29% in the first quarter of 2001.

        Research and Development Expenses. On-going research and development expenses were $8.5 million and $7.0 million for first quarter 2000 and first quarter 2001 as a result of the completion of non-recurring projects which occurred in the first quarter of 2000.

        In Process Research and Development Expenses. In February 2000, the Company acquired all of the outstanding shares and vested stock options of NetRidium Communications, Inc. ("NetRidium") and retained all its employees. At the time of acquisition, NetRidium, a development stage company, was developing broadband communication products to enable high-speed networking over existing home phone lines. The Company incurred a $2.6 million charge for in-process research and development related to this acquisition.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.8 million, or 11.8% of net revenues, in the first quarter of 2000, compared to $9.7 million or 19.2% of net revenues in the first quarter of 2001.

        Non-operating Income. Net non-operating income was $4.8 million for the first quarter of 2000, compared to $2.0 million in the first quarter of 2001. The difference was primarily due to the Company recognizing a $2.0 million gain on the transfer in the first quarter of 2000 of videophone and EnReach-based Web Browser technology to its discontinued operation, Vialta.

        Provision for Income Taxes. The Company's effective tax rate was 17% for the first quarter of 2001 and 2000, respectively. The tax rate of 17% was lower than the combined federal and state statutory rate of 40% as a result of the lower foreign tax rate on earnings from the Company's foreign subsidiary that was considered to be permanently reinvested.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2001, the Company had $45.2 million in cash and cash equivalents. This represented an increase of $19.5 million compared to that of December 31, 2000.

        The principal sources of liquidity from the continuing operation in the first quarter of 2001 are due to the following: $12.9 million increase due to collection of accounts receivable and $13.6 million increase due to inventory sell through. The total liquidity and capital resources were offset by $20.7 million of net loss and a decrease of $15.5 million primarily due to company's payments to vendors.

        The Company gained $3.6 million net cash through its investing activities. The Company's cash increased by $5.6 million through its short-term investment activities, and decreased $1.8 million due to the purchase of long-term investments.

        The Company believes that its existing cash and cash equivalents as of March 31, 2001 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $3.1 million to be used primarily for the acquisition of capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

        This report contains certain forward-looking statements that are subject to risks and uncertainties. For such statements, the Company desires to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E of and Rule 3b-6 under the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements regarding the Company's expectations, intentions or future strategies and involve known and unknown risks, uncertainties and other factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements.

        Recent Announcement Plan of Continuing Operation. Recently announced corporate developments have put a strain on our management, this may adversely affect our relationships with our customers and could adversely affect our operating results. On April 21, 2001, the Company announced plans to spin off its subsidiary, Vialta. The Company's plan to become a company focused solely on the semiconductor industry represents a significant change from the business the Company has conducted since Vialta's inception in 1999. Efforts to fulfill these planned changes have placed, and are expected to continue to place, a significant strain on the Company's management team and have diverted, and are expected to continue to divert the management from the day to day operation of our business.

        The Company's historical financial information is not representative of its expected results going forward. Given its plans to spin off the Vialta business, the Company's historical financial information as provided in previous filings would not be representative of its future operating results. The historical information is not necessarily indicative of the future financial results of the semiconductor segment business.

        The Company is attempting to obtain a tax-free ruling from the IRS with regard to the distribution but intends to distribute its shares of Vialta whether such favorable ruling is received or not. The plan and the estimated cost of disposal are based on the assumption that the Company receives a tax-free ruling on the distribution from the IRS. The Company may have to accrue significant additional disposal costs in the future if the tax-free ruling is not received.

        Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in the ASPs of the Company's products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, seasonal customer demand, and the timing of significant orders and significant increases in expenses associated with the expansion of operations. The Company's operating results could also be adversely affected by economic conditions in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. Also, a significant portion of the Company's expenses is fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future. The Company currently places non-cancelable orders to purchase its products from independent foundries on an approximately three-month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be cancelled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are cancelled or do not occur as quickly as expected or forecasted sales levels are not realized, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Competition and Pricing Pressures. The markets in which the Company competes are intensely competitive and are characterized by rapid technological changes, price reductions and rapid product obsolescence. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened life cycles and even shorter design-in cycles, the Company's competitors have more frequent opportunities to achieve design wins in next generation systems. The Company currently competes with add-on card suppliers and other semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be provided at lower costs or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcements and commercial shipments of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the ASPs and margins of the Company's products. In general, product prices in the semiconductor industry decrease over the life of a particular product. The markets for most of the applications for the Company's products are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends, to a significant extent, upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company's business, financial condition and results of operations would be materially adversely affected. See "Factors That May Affect Future Results -- Potential Fluctuations in Operating Results."

        The Company's existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company's competitors also include a number of smaller and emerging companies. The Company's principal PC audio competitors include Cirrus Logic, Creative Technology and Yamaha. The Company's principal video (including VCD/SVCD and
DVD) competitors include C-Cube Microsystems, Winbond, LSI Logic, National Semiconductor, Zoran, and SGS Thomson. The Company's principal communication competitors include Lucent Technologies, PC-Tel, Conexant, 3Com, and Texas Instruments. The Company's principal Internet-related semiconductor competitors include National Semiconductor, Zoran, and LuxSonor.

        Certain of the Company's current and potential competitors maintain their own semiconductor fabrication facilities and may therefore benefit from certain capacity, cost and technical advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new multimedia standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights, and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

        Each successive generation of microprocessors has provided increased performance, which could result in microprocessors capable of performing multimedia functions. In this regard, Intel Corporation includes MMX Instructions (Multimedia Extensions) in its current generation of microprocessors, which improve the microprocessor's performance for graphics, image processing and data computation applications. Intel is promoting the processing power of the Pentium-IV processor for data and signal intensive functions such as graphics acceleration and other multimedia functions. The microprocessor still requires analog and mixed-signal interface chips, such as ESS-supplied IC products, to complete a multimedia subsystem, however there can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products in the future. See "Factors That May Affect Future Results -- Importance of New Products and Technological Changes."

        Dependence on the PC and Consumer Electronics Markets. During first quarter of 2001, sales of video semiconductor chips to the VCD/SVCD and DVD player market accounted for a majority of the Company's revenues. Sales of consumer audio semi-conductor chips also accounted for a significant portion of the Company's net revenues during the first quarter of 2001. The Company expects that sales in the PC and consumer electronics markets will continue to account for a significant portion of its net revenues for the foreseeable future. Any reduction in ASPs or demand for the Company's semiconductor chips, whether because of a reduction in demand for PCs, DVD or VCD players in general, increased competition or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company is currently engaged in the development and introduction of new PC audio, video and modem semiconductor devices for the Internet, PC and consumer electronics markets. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's products are sold for incorporation into desktop and notebook computers and VCD/SVCD and DVD players. Therefore, the Company is heavily dependent on the growth of the markets and the cost requirements for desktop and notebook computers and VCD and DVD players. There can be no assurance that these markets will be able to grow. A slowing in unit volumes and a decrease in ASPs could result in a decline in revenues, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Importance of New Products and Technological Changes. The markets for the Company's products are characterized by evolving industry standards, rapid technological changes and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by its customers and original equipment manufacturers ("OEMs"), the Company must anticipate market trends and meet performance, quality and functionality requirements of such customers and OEMs and must successfully develop and manufacture products that adhere to these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to any possible volume sales of new products. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks, such as an ineffective integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

        The greater integration of functions and complexity of operations of the Company products increase the risk that the Company's customers or end users could discover latent defects or subtle faults only after volumes of product have been shipped. This could result in material recalls and replacement costs for product warranty and support. The recurrence of significant defects, delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance and diversion of the attention of the Company engineering personnel from our product development efforts could also adversely impact the Company's customer relationships.

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

        ESS has from time-to-time experienced disruptions in supply, although to date none of those disruptions have materially adversely affected results. There can be no assurance that manufacturing or assembly problems will not occur in the future or that any such disruptions will not have a material adverse effect upon the Company's results of operations. Furthermore, there can be no assurance that suppliers who have committed to provide products will do so, or that the Company will meet all conditions imposed by such suppliers. The failure to obtain an adequate supply of products on a timely basis would delay product delivery to ESS's customers, which would have a material adverse effect on the Company's business and results of operations. In addition, ESS's business could also be materially and adversely affected if the operations of any supplier are interrupted for a substantial period of time, or if the Company is required, as a result of capacity constraints in the semiconductor industry or otherwise, to increase the proportion of wafers or finished goods purchased from higher cost suppliers in order to obtain adequate product volumes.

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

        Indirect Channels of Distribution. The Company utilizes indirect channels of distribution over which the Company exercises limited control. The Company derives a material percentage of product revenues from its distribution channels. The Company's financial results could be adversely affected if its relationship with these distributors were to deteriorate or if the financial condition of these resellers or distributors were to decline. In addition, as the Company's business grows, the Company may have an increased reliance on indirect channels of distribution. There can be no assurance that the Company will be successful in maintaining or expanding these indirect channels of distribution. This could result in the loss of certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may reduce the Company visibility with respect to future businesses, thereby making it more difficult to accurately forecast orders.

        Customer Concentration. A limited number of customers have accounted for a substantial portion of the Company's net revenues. During the first quarter of 2001 and 2000, sales to the Company's top five customers, including sales to distributors, accounted for approximately 72% and 54%, respectively, of the Company's net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company's business, financial condition and results of operation. The Company expects that a limited number of customers may account for a substantial portion of the net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the Company is often the sole supplier of its products to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will not be cancelled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

        Management of Growth. The Company has experienced growth in unit shipments over the past several years, and the addition of product lines require additional management systems and processes. To manage its future operations and growth effectively, the Company will need to hire and retain management, hire, train, motivate, manage and retain its employees, continue to improve its operational, financial and management information systems and implement additional systems and controls. The competition for highly skilled workers is intense, especially in Silicon Valley. There can be no assurance that the Company will be able to manage such growth effectively, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

        International Operations. Substantially all of the Company's international sales have been to customers in Hong Kong, Taiwan, China, Korea, Japan, Malaysia, and Singapore. The Company expects that its international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United

States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulties in obtaining export licenses for certain technologies, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulties in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although to date the Company has not experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

        In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States, and thus, make the possibility of piracy of the Company's technology and products more likely. Currently, all of the Company's product sales and all of its arrangements with foundries and assembly and test vendors provide for pricing and payment in U.S. dollars. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of, and reduce demands for, the Company's products relative to competitive products priced in the local currency. Since a significant number of ESS's current and prospective customers and suppliers are located overseas, protective trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or sell its products in foreign markets. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. To date, the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Furthermore, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations or require the Company to modify its current business practices.

        Also, the Company has international offices primarily in China, Taiwan, Hong Kong, and Canada. Thus the Company is subject to general geopolitical risks in connection with its international offices, including political instability in the region, unexpected change in policy, burdens of complying with a variety of foreign laws, and other factors beyond the Company's control.

        Semiconductor Industry. The semiconductor industry has historically been characterized by rapid technological changes, cyclical market patterns, significant price erosion, periods of over-capacity, and production shortages, variations in manufacturing costs and yields, and significant expenditures for capital equipments and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demands and accelerated erosion of product prices. The Company may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions.

        Uncertainty Regarding Patents and Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property rights. As of March 31, 2001, the Company has 16 patents granted in the United States, four of which expired already, and the rest are going to expire over time commencing in 2001 and ending in 2019. In addition, the Company has 13 corresponding foreign patents, two of which expired already. The Company has several patent applications pending and has a continuous patent application program and intends to seek further United States and international patents on its technology whenever possible. However, there can be no assurance that patents will be issued from any of the Company's pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States, and thus, make the possibility of piracy of the Company's technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company's hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of March 31, 2001, there are several pending intellectual property litigation matters against the Company for which the Company believes it has adequate reserves. (See PART II, Item 1. Legal

Proceedings.) However, the Company or the independent foundries used by the Company may from time to time receive notices of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the independent foundries used by the Company of processes requiring the technology. Furthermore, the Company may initiate claims or litigations against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operation could be materially adversely affected.

        The Company currently licenses certain of the technology utilized by the Company in its products, and expects to continue to do so in the future. The Company has in the past granted licenses to certain of its technology, some of which have expired, such licenses have been limited and the Company has not derived material revenues from such licenses in recent periods.

        Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company's Chairman of the Board of Directors and Robert L. Blair, the Company's President and CEO. The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers for whom competition is intense. The loss of Mr. Chan, Mr. Blair, key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operation. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

        Control by Existing Shareholders. As of March 31, 2001, Fred S.L. Chan, the Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan's children, beneficially own, in the aggregate, 36% of the Company's outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability, among other things, to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business transactions involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

        Volatility of Stock Price. The price of the Company's Common Stock has in the past and may continue in the future to fluctuate widely. Future announcements concerning the Company, its competitors or its principal customers, including quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigations may cause the market price of the Company's Common Stock to continue to fluctuate substantially. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may materially adversely affect the market price of the Common Stock.

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

        Customer development support includes an Evaluation Kit that contains a reference add-in card design with all the necessary information to incorporate an ESS chip in the customer's product. To assist customers in further reducing their time to market, ESS also provides a Manufacturing Kit that contains manufacturing information, including a bill-of-materials, printed circuit board layout and production test software. Even though the Company has experienced software and support problems from time to time in the past, to date none of these identified problems have materially adversely affected results. With the increased complexities of its products, there can be no assurance that potential software-end support problems will not occur in the future or that any such incidents will not have a material adverse effect on the Company's results of operations.

        Rolling Blackouts. Due to the power shortage in California, the Company started experiencing rolling power blackouts from time to time, as imposed by Pacific Gas and Electric Company. The blackouts could have an adverse impact on the employees' productivities and the quality of their work, and therefore, have a negative impact on the Company's results of operation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Exchange Risks: The Company funds its operation from cash generated from its operation, the sale of marketable securities and short and long-term debt. As the Company operates primarily in Asia, the Company is exposed to market risk from changes in foreign exchange rates, which could affect its results of operation and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, the Company's product sales and all of its arrangements with its foundry and test and assembly vendors are denominated in U.S. dollars. The Company has not entered into any currency hedging activities.

        Interest Rate Risks: The Company also invests in short-term investments. Consequently, the Company is exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, the Company invests in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for a sale, and at March 31, 2001, the fair market value of the Company's investments approximated their costs.

        Risk Associated with Investment: The Company is exposed to fluctuations due to changes in the market price of shares of Cisco Systems held as marketable securities by the Company. In absence of use of hedging instruments, the fluctuations could have material adverse impact on the Company's net income should the Company decide to sell its investments in a loss position.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On April 9, 1999, the Company filed a complaint in the United States District Court for the Northern District of California, No. C-99 20292 RMW, against PC-Tel, Inc. ("PC-Tel"), alleging violations of the antitrust laws and other claims relating to PC-Tel's failure to provide a license to the Company covering certain patents that PC-Tel maintains are essential to the manufacture and sale of modems. Among other things, the complaint alleges that through its relationship with an industry standards organization, PC-Tel has an obligation to offer such patents for license to anyone on a reasonable and non-discriminating basis, and that it has failed to do this with respect to ESS. On August 7, 2000, PC-Tel filed an answer and cross-complaint alleging infringement of such patents, and in an amended cross-complaint filed October 4, 2000 it has asserted infringement of three additional patents. The cross-complaints seek unspecified damages and include claims of willful infringement. The Company believes that it has adequate defenses to the PC-Tel counterclaims. The case is in the early discovery stage and has not been set for trial.

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

        In October of 1999, Gateway, Inc. ("Gateway") filed suit against the Company in United States District Court for the Northern District of California, alleging that the name "SOLO" designating one of the Companies computer chips infringed on a Gateway registered trademark used for their laptop computers. Prior to the suit being filed, the Company voluntarily removed from all of its products and materials any references to the trademark; nonetheless, Gateway proceeded with filing the action. The complaint filed by Gateway asserted claims for federal and state trademark infringement and trademark dilution against the Company. The parties attended a non-binding mediation in June 2000; however, no settlement was reached. This matter is in pretrial discovery with a trial date set for October 2001. The Company believes no infringement has occurred and will vigorously defend the litigation. The Company is engaged in settlement negotiations.

        On December 8, 1999, the Company filed an action against Grubb & Ellis Company ("Grubb & Ellis"), David Fukuda, and Thomas B. Taylor in the Superior Court for the County of Alameda, State of California, Case Number H210698-6, asserting claims for negligence, breach of fiduciary duty, and equitable indemnity in connection with the defendants' conduct as real estate brokers for the Company. On April 5, 2000, Grubb & Ellis filed a counterclaim for breach of contract, contribution, indemnity and declaratory relief, seeking payment of real estate commissions. In December of 2000, the parties negotiated and entered into a comprehensive settlement agreement providing for payment of reduced commissions to Grubb & Ellis and mutual releases of the other parties. Performance of the settlement agreement has been completed by all parties, and dismissals to the complaint and counterclaim were filed on January 25, 2001.

        On March 12, 2001, the Company filed a complaint in the United States District Court for the Northern District of California, Case No. C01-20208, against Brent Townsend ("Townsend") alleging violations of the Sherman Act relating to monopolization and antitrust, unfair competition, specific performance of contractual obligations, and for declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Townsend to provide the Company with a license on reasonable and nondiscriminatory terms, as is required by the ITU-T standard. The license and patent issue relate to the manufacture and sale of high-speed
V.90 modems. The Company believes that the license terms are de facto unreasonable and discriminatory, and will vigorously pursue this litigation. Townsend has yet to answer the compliant, and no trial date has been set.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
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

        (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended March 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ESS TECHNOLOGY, INC. (Registrant)
Date:   May 15, 2001                         By:    /s/    Robert L. Blair
                                                    ----------------------------------------------------
                                                    Robert L. Blair
                                                    President and Chief Executive Officer

Date:   May 15, 2001                         By:    /s/    James B. Boyd
                                                    ----------------------------------------------------
                                                    James B. Boyd
                                                    Chief Financial Officer and Chief Accounting Officer

                                INDEX TO EXHIBITS

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
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