Form 10-Q
period 2001-06-30
ESS TECHNOLOGY INC
filed 2001-08-15
CIK 907410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001.

OR

[ ]	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ___________ to: __________ .

Commission file number 0-26660

ESS TECHNOLOGY, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA	94-2928582

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

48401 FREMONT BOULEVARD
FREMONT, CALIFORNIA 94538
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(510) 492-1088
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]     No [   ]

     As of August 2, 2001, the registrant had 42,575,076 shares of Common Stock outstanding.

ESS TECHNOLOGY, INC.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets — June 30, 2001, unaudited and December 31, 2000, audited	3

	Consolidated Statements of Operations — three and six months ended June 30, 2001 and 2000, unaudited	4

	Consolidated Statements of Cash Flows — six months ended June 30, 2001 and 2000, unaudited	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of operation	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	Dec. 31,
	2001	2000(1)

	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	$59,988	$25,715

Short-term investments	12,579	33,123

Accounts receivable, net	37,518	51,311

Inventories, net	60,543	98,940

Prepaid expenses and other assets	2,303	2,627

Net assets of discontinued operation, net of minority interest	29,066	46,131

Total current assets	201,997	257,847

Property, plant and equipment, net	27,294	31,081

Other assets, net	5,810	4,737

Total assets	$235,101	$293,665

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$38,857	$69,574

Income tax payable and deferred income taxes	3,434	3,678

Total current liabilities	42,291	73,252

Non-current deferred tax liability	9,061	9,061

Commitments and Contingencies (Note 6)

Shareholders’ equity:

Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—

Common stock, no par value, 100,000 shares authorized; 42,249 and 42,138 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	148,433	149,120

Other comprehensive loss (Note 9)	(1,563)	(7,378)

Retained earnings	36,879	69,610

Total shareholders’ equity	183,749	211,352

Total liabilities and shareholder’s equity	$235,101	$293,665

(1)	Year 2000 amounts have been reclassified to reflect separately the results of Vialta, a discontinued operation. The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000(1)	2001	2000(1)

Net revenues	$64,909	$79,612	$115,717	$162,608

Cost of revenues	45,970	49,348	85,576	100,936

Gross profit	18,939	30,264	30,141	61,672

Operating expenses:

Research and development	8,259	9,318	15,272	17,736

In-process research and development	—	—	—	2,625

Selling, general and administrative	9,994	10,260	19,735	20,060

Operating income (loss)	686	10,686	(4,866)	21,251

Nonoperating income (loss), net	(19,051)	2,157	(17,049)	6,932

Income (loss) before provision for income taxes	(18,365)	12,843	(21,915)	28,183

Provision for (benefit from) income taxes	(8,167)	2,127	(8,549)	5,181

Net income (loss) from continuing operations	(10,198)	10,716	(13,366)	23,002

Discontinued Operations, net of minority interest:

Loss from Discontinued operation, net of minority interest	—	(2,225)	(4,205)	(5,820)

Loss on disposal of Discontinued operation, net of minority interest	—	—	(13,312)	—

Net income (loss)	$(10,198)	$8,491	$(30,883)	$17,182

Net income (loss) per share:

Basic:

Continuing operations	$(0.24)	$0.25	$(0.32)	$0.55

Discontinued operation	—	(0.05)	(0.41)	(0.14)

	$(0.24)	$0.20	$(0.73)	$0.41

Diluted:

Continuing operations	$(0.24)	$0.22	$(0.32)	$0.47

Discontinued operation	—	(0.04)	(0.41)	(0.12)

	$(0.24)	$0.18	$(0.73)	$0.35

Shares used in calculating net income (loss) per share:

Basic	42,375	42,374	42,371	42,089

Diluted	42,375	48,006	42,371	48,524

(1)	Year 2000 amounts have been reclassified to reflect separately the results of Vialta, a discontinued operation. The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended

	June 30, 2001	June 30, 2000(1)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(30,883)	$17,182

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Loss on Cisco investment	12,709	—

Loss from discontinued operation	17,517	5,820

Depreciation and amortization	8,137	8,216

Acquired in-process research and development	—	2,625

Change in assets and liabilities:

Accounts receivable	13,793	(10,090)

Inventories	38,397	(655)

Prepaid expenses and other assets	324	83

Net asset of discontinued operation	(452)	—

Accounts payable and accrued expenses	(30,717)	(21,691)
Income tax payable and deferred income taxes	4,646	7,262

Net cash provided by operating activities of continuing operation	33,471	8,752

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment	(1,444)	(1,287)

Cash paid for acquisition	(2,072)	(3,733)

Sale of short-term investments	9,035	8,753

Purchase of short-term investments	(11,409)	—

Purchase of long-term investments	(2,100)	(1,655)
Proceed from sale of Cisco stock	11,134	—
Proceed from sale of fixed asset	192	—

Net cash provided by investing activities of continuing operation	3,336	2,078

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of common stock	(3,735)	—

Issuance of common stock	1,201	6,328

Net cash provided by (used in) financing activities of continuing operation	(2,534)	6,328

Net increase in cash and cash equivalents	34,273	17,158

Cash and cash equivalents at beginning of period	25,715	40,413

Cash and cash equivalents at end of period	$59,988	$57,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash refunded from income taxes	$4,893	$3,975

See notes to unaudited consolidated financial statements.

(1)	Year 2000 amounts have been reclassified to reflect separately the results of Vialta, a discontinued operation. The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousand, except per share amounts)

NOTE 1. NATURE OF BUSINESS

     ESS Technology, Inc. and its subsidiaries (“ESS” or the “Company”) design, market and support highly integrated mixed-signal semiconductor solutions for Internet, personal computer (“PC”) and consumer electronics applications, including DVD players, Video CD players and Super Video CD players, CD players, MP3 players.

     The Company was incorporated in California in 1984 and became a public company in 1995. In April 1999, the Company established a subsidiary, Vialta, Inc. (“Vialta”), through which ESS planned to introduce advanced, user-friendly products and applications for the Internet. Vialta was reincorporated in Delaware and headquartered in Fremont. As of June 30, 2001, the Company had a 62.1% ownership and voting interest in Vialta. On April 21, 2001, ESS’s Board of Directors adopted a plan to distribute Vialta shares to ESS shareholders within twelve months thereafter. As such Vialta is reported separately as a discontinued operation for all periods presented within the Company’s financial statements. See “Footnote 5 — Discontinued Operation.”

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying unaudited Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect only those normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows of the Company for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 2000 and 1999, included in the Company’s Form 10-K. The results of operation for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2001.

Interim unaudited information

     Preparing the Company’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the close of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to present the financial statements on a consistent basis.

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

Recent accounting pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 “Business Combinations,” (“SFAS 141”). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

NOTE 3. BALANCE SHEET COMPONENTS (IN THOUSANDS)

	June 30,	Dec. 31,
	2001	2000

Cash and cash equivalents:

Cash and money market accounts	$29,924	$23,597

U.S. government notes and bonds	29,937	1,991

Certificates of deposit	127	127

	$59,988	$25,715

Short-term investments:

U.S. government notes and bonds	$11,399	$9,025

Marketable securities	3,708	36,029

Unrealized loss on marketable securities	(2,528)	(11,931)

	$12,579	$33,123

Accounts receivable:

Accounts receivable	$38,417	$53,704

Less: allowance for doubtful accounts	(899)	(2,393)

	$37,518	$51,311

Inventories:

Raw materials	$27,431	$47,776

Work-in-process	14,905	21,301

Finished goods	18,207	29,863

	$60,543	$98,940

Property and equipment:

Land	$2,860	$2,860

Building and building improvements	22,708	22,796

Machinery and equipment	30,578	30,206

Furniture and fixtures	13,188	12,220

	69,334	68,082

Less: accumulated depreciation and amortization	(42,040)	(37,001)

	$27,294	$31,081

Accounts payable and accrued expenses:

Accounts payable	$9,559	$37,006

Accrued compensation costs	5,160	5,044

Accrued commission and royalties	11,950	12,074

Other accrued liabilities	12,188	15,450

	$38,857	$69,574

NOTE 4. EARNINGS PER SHARE

     EPS are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128, requires the Company to report both basic EPS, which are based on the weighted-average number of common shares outstanding, and diluted earnings per share, which are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company has reported a loss from continuing operations for the three and six month periods ended June 30, 2001, the effect of dilutive securities of $1.7 million and $1.8 million shares, respectively, are excluded from the calculation of per share amounts in this quarter.

     In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board Opinion No. 30 “Reporting the Results of Operation — Reporting the Effects of

Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”).

	Three Months Ended

	June 30, 2001			June 30, 2000

			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS from Continuing operations	$(10,198)	42,375	$(0.24)	$10,716	42,374	$0.25

Basic EPS from Discontinued operation	—	42,375	—	(2,225)	42,374	(0.05)

Basic EPS	$(10,198)	42,375	$(0.24)	$8,491	42,374	$0.20

Effects of Dilutive Securities:

Stock options	—	—	—	—	5,632	—

Diluted EPS from Continuing operations	$(10,198)	42,375	$(0.24)	$10,716	48,006	$0.22

Diluted EPS from Discontinued operation	—	42,375	—	(2,225)	48,006	(0.04)

Diluted EPS	$(10,198)	42,375	$(0.24)	$8,491	48,006	$0.18

	Six Months Ended

	June 30, 2001			June 30, 2000

			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS from continuing operations	$(13,366)	42,371	$(0.32)	$23,002	42,089	$0.55

Basic EPS from Discontinued operation	(17,517)	42,371	(0.41)	(5,820)	42,089	(0.14)

Basic EPS	$(30,883)	42,371	$(0.73)	$17,182	42,089	$0.41

Effects of Dilutive Securities:

Stock options	—	—	—	—	6,435	—

Diluted EPS from Continuing operations	$(13,366)	42,371	$(0.32)	$23,002	48,524	$0.47

Diluted EPS from Discontinued operations	(17,517)	42,371	(0.41)	(5,820)	48,524	(0.12)

Diluted EPS	$(30,883)	42,371	$(0.73)	$17,182	48,524	$0.35

NOTE 5. DISCONTINUED OPERATION

     On April 21, 2001, the Company adopted a plan to distribute Vialta shares to ESS shareholders within twelve months. For all periods presented, Vialta is accounted for as a discontinued operation in the Company’s financial statements in accordance with APB No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

     The Company is attempting to obtain a tax-free ruling from the Internal Revenue Service (the “IRS”) with regard to the distribution but intends to distribute its shares of Vialta whether such favorable ruling is received or not. The plan and the estimated cost of disposal are based on the assumption that the Company will receive a tax-free ruling on the distribution from the IRS. The Company may accrue significant additional disposal costs in the future if the tax-free ruling is not received.

     For the period up to March 31, 2001, operating results for the discontinued operation are reported, net of minority interest, under “Loss from discontinued operation, net of minority interest” in the accompanying Statements of Operations. Since the Board of Directors approved the spin off of Vialta prior to the finalization of March 31, 2001 financial statements, Vialta's operating loss from April 1, 2001 through April 21, 2001 (the measure date) has been included in the estimated loss for the disposal of the discontinued operation, net of minority interest, under “Loss on disposal of discontinued operation, net of Minority interest” in the accompanying Statements of Operations in the first quarter of 2001. The estimate also includes the anticipated loss on the disposal of the discontinued

operation and future operating losses incurred between the measurement date and the estimated disposal date. Management believes that the estimated losses are reasonable given the assumption of a tax-free distribution. The Company may have to accrue significant additional disposal costs in the future if the tax-free ruling is not received.

     For financial reporting purposes, the assets, liabilities and provision for losses of the discontinued operation are combined and classified in the accompanying Balance Sheets as of June 30, 2001 and December 31, 2000, under “Net assets of discontinued operation, net of minority interest.”

     The Company had estimated that the disposal of its subsidiary, Vialta, assuming a tax-free distribution, would result in a total loss of $21.4 million, of which $13.3 million was assigned to ESS due to its 62.1% share ownership. Included in the estimate were a $1.1 million charge, net of minority interest, related to the spin off of Vialta and a $12.2 million charge of anticipated operating losses, net of minority interest, from operating the Vialta business between April 1, 2001 and September 30, 2001, the expected completion date for the spin off. Management believes that the estimated losses are reasonable, however, they are based on preliminary data and are subject to revision.

     Summarized below are the operating results for Vialta, net of minority interest. Operating results through March 31, 2001 were recorded as “Loss from Discontinued operation, net of minority interest”. Since the Board of Directors approved the spin off of Vialta prior to the finalization of March 31, 2001 financial statements, Vialta's operating loss from April 1, 2001 through April 21, 2001 (the measure date) has been included in the estimated loss for the disposal of the discontinued operation, net of minority interest, under “Loss on disposal of discontinued operation, net of Minority interest” in the accompanying Statements of Operations in the first quarter of 2001.

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Operating expenses	$8,773	$6,159	$16,877	$13,852

Net loss before minority interest	(7,703)	(3,807)	(14,336)	(9,550)

Loss attributable to minority interest	2,919	1,582	5,347	3,730

Loss from Discontinued operation, net of minority interest	(4,784)	(2,225)	(8,989)	(5,820)

Loss on disposal of Discontinued operation, net of minority interest	—	—	(13,312)	—

Loss from Discontinued operation, net of minority interest	$(4,784)	$(2,225)	$(22,301)	$(5,820)

     Summarized below are the assets and liabilities of the Vialta business in the accompanying Balance Sheets under “Net assets of discontinued operation, net of minority interest.”

	June 30, 2001	December 31, 2000

Assets
Cash and cash equivalents	$78,078	$109,378

Short-term investments	11,827	27,112

Inventories	3,295	2,057

Prepaid expenses and other current assets	5,066	4,857

Property, plant and equipment	10,399	9,230

Other assets	2,041	1,057

Total Assets	$110,706	$153,691

Liabilities

Accounts payable	2,031	1,376

Accrued expenses and other current liabilities	2,940	2,218

Payable to related parties	—	30,000

Total liabilities	4,971	33,594

Minority interest	68,593	73,966

Provision for losses	8,076	—

Net assets of discontinued operation, net of minority interest	$29,066	$46,131

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

     The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company’s financial position, results of operation or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and be required to change its business practices. Either of these results could have a material adverse effect on the Company’s financial position, results of operation and cash flows.

NOTE 7. ACQUISITION AND RELATED CHARGES

     In April 2001, the Company entered into a definitive agreement (the “Agreement”) to acquire Silicon Analog Systems (“SAS”) in a merger transaction to be accounted for as a purchase business combination. SAS is a Canadian start up company engaged in developing single chip solutions for wireless communications. This acquisition was consummated on April 12, 2001. The Company paid one million US dollar on the consummation date and will pay an additional one million one year from the consummation date. The total purchase price of two million dollars along with $75 thousand of acquisition cost was primarily allocated to goodwill.

NOTE 8. TRANSACTIONS WITH AFFILIATES — DISCONTINUED OPERATION

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

     Effective August 1, 1999, the Company entered into a Purchase Agreement with Vialta whereby Vialta purchases certain products from ESS.

     In January 2000, ESS entered an Assignment of Intellectual Property Agreement with Vialta whereby Vialta paid ESS $2.0 million for the transfer of the Videophone and EnReach-based web browser technologies. Such transfer was based on actual cost incurred.

     The Company anticipates that it will continue to provide services to Vialta under the terms of these agreements. The following is a summary of major transactions between ESS and Vialta for the periods presented (in thousands):

	CHARGES BY
	ESS TO VIALTA

INTERCOMPANY AGREEMENTS	Three Month Ended June 30, 2001	Three Month Ended June 30, 2000	Six month Ended June 30, 2001	Six month Ended June 30, 2000

Research and Development Service Agreement	$667	$1,017	$1,269	$1,655

Administrative and Management Service Agreement	$1,077	$622	$2,152	$1,830

Assignment of Intellectual Property Agreement	$—	$—	$—	$2,000

Purchase Agreement	$490	$357	$1,127	$758

Total	$2,234	$1,996	$4,548	$6,243

NOTE 9. COMPREHENSIVE INCOME (LOSS)

     Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) establishes a standard for the reporting and display of comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) is composed of two subsets, net income (loss) and other comprehensive income (loss). Included in other comprehensive income (loss) for the Company are unrealized gains and losses on marketable securities, net of deferred tax. This adjustment is accumulated under the caption of Other

Comprehensive Loss within Consolidated Shareholders’ Equity, and the Company has a balance of $1.6 million under this caption after the sale in June 2001 of 90% of shares of Cisco stock held by the Company.

     In September of 2000, the Company received 630,015 shares of Cisco stock as a result of Cisco’s acquisition of Komodo Technology. The company recognized a $35.0 million gain, or $21.0 million net of 40% tax. The Company liquidated 90% of its holding of Cisco shares in June 2001, and received $11.1 million in cash. This transaction resulted in $21.2 million Non-Operating Loss, or $12.7 million after 40% tax benefits, a reduction of other comprehensive loss by $13.1 million and deferred tax liability by $8.0 million.

NOTE 10. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards, No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS 131 requires disclosures about products and services, geographic areas, and major customers.

     The Company had two reportable segments in 1999 and 2000, prior to the decision to Spin off Vialta: the semiconductor segment and the Internet segment. As discussed in “Footnote 5, Discontinued Operation”, the Company’s subsidiary, Vialta, which represented the Company’s Internet business segment, is being reported as the Company’s discontinued operation and the semiconductor business segment is being reported as the Company’s continuing operations.

NOTE 11. STOCK REPURCHASE

     On February 13, 2001, the Company announced that its Board of Directors has authorized the Company to repurchase, at market prices and as market business conditions warrant, up to an additional two million shares of ESS common stock. The Company has more than forty two million shares of common stock outstanding. The stock may be repurchased on the open market from time to time at management’s discretion. In the second quarter of 2001, the Company repurchased 460,100 shares of Common Stock at an average price of $7.20 per share under this plan.

NOTE 12. SUBSEQUENT EVENTS

     On July 25, 2001, ESS announced its plan to distribute Vialta shares to ESS shareholders on or about August 10, 2001. On August 8, 2001, ESS confirmed the distribution would occur on August 21, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATION

     Statements contained in this discussion that are not statements of historical fact may be deemed to be forward-looking statements. A number of important factors could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include dependence on continued growth in demand for multimedia capabilities for the PC marketplace as well as the market for consumer electronic products, the Company’s ability to take advantage of new markets, increased competition and pricing pressures, general economic conditions specific to the semiconductor industry, the timing and market acceptance of new product introductions, the timely development of new products, continued availability of quality foundry capacity, and other risks set forth in this filing and in the Company’s filings from time to time with the Securities and Exchange Commission.

     This information should be read along with the unaudited Financial Statements and notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended December 31, 2000 and 1999, contained in the Company’s Annual Report filed on Form 10-K.

OVERVIEWS

     ESS Technology, Inc. and its subsidiaries design, market and support highly integrated mixed-signal semiconductor solutions for multimedia applications in the Internet, PC and consumer electronics applications, including DVD players, CD players, MP3 players, Video CD players and Super Video CD players.

     The Company was incorporated in California in 1984 and became a public company in 1995. In April 1999, the Company established a subsidiary, Vialta, through which ESS planned to introduce advanced, user-friendly products and applications for the Internet. Vialta was re-incorporated in Delaware and is headquartered in Fremont. As of June 30, 2001, the Company owned 62.1% of Vialta.

     In 2000, the Board of Directors of the Company announced the intention to spin off Vialta. On April 21, 2001, ESS’s Board adopted a plan to distribute the Company’s Vialta shares to ESS shareholders within twelve months thereafter. In accordance with the provisions of APB No. 30, Vialta is reported separately as a discontinued operation for all periods presented within the Company’s Financial Statements.

     For the period up to March 31, 2001, operating results for the discontinued operation are reported, net of minority interest, under “Loss from discontinued operation, net of minority interest” on the accompanying Statements of Operations. In addition, an estimated loss for the disposal of the discontinued operation had also been recorded, net of minority interest, under “Loss on disposal of discontinued operation, net of minority interest” on the accompanying Statements of Operation in the first quarter of 2001. The estimate includes the anticipated loss on the disposal of the discontinued operation and future operating losses to be incurred through the estimated disposal date. Management believes that the estimated losses are reasonable given the assumption of a tax-free distribution, therefore no additional charge related to the discontinued operation was booked in the second quarter of 2001. However, the Company may have to accrue significant additional disposal costs in the future if the tax-free ruling is not received.

RESULTS OF OPERATIONS

     Our consolidated financial information presents the net effect of the discontinued operation separate from the results of the Company’s continuing operation. Historical financial information has been reclassified to present consistently the discontinued operation and the discussion and analysis that follows generally focuses on the continuing operation.

     The following table discloses key elements of the Statements of Operation expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	70.8	62.0	74.0	62.1

Gross profit	29.2	38.0	26.0	37.9

Operating expenses:

Research and development	12.7	11.7	13.2	10.9

In-process research and development	0.0	0.0	0.0	1.6

Selling, general and administrative	15.4	12.9	17.0	12.3

Operating income (loss)	1.1	13.4	(4.2)	13.1

Nonoperating income (loss), net	(29.4)	2.7	(14.7)	4.2

Income (loss) before income taxes	(28.3)	16.1	(18.9)	17.3

Provision for (benefit from) income taxes	(12.6)	2.7	(7.4)	3.2

Net income (loss) from continuing operations	(15.7)%	13.4%	(11.5)%	14.1%

     Net Revenues. The Company’s net revenues decreased 18.5% to $64.9 million in the second quarter of 2001 from $79.6 million in the second quarter of 2000. The decrease in net revenues was primarily due to the soft PC market — PC Audio and Communication revenues declined 55% to $18.4 million in the second quarter of 2001 from $40.9 million in the second quarter of 2000 — offset partially by the increase in DVD revenue — DVD revenue increased 72% to $18.4 million in the second quarter of 2001 from $10.7 million in the second quarter of 2000.

Percentage of Net Revenues

	Three Month Ended

	June 30, 2001	June 30, 2000

PC Audio	21%	43%

VCD/SVCD	43%	35%

DVD	28%	13%

Other	8%	9%

Total	100%	100%

     International revenues accounted for approximately 97% and 92% of the Company’s net revenues in the second quarter of 2001 and 2000, respectively. The Company’s net revenues are denominated in U.S. dollars. The Company expects that its percentage of international sales will remain high in the future.

     Gross Profit. The Company’s gross profit decreased from $30.3 million in the second quarter of 2000 to $18.9 million in the second quarter of 2001, representing corresponding gross margins of 38% and 29%. The decrease in gross margin was primarily due to the unfavorable product mix and the increase of inventory reserve in the second quarter of 2001 comparing to the second quarter of 2000.

     Research and Development Expenses. On-going research and development expenses were $9.3 million, or 11.7% of net revenue in the second quarter of 2000, compared to $8.3 million or 12.7% in the second quarter of 2001 as a result of the completion of non-recurring projects which occurred in the second quarter of 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.3 million, or 12.9% of net revenues, in the second quarter of 2000, compared to $10.0 million or 15.4% of net revenues in the second quarter of 2001.

     Non-operating Income. Net non-operating income was $2.2 million for the second quarter of 2000, which primarily consists of service charges to Vialta of $1.6 million and interest income of $0.5 million. Net non-operating loss was $19.1 million for the second quarter of 2001, primarily due to the $21.2 million loss from the sale of 565,178 shares of Cisco stock in June, offset partially by service charges to Vialta of $1.7 million and interest income of $0.4 million.

     Provision for Income Taxes. The Company’s effective tax rate was 10% for the second quarter of 2001 and 17% for the second quarter of 2000, respectively. The tax rates of 17% and 10% in 2000 and 2001, respectively, were lower than the combined federal and state statutory rate of 40% as a result of the lower foreign tax rate on earning from the Company’s foreign subsidiaries that was considered to be permanently reinvested.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had $60.0 million in cash and cash equivalents. This represented an increase of $34.3 million compared to that of December 31, 2000.

     The principal sources of liquidity from the continuing operations in the first six months of 2001 are due to the following: $13.8 million increase due to collection of accounts receivable, $38.4 million increase due to inventory sell through and approximately $8 million of positive cash flow from the net loss after adding back noncash charges. The total liquidity and capital resources were offset by $30.9 million of net loss and a decrease of $30.7 million primarily due to Company's payments to vendors.

     The Company generated $3.3 million net cash through its investing activities. The Company’s cash increased by $9.0 million through its sale of short-term investment, increased by $11.1 million through its sale of Cisco stock, and decreased by $11.4 million due to the purchase of short-term investments.

     The Company used $2.5 million net cash through its financing activities. The Company's cash decreased by $3.7 million due to the stock repurchase and partially offset by $1.2 million of proceeds from exercise of options.

     The Company believes that its existing cash and cash equivalents as of June 30, 2001 together with the cash generated from operations, available borrowings under its line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $3.1 million to be used primarily for the acquisition of capital equipment. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains certain forward-looking statements that are subject to risks and uncertainties. For such statements, the Company desires to take advantage of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E of and Rule 3b-6 under the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements regarding the Company’s expectations, intentions or future strategies and involve known and unknown risks, uncertainties and other factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements.

     Recent Announcement Regarding the Vialta Spin-off. ESS recently announced that it will complete the spin-off of all of its shares of Vialta, Inc. on August 21, 2001 (the distribution date) by distributing those shares in a special stock dividend to ESS shareholders of record as of July 23, 2001 (the record date). The Nasdaq National Market has informed the Company that ESS shares will begin trading “ex-dividend” at the opening of trading on the next trading day following the distribution date. This means that the opening price of ESS shares on August 22, 2001 will be reduced from the closing price the prior day by the value of the Vialta shares that were distributed to ESS shareholders in the spin-off. The Vialta shares will be able to trade on a “when issued” basis on the OTC Bulletin Board under the temporary ticker symbol “VLTAV” prior to the distribution date of August 21, 2001. After August 21, 2001, the Vialta shares will continue to be listed for quotation on the OTC Bulletin Board under the regular ticker symbol “VLTA.” Assuming there is sufficient trading in the “when issued” market prior to the distribution date, the Vialta trading price will be used to determine the opening price of the ESS shares when it opens on an “ex-dividend” basis on August 22, 2001. If such “when issued” trading does not occur, and there can be no assurance that it will occur, a good faith determination will be made of such value for purposes of determining the “ex-dividend” opening price of the ESS shares.

     The Vialta spin-off transaction has placed a significant strain on ESS’ management, particularly over the last several months, which could adversely affect ESS’ relationships with customers and adversely affect ESS’ operating results. In addition, ESS’ historical financial information that includes Vialta is not representative of ESS' expected results going forward after the Vialta spin-off is complete.

     Tax Risks Relating to the Vialta Spin-off. On July 6, 2001, ESS submitted a ruling request to the Internal Revenue Service in order to determine whether the distribution of the Vialta shares in the spin-off will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended. Such ruling requests can take up to six months or more before a final ruling is issued by the IRS. ESS could choose to abandon the ruling request at any time, in which case ESS would treat the distribution as a taxable event. ESS cannot assure you that a favorable ruling will be obtained. Furthermore, ESS has not obtained an opinion of its tax advisors regarding the tax treatment of the transaction. Even if ESS receives a favorable ruling from the IRS, the continuing validity of the ruling would be subject to factual representations and assumptions, which if untrue, would result in the ruling not being binding on the IRS. Also, even if ESS receives a favorable ruling from the IRS, the transaction could still be taxable by state, local and foreign tax authorities. If the Vialta spin-off is determined by the applicable tax authorities to be a taxable event, or if ESS chooses to abandon the IRS ruling request and treat the spin-off as a taxable event, both the ESS shareholders who receive the dividend, as well as ESS at the corporate level, will recognize a potentially significant tax liability.

     With respect to those of you who are ESS shareholders entitled to receive the distribution of Vialta shares in the spin-off, if the distribution is taxable to you, the value of the Vialta shares you receive will be treated as taxable ordinary income, return of cost or as taxable capital gain up to the value of the stock distributed. Absent a favorable ruling from the IRS, you will incur this tax whether or not you decide to sell the Vialta shares that you receive in the spin-off. Unless you are required to make quarterly estimated tax payments, this tax would generally have to be paid on or before the April 15, 2002 due date for your 2001 tax return. If you do not have cash available to pay the tax at or before the time it is due, you may have to sell all or a portion of your ESS shares and/or your Vialta shares to pay the tax or risk incurring interest and penalties imposed by the applicable tax authorities. If other ESS or Vialta shareholders holding a significant number of those companies’ shares are also forced to sell in order to pay their taxes, or if there is for any other reason a decline in the trading prices of those companies’ shares following the distribution, you may have to sell your ESS shares and/or your Vialta shares at a lower price than you might otherwise have obtained for your shares. Moreover, if you continue to hold all of your ESS shares and Vialta shares until after the IRS ruling is obtained or abandoned, and the market price of those shares declines, the proceeds from the subsequent sale of all of those shares may not be sufficient to cover the tax due if the transaction is determined to be taxable to you. The tax effects to the ESS shareholders are described in more detail in an Information Statement that was mailed to ESS shareholders prior to the distribution date and is also available on the SEC’s EDGAR website as an exhibit to Vialta’s Registration Statement on Form 10. ESS shareholders who are entitled to the Vialta special stock dividend are urged to seek their own tax advice with respect to the distribution.

     If the distribution does not qualify as a tax-free distribution, ESS would recognize a taxable gain equal to the excess of the fair market value of the Vialta Class A common stock distributed to ESS shareholders over ESS’ tax basis in the Vialta Class A common stock.

     Determining whether or not the spin-off will qualify for tax-free status requires a complex analysis of many factors, including, among others, the business purpose for the spin-off, the nature of the business to be engaged in by ESS and Vialta following the spin-off, and the extent to which ESS remains in control of Vialta following the distribution. Because of the fact-intensive nature of this analysis, there will be substantial uncertainty as to whether the distribution will qualify for tax-free treatment until the IRS makes a determination as to the tax status of the transaction.

     Even if the distribution otherwise initially qualifies for tax-free treatment, the distribution may be later disqualified as tax-free to ESS, resulting in the same taxable gain to ESS described above, if 50% or more of the stock of ESS or Vialta is acquired as part of a plan or series of related transactions that include the distribution. For this purpose, certain acquisitions of ESS capital stock or Vialta capital stock within two years before or after the distribution are presumed to be part of such a plan, although ESS may be able to rebut that presumption.

     Potential Fluctuations in Operating Results.   The Company’s operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, changes in pricing policies by the Company, its competitors or its suppliers, including decreases in the Unit Average Selling Prices, (“ASP”) of the Company’s products, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company’s and its customers’ products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of both the semiconductor industry and the market for PCs, seasonal customer demand, and the timing of significant orders and significant increases in expenses associated with the expansion of operations. The Company’s operating results could also be adversely affected by economic conditions in various geographic areas where the Company or its customers do business, or order cancellations or rescheduling. Also, a significant portion of the Company’s expenses is fixed in the short term, and the timing of increases in expenses is based in large part on the Company’s forecast of future revenues. As a result, if revenues do not meet the Company’s expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company’s business and results of operations. These factors are difficult to forecast, and these or other factors could materially affect the Company’s quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future. The Company currently places non-cancelable orders to purchase its products from independent foundries on an approximately three-month rolling basis, while its customers generally place purchase orders that may be cancelled without significant penalty with the Company less than four weeks prior to delivery. Consequently, if anticipated sales and shipments in any quarter are cancelled or do not occur as quickly as expected or forecasted sales levels are not realized, expense and inventory levels could be disproportionately high and the Company’s business, financial condition and results of operations could be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Competition and Pricing Pressures.   The markets in which the Company competes are intensely competitive and are characterized by rapid technological changes, price reductions and rapid product obsolescence. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened life cycles and even shorter design-in cycles, the Company’s competitors have more frequent opportunities to achieve design wins in next generation systems. The Company currently competes with add-on card suppliers and other semiconductor manufacturers. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company’s existing or future markets with products that may be provided at lower costs or provide higher levels of integration, higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcements and commercial shipments of competitive products could adversely affect sales of the Company’s products and may result in increased price competition that would adversely affect the ASPs and margins of the Company’s products. In general, product prices in the semiconductor industry decrease over the life of a particular product. The markets for most of the applications for the Company’s products are characterized by intense price competition. The willingness of prospective customers to design the Company’s products into their products depends, to a significant extent, upon the ability of the Company to sell its products at a price that is cost-effective for such customers. As the markets for the Company’s products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce more advanced products with higher product prices, the Company’s business, financial condition and results of operations would be materially adversely affected. See “Factors That May Affect Future Results — Potential Fluctuations in Operating Results.”

     The Company’s existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company’s competitors also include a number of smaller and emerging companies. The Company’s principal video (including VCD/SVCD and DVD) competitors include C-Cube Microsystems, SunPlus, ST Micro, Winbond, LSI Logic, National Semiconductor, Zoran, and SGS Thomson. The Company’s principal PC audio competitors include Cirrus Logic, Creative Technology and Yamaha. The Company’s principal communication competitors include Lucent Technologies, PC-Tel, Conexant, 3Com, and Texas Instruments. The Company’s principal Internet-related semiconductor competitors include National Semiconductor, Zoran, and LuxSonor.

     Certain of the Company’s current and potential competitors maintain their own semiconductor fabrication facilities and may therefore benefit from certain capacity, cost and technical advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company’s and its competitors’ products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new multimedia standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company’s customers design the Company’s products into their products, the number and nature of the Company’s competitors in a given market, the assertion of intellectual property rights, and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     Each successive generation of microprocessors has provided increased performance, which could result in microprocessors capable of performing multimedia functions. In this regard, Intel Corporation includes MMX Instructions (Multimedia Extensions) in its current generation of microprocessors, which improve the microprocessor’s performance for graphics, image processing and data computation applications. Intel is promoting the processing power of the Pentium-IV processor for data and signal intensive functions such as graphics acceleration and other multimedia functions. The microprocessor still requires analog and mixed-signal interface chips, such as ESS-supplied IC products, to complete a multimedia subsystem, however, there can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company’s products in the future. See “Factors That May Affect Future Results — Importance of New Products and Technological Changes.”

     Dependence on the PC and Consumer Electronics Markets.   During second quarter of 2001, sales of video semiconductor chips to the VCD/SVCD and DVD player market accounted for a majority of the Company’s revenues. Sales of consumer audio semi-conductor chips also accounted for a significant portion of the Company’s net revenues during the second quarter of 2001. The Company expects that sales in the PC and consumer electronics markets will continue to account for a significant portion of its net revenues for the foreseeable future. Any reduction in ASPs or demand for the Company’s semiconductor chips, whether because of a reduction in demand for PCs, DVD or VCD/SVCD players in general, increased competition or otherwise, would have a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company is currently engaged in the development and introduction of new PC audio, video and modem semiconductor devices for the Internet, PC and consumer electronics markets. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company’s products are sold for incorporation into desktop and notebook computers and VCD/SVCD and DVD players. Therefore, the Company is heavily dependent on the growth of the markets and the cost requirements for desktop and notebook computers and VCD/SVCD and DVD players. There can be no assurance that these markets will be able to grow. A slowing in unit volumes and a decrease in ASPs could result in a decline in revenues, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

     Some of the Company’s products are sold for incorporation into PCs. The recent economic downturn has reduced PC demand. Additionally, as the PC industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional PCs may reduce the overall PC industry’s demand for the Company’s existing products. Thus, the Company’s future operating results and financial condition may be affected by general customer preferences for one platform over another or one set of product features over another and by the overall demand for PCs.

     Importance of New Products and Technological Changes.   The markets for the Company’s products are characterized by evolving industry standards, rapid technological changes and product obsolescence. The Company’s success is highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company’s and its customers’ new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company’s independent foundries and the Company’s ability to offer new products at competitive prices. In order to succeed in having the Company’s products incorporated into new products being designed by its customers and original equipment manufacturers (“OEMs”), the Company must anticipate market trends and meet performance, quality and functionality requirements of such customers and OEMs and must successfully develop and manufacture products that adhere to these requirements. In addition, the Company must meet the timing and price requirements of such manufacturers and must make such products available in sufficient quantities. Accordingly, in selling to OEMs, the Company can often incur significant expenditures prior to any possible volume sales of new products. In order to help accomplish these goals, the Company has in the past and will continue to consider in the future the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks, such as an ineffective integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company’s business, financial condition and results of operations.

     The greater integration of functions and complexity of operations of the Company products increase the risk that the Company’s customers or end users could discover latent defects or subtle faults only after volumes of product have been shipped. This could result in material recalls and replacement costs for product warranty and support. The recurrence of significant defects, delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance and diversion of the attention of the Company engineering personnel from our product development efforts could also adversely impact the Company’s customer relationships.

     Dependence on TSMC and Other Third Parties.   The Company relies on independent foundries to manufacture all of its products. A substantial majority of the Company’s products are currently manufactured by Taiwan Semiconductor Manufacturing Company, Ltd. (“TSMC”), which has manufactured certain of the Company’s products since 1989. The Company also has foundry arrangements with United Microelectronics Corporation (“UMC”), which has manufactured certain of the Company’s products since 1995. These relationships provide the Company with access to advanced process technology necessary for the manufacture of the Company’s products. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. In December 2000, the Company secured wafer capacity that it believes will be adequate to meet its forecast for the next 12 months. In September 1999, Taiwan experienced a series of earthquakes. While the Company did not experience any material effects from these earthquakes, there can be no assurance that any future earthquakes or any future natural disaster will not have a material adverse effect on the Company’s business, financial condition and results of operations.

     While the Company has entered into agreements with these two foundries, the Company’s reliance on these independent foundries involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs, and the international risks more fully described below. In addition, the Company has pre-negotiated certain of its purchase orders and may be unable to benefit from enhanced yields realized by its vendors. The Company expects to rely upon TSMC and UMC to manufacture substantially all of the Company’s products for the foreseeable future. In the event that TSMC and UMC are unable to continue to manufacture the Company’s key products in required volumes, the Company will have to identify and secure additional foundry capacity. In such an event, the Company may be unable to identify or secure additional foundry capacity from another manufacturer. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. The loss of any of its foundries as a supplier, the inability of the Company to acquire additional capacity at its current suppliers or qualify other wafer manufacturers for additional foundry capacity should additional capacity be necessary, or any other circumstances causing a significant interruption in the supply of semiconductors to the Company would have a material adverse effect on the Company’s business, financial condition and results of operations.

     To address potential foundry capacity constraints in the future, ESS will continue to consider and may be required to enter into additional arrangements, including equity investments in or loans to independent wafer manufacturers in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or “take or pay” contracts that commit the Company to purchase specified quantities of wafers over extended periods. Any such arrangements could require the Company to commit substantial capital and grant licenses to its technology. The need to commit substantial capital may require the Company to obtain additional debt or equity financing, which could result in dilution to the Company’s shareholders. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be obtained on terms acceptable to the Company.

     The Company obtains foundry capacity through forecasts that are generated in advance of expected delivery dates. The Company’s ability to obtain the foundry capacity necessary to meet the future demand for its products is based on its ability to accurately forecast such future demand. If the Company fails to accurately forecast such future demand, the Company may be unable to timely obtain an adequate supply of wafers necessary to manufacture the number of products required to satisfy the actual demand. There can be no assurance that the Company will continue to accurately forecast the future demand for its products and obtain sufficient foundry capacity in the future.

     ESS has from time-to-time experienced disruptions in supply, although to date none of those disruptions have materially adversely affected results. There can be no assurance that manufacturing or assembly problems will not occur in the future or that any such disruptions will not have a material adverse effect upon the Company’s results of operations. Furthermore, there can be no assurance that suppliers who have committed to provide products will do so, or that the Company will meet all conditions imposed by such suppliers. The failure to obtain an adequate supply of products on a timely basis would delay product delivery to ESS’s customers, which would have a material adverse effect on the Company’s business and results of operations. In addition, ESS’s business could also be materially adversely affected if the operations of any supplier are interrupted for a substantial period of time, or if the Company is required, as a result of capacity constraints in the semiconductor industry or otherwise, to increase the proportion of wafers or finished goods purchased from higher cost suppliers in order to obtain adequate product volumes.

     The markets into which ESS sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product. In order to offset or partially offset declines in the selling prices of is products, ESS must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time, it may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. The failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or new products with higher gross margins, or to successfully manage its manufacturing subcontractor relationships would have a material adverse effect on ESS’s gross margin.

     Indirect Channels of Distribution.   The Company utilizes indirect channels of distribution over which the Company exercises limited control. The Company derives a material percentage of product revenues from its distribution channels. The Company’s financial results could be adversely affected if its relationship with these distributors were to deteriorate or if the financial condition of these resellers or distributors were to decline. In addition, as the Company’s business grows, the Company may have an increased reliance on indirect channels of distribution. There can be no assurance that the Company will be successful in maintaining or expanding these indirect channels of distribution. This could result in the loss of certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may reduce the Company visibility with respect to future businesses, thereby making it more difficult to accurately forecast orders.

     Customer Concentration.   A limited number of customers have accounted for a substantial portion of the Company’s net revenues. During the second quarter of 2001 and 2000, sales to the Company’s top five customers, including sales to distributors, accounted for approximately 73% and 55%, respectively, of the Company’s net revenues. Sales to distributors are generally subject to agreements allowing limited rights of return and price protection with respect to unsold products. Returns and allowances in excess of reserves could have a material adverse impact on the Company’s business, financial condition and results of operation. The Company expects that a limited number of customers may account for a substantial portion of the net revenues for the foreseeable future. The Company has experienced changes from year to year in the composition of its major customer base and believes this pattern may continue. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company’s business, financial condition and results of operations. In addition, since the Company is often the sole supplier of its products to its customers, the Company’s operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will not be cancelled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

     Management of Change.   The Company has experienced change in unit shipments in its different product lines over the past several years, and the addition of product lines require additional management systems and processes. To manage its future operations and change effectively, the Company will need to hire and retain management, hire, train, motivate, manage and retain its employees, continue to improve its operational, financial and management information systems and implement additional systems and controls. The competition for highly skilled workers can be intense in Silicon Valley. There can be no assurance that the Company will be able to manage such growth effectively, and the failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

     International Operations.   Substantially all of the Company’s international sales have been to customers in Hong Kong, Taiwan, Korea, China, Japan, Malaysia, and Singapore. The Company expects that its international sales will continue to represent a significant portion of its net revenues for the foreseeable future. In addition, substantially all of the Company’s products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of legislative or regulatory requirements, delays resulting from difficulties in obtaining export licenses for certain technologies, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulties in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company’s control. The Company is also subject to general geopolitical risks in connection with its international trade relationships. Although to date the Company has not experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company’s business, financial condition and results of operations in the future or require the Company to modify its current business practices.

     In addition, the laws of certain foreign countries in which the Company’s products are or may be manufactured or sold, including various countries in Asia, may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States, and thus, make the possibility of piracy of the Company’s technology and products more likely. Currently, all of the Company’s product sales and all of its arrangements with foundries and assembly and test vendors provide for pricing and payment in U.S. dollars. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of, and reduce demands for, the Company’s products relative to competitive products priced in the local currency. Since a significant number of ESS’s current and prospective customers and suppliers are located overseas, protective trade legislation in either the United States or foreign countries could have a material adverse effect on the Company’s ability to manufacture or sell its products in foreign markets. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse effect on the Company’s business, financial condition and results of operations. To date, the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Furthermore, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company’s business, financial condition and results of operations or require the Company to modify its current business practices.

     Also, the Company has international offices primarily in China, Taiwan, Hong Kong, and Canada. Thus the Company is subject to general geopolitical risks in connection with its international offices, including political instability in the region, unexpected change in policy, burdens of complying with a variety of foreign laws, and other factors beyond the Company’s control.

     Semiconductor Industry.   The semiconductor industry has historically been characterized by rapid technological changes, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields, and significant expenditures for capital equipments and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demands and accelerated erosion of product prices. The Company may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions.

     Uncertainty Regarding Patents and Protection of Proprietary Rights.   The Company relies on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures to protect its intellectual property rights. As of June 30, 2001, the Company has 16 patents granted in the United States, four of which expired already, and the rest are going to expire over time commencing in 2001 and ending in 2019. In addition, the Company has 13 corresponding foreign patents, two of which expired already. The Company has several patent applications pending and has a continuous patent application program and intends to seek further United States and international patents on its technology whenever possible. However, there can be no assurance that patents will be issued from any of the Company’s pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength, or be issued in all countries where the Company’s products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company’s patents. The laws of certain foreign countries in which the Company’s products are or may be designed, manufactured or sold, including various countries in Asia, may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States, and thus, make the possibility of piracy of the Company’s technology and products more likely. Although the Company is not aware of the development, distribution or sales of any illegal copies of the Company’s hardware or software, any infringements of its patents, copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of June 30, 2001, there are several pending intellectual property litigation matters against the Company for which the Company believes it has adequate reserves. (See PART II, Item 1. Legal Proceedings.) However, the Company or the independent foundries used by the Company may from time to time receive notices of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the independent foundries used by the Company of processes requiring the technology. Furthermore, the Company may initiate claims or litigations against third parties for infringement of the Company’s proprietary rights or to establish the validity of the Company’s proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. In such a case, if a license is not made available to the Company on commercially reasonable terms, the Company’s business, financial condition and results of operation could be materially adversely affected.

     The Company currently licenses certain of the technology utilized by the Company in its products, and expects to continue to do so in the future. The Company has in the past granted licenses to certain of its technology, some of which have expired, such licenses have been limited and the Company has not derived material revenues from such licenses in recent periods.

     Dependence on Key Personnel.   The Company’s success depends to a significant degree upon the continued contributions of Fred S.L. Chan, the Company’s Chairman of the Board of Directors, and Robert L. Blair, the Company’s President and CEO. The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design personnel and software engineers for whom competition is intense. The loss of Mr. Chan, Mr. Blair, key executive officers, key design personnel or software engineers or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company’s business, financial condition and results of operation. There can be no assurance that the Company will be able to retain these employees. The Company currently does not maintain any key man life insurance on the life of any of its key employees.

     Control by Existing Shareholders.   As of June 30, 2001, Fred S.L. Chan, the Chairman of the Board of Directors, together with his spouse, Annie M.H. Chan, a director of the Company, and certain trusts for the benefit of the Chan’s children, beneficially own, in the aggregate, 37.7% of the Company’s outstanding Common Stock. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability, among other things, to influence significantly the election of the Company’s Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business transactions involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

     Volatility of Stock Price.   The price of the Company’s Common Stock has in the past and may continue in the future to fluctuate widely. Future announcements concerning the Company, its competitors or its principal customers, including quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigations may cause the market price of the Company’s Common Stock to continue to fluctuate substantially. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may materially adversely affect the market price of the Common Stock.

     Software and Support.   The Company provides comprehensive support for its products by offering software that can be bundled with its products. This software includes device drivers for Microsoft® Windows ME®, Windows 2000®, Windows 98®, Windows 98SE®, Windows 95®, Windows NT®, Windows 3.1®, IBM OS/2® Warp®, Intel NSP and PC games, PC products and systems support for the Company’s VCD and DVD products. Other support software that is available to customers includes localization software and installation software that allows customers to tailor their products for specific applications and needs.

     Customer development support includes an Evaluation Kit that contains a reference add-in card design with all the necessary information to incorporate an ESS chip in the customer’s product. To assist customers in further reducing their time to market, ESS also provides a Manufacturing Kit that contains manufacturing information, including a bill-of-materials, printed circuit board layout and production test software. Even though the Company has experienced software and support problems from time to time in the past, to date none of these identified problems have materially adversely affected results. With the increased complexities of its products, there can be no assurance that potential software-end support problems will not occur in the future or that any such incidents will not have a material adverse effect on the Company’s results of operations.

     Rolling Blackouts.   Due to the power shortage in California, the Company started experiencing rolling power blackouts from time to time, as imposed by Pacific Gas and Electric Company. The blackouts could have an adverse impact on the employees’ productivities and the quality of their work, and therefore, have a negative impact on the Company’s results of operation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Exchange Risks: The Company funds its operation from cash generated from its operation, the sale of marketable securities and short and long-term debt. As the Company operates primarily in Asia, the Company is exposed to market risk from changes in foreign exchange rates, which could affect its results of operation and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, the Company’s product sales and all of its arrangements with its foundry and test and assembly vendors are denominated in U.S. dollars. The Company has not entered into any currency hedging activities.

     Interest Rate Risks: The Company also invests in short-term investments. Consequently, the Company is exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, the Company invests in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for a sale, and at June 30, 2001, the fair market value of the Company’s investments approximated their costs.

     Risk Associated with Investment: The Company is exposed to fluctuations due to changes in the market price of shares of Cisco Systems held as marketable securities by the Company. In absence of use of hedging instruments, the fluctuations could have adverse impact on the Company’s net income should the Company decide to sell its remaining Cisco investments in a loss position.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 9, 1999, the Company filed a complaint in the United States District Court for the Northern District of California, No. C-99 20292 RMW, against PC-Tel, Inc. (“PC-Tel”), alleging violations of the antitrust laws and other claims relating to PC-Tel’s failure to provide a license to the Company covering certain patents that PC-Tel maintains are essential to the manufacture and sale of modems. Among other things, the complaint alleges that through its relationship with an industry standards organization, PC-Tel has an obligation to offer such patents for license to anyone on a reasonable and non-discriminating basis, and that it has failed to do this with respect to ESS. On August 7, 2000, PC-Tel filed an answer and cross-complaint alleging infringement of such patents, and in an amended cross-complaint filed October 4, 2000 it has asserted infringement of three additional patents. The cross-complaints seek unspecified damages and include claims of willful infringement. The Company believes that it has adequate defenses to the PC-Tel counterclaims. The case is in the early discovery stage and has not been set for trial.

     On September 15, 2000, the Company was named, along with another respondent, in a complaint filed by PC-Tel with the International Trade Commission, requesting exclusion orders and other relief directed at products imported into the United States which contain the Company’s modem products alleged to infringe two of the patents which also have been asserted in the district court action, but which are described by PC-Tel as not essential to the manufactured and sale of modems pursuant to industry standards. On October 18, 2000, the International Trade Commission initiated an investigation into the matter. The hearing took place July 17-27, 2001, at which time both parties presented evidence to the Commission. Post hearing briefs are due August 14, 2001, and closing arguments will be made September 12, 2001. The initial determination of the investigation by Honorable Judge Delbert Terril, Jr. will be available on or before October 18, 2001. The Company maintains that it does not infringe any valid claim of either of the patents asserted by PC-Tel.

     In October of 1999, Gateway, Inc. (“Gateway”) filed suit against the Company in United States District Court for the Northern District of California, alleging that the name “SOLO” designating one of the Companies computer chips infringed on a Gateway registered trademark used for their laptop computers. Prior to the suit being filed, the Company voluntarily removed from all of its products and materials any references to the trademark; nonetheless, Gateway proceeded with filing the action. The complaint filed by Gateway asserted claims for federal and state trademark infringement and trademark dilution against the Company. On April 2, 2001, the parties negotiated and signed a Confidential Settlement Agreement and Mutual Release of All Claims. A Final Judgment by Consent was filed on May 15, 2001, in which the company acknowledged Gateway's rights in the trademark-at-issue. No material charges were recorded as a result of this settlement.

     On March 12, 2001, the Company filed a complaint in the United States District Court for the Northern District of California, Case No. C01-20208, against Brent Townsend (“Townsend”) alleging violations of the Sherman Act relating to monopolization and antitrust, unfair competition, specific performance of contractual obligations, and for declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Townsend to provide the Company with a license on reasonable and nondiscriminatory terms, as is required by the ITU-T standard. The license and patent issue relate to the manufacture and sale of high-speed V.90 modems. The Company believes that the license terms are de facto unreasonable and discriminatory, and will vigorously pursue this litigation. Townsend has yet to answer the complaint, and no trial date has been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of ESS Technology, Inc. was held on May 31, 2001 in Santa Clara, California. Of the total of 42,669,954 shares outstanding as of the record date, 37,020,998 were present or represented by proxies at the meeting. The table below presents the results of the election of the Company's board of directors.

NOMINEE	FOR	WITHHELD

Fred S. L. Chan	36,111,851	909,147

Annie M. H. Chan	36,039,561	981,437

Matthew Fong	34,152,014	2,868,984

Robert Blair	36,078,551	942,447

David Lee	36,111,324	909,674

Peter T. Mok	36,111,699	909,299

Dominic Ng	36,107,999	912,999

     The shareholders approved amendments to the 1995 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 300,000 shares to an aggregate total of 925,000 shares. The proposal received 26,021,710 affirmative votes, 636,085 negative votes, 1,627,481 abstentions and 14,384,678 broker non-votes.

     The shareholders approved amendments to the 1997 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,500,000 shares to an aggregate of 10,000,000 shares. The proposal received 15,621,434 affirmative votes, 11,026,651 negative votes, 1,637,191 abstentions and 14,384,678 broker non-votes.

     The shareholders approved amendments to the 1995 Directors’ Stock Option Plan to increase the shares of Initial Grant and Subsequent Grant and to increase the number of shares of common stock reserved for issuance thereunder by 300,000 shares to an aggregate of 600,000 shares. The proposal received 20,231,416 affirmative votes, 6,408,555 negative votes, 1,645,305 abstentions and 14,384,678 broker non-votes.

     The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2001. The proposal received 36,834,335 affirmative votes, 147,943 negative votes, 38,721 abstentions and 0 broker non-votes

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the Securities and Exchange Commission on October 5, 1995 (the “Form S-1”)).

3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660).

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1).

10.35	1995 Employee Stock Purchase Plan amended and restated as of April 21, 2001.

10.36	1997 Equity Incentive Plan amended and restated as of April 21, 2001.

10.37	1995 Director’ Stock Option Plan amended and restated as of April 21, 2001.

     (b)  Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)

Date: Aug 14, 2001	By:	/s/ Robert L. Blair Robert L. Blair President and Chief Executive Officer

Date: Aug 14, 2001	By:	/s/ James B. Boyd James B. Boyd Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the Securities and Exchange Commission on October 5, 1995 (the “Form S-1”)).

3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660).

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1).

10.35	1995 Employee Stock Purchase Plan amended and restated as of April 21, 2001.

10.36	1997 Equity Incentive Plan amended and restated as of April 21, 2001.

10.37	1995 Director’ Stock Option Plan amended and restated as of April 21, 2001.