Form 10-Q
period 2001-09-30
ESS TECHNOLOGY INC
filed 2001-11-14
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001.

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

Yes [X]    No [   ]

     As of November 1, 2001, the registrant had 41,634,769 shares of Common Stock outstanding.

ESS TECHNOLOGY, INC.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets — September 30, 2001, unaudited and December 31, 2000, audited	2
	Consolidated Statements of Operations — three and nine months ended September 30, 2001 and 2000, unaudited	3
	Consolidated Statements of Cash Flows — nine months ended September 30, 2001 and 2000, unaudited	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURES		23

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ESS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	Sep. 30,	Dec. 31,
	2001	2000(1)

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$83,508	$25,715
Short-term investments	16,529	33,123
Accounts receivable, net	35,550	51,884
Inventories, net	46,938	98,940
Prepaid expenses and other assets	3,034	2,780
Net assets of discontinued operation, net of minority interest	—	46,131

Total current assets	185,559	258,573
Property, plant and equipment, net	25,576	31,081
Other assets, net	4,794	4,737

Total assets	$215,929	$294,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,597	$70,300
Income tax payable and deferred income taxes	5,364	3,601

Total current liabilities	48,961	73,901

Non-current deferred tax liability	9,061	9,061

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,896 and 42,138 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	147,621	149,197
Other comprehensive loss (Note 8)	(1,805)	(7,378)
Retained earnings	12,091	69,610

Total shareholders’ equity	157,907	211,429

Total liabilities and shareholder’s equity	$215,929	$294,391

(1)	Year 2000 amounts have been reclassified to reflect separately the results of Vialta, Inc. as a discontinued operation.

See notes to consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2001	2000(1)	2001	2000(1)

Net revenues	$72,397	$87,714	$188,114	$250,898
Cost of revenues	45,930	52,521	131,506	154,931

Gross profit	26,467	35,193	56,608	95,967
Operating expenses:
Research and development	7,273	7,111	21,276	20,293
In-process research and development	—	—	—	2,625
Selling, general and administrative	11,686	10,946	29,269	29,176

Operating income	7,508	17,136	6,063	43,873
Non-operating income (loss), net	989	36,576	(19,481)	38,022

Income (loss) before provision for income taxes	8,497	53,712	(13,418)	81,895
Provision for (benefit from) income taxes	425	17,183	(8,124)	22,364

Net income (loss) from continuing operations	8,072	36,529	(5,294)	59,531
Discontinued operation, net of minority interest:
Loss from discontinued operation, net of minority interest	—	(3,810)	(4,205)	(9,630)
Gain (loss) on disposal of discontinued operation, net of minority interest	4,715	—	(8,597)	—

Net income (loss)	$12,787	$32,719	$(18,096)	$49,901

Net income (loss) per share:
Basic:
Continuing operations	$0.19	$0.85	$(0.13)	$1.40
Discontinued operation	0.11	(0.09)	(0.30)	(0.23)

	$0.30	$0.76	$(0.43)	$1.17

Diluted:
Continuing operations	$0.18	$0.79	$(0.13)	$1.29
Discontinued operation	0.10	(0.08)	(0.30)	(0.21)

	$0.28	$0.71	$(0.43)	$1.08

Shares used in calculating net income (loss) per share:
Basic	42,380	43,310	42,375	42,535

Diluted	45,375	46,138	42,375	46,403

(1)	Year 2000 amounts have been reclassified to reflect separately the results of Vialta, Inc. as a discontinued operation.

See notes to consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended

	Sep. 30, 2001	Sep. 30, 2000(1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,096)	$49,901
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain)/Loss on Cisco investment	12,709	(35,045)
Loss from discontinued operation	12,802	9,630
Depreciation and amortization	11,277	11,230
Acquired in-process research and development	—	2,625
Change in assets and liabilities:
Accounts receivable	16,334	(43,258)
Inventories	52,002	(17,311)
Prepaid expenses and other assets	(254)	(2,669)
Net asset of discontinued operations	(1,246)	—
Accounts payable and accrued expenses	(26,703)	23,913
Note payable to related party	—	(26,891)
Income tax payable and deferred income taxes	6,653	23,979

Net cash provided by (used in) operating activities of continuing operations	65,478	(3,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,850)	(1,889)
Cash paid for acquisition	(2,072)	(3,733)
Sale of short-term investments	11,134	18,223
Purchase of short-term investments	(19,164)	(777)
Purchase of long-term investments	(2,100)	(2,740)
Proceed from sale of Cisco stock	12,598	—
Proceed from sale of fixed asset	192	1,545

Net cash provided by (used in) investing activities of continuing operations	(1,262)	10,629

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(9,250)	(11,422)
Issuance of common stock	2,827	9,534

Net cash used in financing activities of continuing operations	(6,423)	(1,888)

Net increase in cash and cash equivalents	57,793	4,845
Cash and cash equivalents at beginning of period	25,715	40,413

Cash and cash equivalents at end of period	$83,508	$45,258

OTHER CASH FLOW INFORMATION:
Cash refunded from income taxes	$6,684	$3,975

(1)	Year 2000 amounts have been reclassified to reflect separately the results of Vialta, Inc. as a discontinued operation.

See notes to consolidated financial statements.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousand, except per share amounts)

NOTE 1. NATURE OF BUSINESS

     ESS Technology, Inc. and its subsidiaries (“ESS” or the “Company”) is a leading designer, developer and marketer of highly-integrated digital system processor chips. These chips are the primary processors driving digital video and audio players, including DVD, video CD and MP3 players. ESS is also a supplier of chips for use in modems and other communication products, and a supplier of PC audio chips. ESS outsources all of its chip fabrication and assembly operations, as well as the majority of its test operations.

     The Company was incorporated in California in 1984 and became a public company in 1995. In April 1999, the Company established a subsidiary, Vialta, Inc. (“Vialta”), through which ESS planned to introduce various internet related products, including a multi-featured DVD player with internet connectivity and other advanced features. Vialta was reincorporated in Delaware and headquartered in Fremont. As of December 31, 2000, ESS had a 62.1% ownership and voting interest in Vialta. On April 21, 2001, ESS’s Board of Directors adopted a plan to distribute all of ESS’s Vialta shares to ESS shareholders within twelve months thereafter. Effective as of August 21, 2001, ESS spun off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta class A common stock then held by ESS. As such Vialta is reported separately as a discontinued operation for all periods presented within ESS’s financial statements. See “Note 5. Discontinued Operation.”

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principals generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect only those normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows of the Company for the periods presented. These interim consolidated financial statements should be read in conjunction with (i) the consolidated financial statements and notes thereto for the years ended December 31, 2000 and 1999, included in the Company’s report on Form 10-K, (ii) the pro forma consolidated financial statements and notes thereto included in the Company’s report on Form 8-K filed on September 5, 2001 and (iii) the restated consolidated financial statements and notes thereto showing Vialta as a discontinued operation that were included in the Company’s report on Form 8-K filed on November 6, 2001. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2001.

Interim unaudited information

     Preparing the Company’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to present the financial statements on a consistent basis.

Revenue recognition

     Revenue from the continuing operation is primarily generated by product sales, which are recognized at the time of shipment except for certain shipments to distributors with rights of return and allowances, in which case, revenue is deferred until the distributor resells the product. For sales recognized at the time of shipment, reserves for estimated returns and price adjustments are provided at the time of shipment.

Recent accounting pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 “Business Combinations,” (“SFAS 141”). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. ESS’s management believes that the adoption of SFAS 141 will not have a significant impact on the Company’s financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. ESS believes that the adaption of SFAS 142 will not have a significant impact on the Company’s financial position and results of operations.

     On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002.

NOTE 3. BALANCE SHEET COMPONENTS

	Sep. 30,	Dec. 31,
	2001	2000

Cash and cash equivalents:
Cash and money market accounts	$22,419	$23,597
U.S. government notes and bonds	60,962	1,991
Certificates of deposit	127	127

	$83,508	$25,715

Short-term investments:
U.S. government notes and bonds	$15,739	$9,025
Marketable securities	3,708	36,029
Unrealized loss on marketable securities	(2,918)	(11,931)

	$16,529	$33,123

Accounts receivable:
Accounts receivable	$36,449	$54,277
Less: allowance for doubtful accounts	(899)	(2,393)

	$35,550	$51,884

Inventories:
Raw materials	$25,345	$45,923
Work-in-process	8,653	21,301
Finished goods	12,940	31,716

	$46,938	$98,940

Property and equipment:
Land	$2,860	$2,860
Building and building improvements	22,715	22,796
Machinery and equipment	31,087	30,205
Furniture and fixtures	13,024	12,221

	69,686	68,082
Less: accumulated depreciation and amortization	(44,110)	(37,001)

	$25,576	$31,081

Accounts payable and accrued expenses:
Accounts payable	$10,463	$37,657
Accrued compensation costs	5,513	5,044
Accrued commission and royalties	12,662	12,073
Other accrued liabilities	14,959	15,526

	$43,597	$70,300

NOTE 4. EARNINGS PER SHARE

     EPS is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128, requires the Company to report both basic EPS, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company has reported a loss from continuing operations for the nine-month period ended September 30, 2001, the effect of dilutive securities of 2.4 million shares is excluded from the calculation of per share amounts for the nine-month period ended September 30, 2001.

     In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board Opinion No. 30 “Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”).

	Three Months Ended

	September 30, 2001			September 30, 2000

			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS from continuing operations	$8,072	42,380	$0.19	$36,529	43,310	$0.85
Basic EPS from discontinued operation	$4,715	42,380	$0.11	(3,810)	43,310	(0.09)

Basic EPS	$12,787	42,380	$0.30	$32,719	43,310	$0.76

Effects of Dilutive Securities:
Stock options	—	2,995	—	—	2,828	—
Diluted EPS from continuing operations	$8,072	45,375	$0.18	$36,529	46,138	$0.79
Diluted EPS from discontinued operation	$4,715	45,375	$0.10	(3,810)	46,138	(0.08)

Diluted EPS	$12,787	45,375	$0.28	$32,719	46,138	$0.71

	Nine Months Ended

	September 30, 2001			September 30, 2000

			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS from continuing operations	$(5,294)	42,375	$(0.13)	$59,531	42,535	$1.40
Basic EPS from discontinued operation	(12,802)	42,375	(0.30)	(9,630)	42,535	(0.23)

Basic EPS	$(18,096)	42,375	$(0.43)	$49,901	42,535	$1.17

Effects of Dilutive Securities:
Stock options	—	—	—	—	3,868	—
Diluted EPS from continuing operations	$(5,294)	42,375	$(0.13)	$59,531	46,403	$1.29
Diluted EPS from discontinued operations	(12,802)	42,375	(0.30)	(9,630)	46,403	(0.21)

Diluted EPS	$(18,096)	42,375	$(0.43)	$49,901	46,403	$1.08

NOTE 5. DISCONTINUED OPERATION

     As of December 31, 2000, ESS had a 62.1% ownership and voting interest in Vialta. On April 21, 2001, ESS’s Board of Directors adopted a plan to distribute all of ESS’s Vialta shares to ESS shareholders within twelve months thereafter. Effective as of August 21, 2001, ESS spun off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta class A common stock then held by ESS. For all periods presented, Vialta is accounted for as a discontinued operation in the Company’s financial statements in accordance with APB No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

     For the period up to March 31, 2001, operating results for the discontinued operation are reported, net of minority interest, under “Loss from discontinued operation, net of minority interest” in the accompanying Statements of Operations. “Gain (loss) on disposal of discontinued operation, net of minority interest” in the accompanying Statements of Operations includes the initially estimated anticipated loss on the disposal of the discontinued operation and operating losses incurred between the measurement date and the estimated disposal date. Upon the distribution of Vialta shares on August 21, 2001, ESS recognized a $4.7 million gain within “Gain

(loss) on disposal of discontinued operation, net of minority interest” because the Vialta spin off occurred sooner than initially estimated.

     The Company had initially estimated that the disposal of Vialta, assuming a tax-free distribution, would result in a total loss of $21.4 million, of which $13.3 million was assigned to ESS due to its 62.1% share ownership. Included in the estimate were a $1.1 million charge, net of minority interest, related to the spin off of Vialta and a $12.2 million charge of anticipated operating losses, net of minority interest, from operating the Vialta business between April 1, 2001 and September 30, 2001, the initially estimated completion date for the spin off.

     For financial reporting purposes, the assets, liabilities and provision for losses of the discontinued operation are combined and classified in the accompanying Balance Sheets as of December 31, 2000, under “Net assets of discontinued operation, net of minority interest.”

     Summarized below are the operating results for Vialta, net of minority interest. Operating results through March 31, 2001 were recorded as “Loss from discontinued operation, net of minority interest.” Since the Board of Directors approved the spin off of Vialta prior to the finalization of March 31, 2001 financial statements, Vialta’s operating loss from April 1, 2001 through April 21, 2001 (the measurement date) has been included in the estimated loss on the disposal of the discontinued operation, net of minority interest, under “Gain (loss) on disposal of discontinued operation, net of minority interest” in the accompanying Statements of Operations in the first quarter of 2001.

	Period From		Period From
	July 1, 2001		January 1, 2001
	Through	Three Months Ended	Through	Nine Months Ended
	August 20, 2001	September 30, 2000	August 20, 2001	September 30, 2000

Operating expenses	$4,605	$6,484	$21,482	$20,336
Net loss before minority interest	(4,133)	(6,219)	(18,468)	(15,769)
Loss attributable to minority interest	(1,566)	(2,409)	(6,912)	(6,139)

Loss from Vialta operation, net of minority interest	(2,567)	(3,810)	(11,556)	(9,630)

     Summarized below are the assets and liabilities of the Vialta business in the accompanying Balance Sheets under “Net assets of discontinued operation, net of minority interest.”

December 31, 2000

Assets:
Cash and cash equivalents	$109,378
Short-term investments	27,112
Inventories	2,057
Prepaid expenses and other current assets	4,857
Property, plant and equipment	9,230
Other assets	1,057

Total assets	$153,691

Liabilities:
Accounts payable	1,376
Accrued expenses and other current liabilities	2,218
Payable to related parties	30,000

Total liabilities	33,594

Minority interest	73,966

Provision for losses	—

Net assets of discontinued operation, net of minority interest	$46,131

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. TRANSACTIONS WITH AFFILIATES — DISCONTINUED OPERATION

     In connection with the distribution, the Company entered into a Master Distribution Agreement that outlines the general terms and conditions of the distribution and a number of ancillary agreements that govern the various relationships between ESS and Vialta following the distribution.

     The Master Technology Ownership and License Agreement supercedes the prior Intellectual Property and Research and Development Agreements between ESS and Vialta and allocates ownership rights generally along the product lines of each of ESS and Vialta. In the Master Technology Ownership and License Agreement, the Company acknowledges Vialta’s exclusive ownership of specific technology and trademarks related to Vialta’s products. Vialta has unrestricted rights to use the assigned technology and related trademarks that Vialta alone owns. The Master Technology Ownership and License Agreement does not obligate either Vialta or ESS to provide the other improvements that it makes to its own technology.

     The Employee Matters Agreement allocates responsibilities relating to current and former employees of Vialta and their participation in any benefits plans that ESS has sponsored and maintained. Prior to the distribution, ESS transferred to Vialta approximately 9,817,971 shares of Vialta Class A common stock. This same number of shares of Vialta Class A common stock has been authorized and reserved for issuance under the Vialta 2001 Nonstatutory Stock Option Plan. Immediately prior to the distribution, Vialta granted options to all ESS employees who held ESS options, based on ESS options outstanding as of the record date for the spin off distribution. As a result, on the date of the distribution, approximately 9,817,971 of the total shares authorized under the plan became subject to outstanding options. The resulting Vialta options will vest, be exercisable, expire and otherwise be treated under terms that essentially mirror the provisions of the corresponding ESS option held by the ESS employee.

     The Tax Sharing and Indemnity Agreement allocates responsibilities for tax matters between ESS and Vialta. Vialta will indemnify ESS in the event the distribution initially qualifies for tax-free treatment and later becomes disqualified as a result of actions taken by Vialta or within Vialta’s control. The Tax Sharing and Indemnity Agreement also assigns responsibilities for administrative matters such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations and similar proceedings.

     The Real Estate Matters Agreement addresses real estate matters relating to property owned by ESS that ESS leased to Vialta, as well as other properties already leased by Vialta. The Real Estate Matters Agreement also amends and restates the terms of the lease from ESS to Vialta for the Fremont facility that currently serves as Vialta’s corporate headquarters.

     The Master Confidential Disclosure Agreement provides that Vialta and ESS agree not to disclose confidential information of the other except in specific circumstances or as may be permitted in an ancillary agreement.

     The Master Transitional Services Agreement governs corporate support services that ESS has agreed to provide to Vialta, including, without limitation, information technology systems, human resources administration, product order administration, customer service, buildings and facilities and finance and accounting services, each as specified and on the terms set forth in the Master Transitional Services Agreement and in the schedules to the Master Transitional Services Agreement. The Master Transitional Services Agreement also provides for the provision of additional services identified from time to time after the distribution date that Vialta reasonably believes were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the Master Distribution Agreement, so long as the provision of such services would not significant disrupt ESS’s operations or significantly increase the scope of ESS’s obligations under the agreement.

     In addition, Vialta continues to be a customer of ESS and purchases chips from ESS from time to time pursuant to standard purchase orders.

     The Company anticipates that it will continue to provide products and services to Vialta under the terms of these agreements. The following is a summary of major transactions between ESS and Vialta for the periods presented:

	CHARGES BY ESS TO VIALTA

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

INTERCOMPANY AGREEMENTS
Master Transitional Services Agreement R&D	$626	$672	$1,896	$2,326
Master Transitional Services Agreement G&A and S&M	848	745	3,000	2,576
Real Estate Matters Agreement	155	—	155
Master Technology Ownership and License Agreement	—	—	—	2,000
Chip Purchases	—	245	1,127	1,003

Total	$1,629	$1,662	$6,178	$7,905

NOTE 8. COMPREHENSIVE INCOME (LOSS)

     Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) establishes a standard for the reporting and display of comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) is composed of two subsets, net income (loss) and other comprehensive income (loss). Included in other comprehensive income (loss) for the Company are unrealized gains and losses on marketable securities, net of deferred tax. This adjustment is accumulated under the caption of Other Comprehensive Loss within Consolidated Shareholders’ Equity, amounting to $1.8 million on September 30, 2001.

NOTE 9. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards, No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS 131 requires disclosures about products and services, geographic areas, and major customers.

     The Company had two reportable segments in 1999 and 2000, prior to the decision to spin off Vialta: the semiconductor segment and the internet segment. As discussed in “Note 5. Discontinued Operation,” the Company’s subsidiary, Vialta, which represented the Company’s internet business segment, is being reported as a discontinued operation and the semiconductor business segment is being reported as the Company’s continuing operations.

NOTE 10. STOCK REPURCHASE

     On February 13, 2001, the Company announced that its Board of Directors authorized the Company to repurchase, at market prices and as market and business conditions warrant, up to two million shares of ESS common stock on the open market. On October 24, 2001, the Company announced that its Board of Directors authorized the repurchase of another two million shares on the same terms and conditions as the previous repurchase program. As of November 1, 2001, the company had 41,634,769 shares of Common Stock outstanding. The stock may be repurchased on the open market from time to time at management’s discretion. In the third quarter of 2001, the Company repurchased 701,500 shares of Common Stock at an average price of $7.79 per share.

NOTE 11. SUBSEQUENT EVENTS

     The initial determination of the investigation by the judge in the International Trade Commission (“ITC”) litigation matter was released on October 18, 2001, wherein the judge found infringement on one, and no infringement by the Company on the other of the two patents at issue. Under this initial finding, which is subject to several stages of review and appeal, the Company could be restricted from shipping HSP modem boards with this function into the United States. As ESS has already modified the software to avoid the infringed patent, the Company expects that there will be no material or practical impact on current or future sales of any ESS modem product if this initial determination is ultimately affirmed. Nevertheless, the Company has petitioned for ITC review of the judge's initial determination as to the infringed patent and PCTEL has petitioned for ITC review of the judge's initial determination as to the non-infringed patent. Any subsequent findings may be appealed to the U.S. Court of Appeals for the Federal Circuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     References herein to “we,” “our,” “us” and similar words or phrases are references collectively to ESS Technology, Inc. and its subsidiaries. The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors that May Affect Future Results” set forth at the end of this Item 2, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

     This information should be read in conjunction with (i) the consolidated financial statements and notes thereto included in Item 1 of this quarterly report on Form 10-Q, (ii) the consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2000 and 1999 included in our annual reports on Form 10-K, (iii) the pro forma consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, included in our report on Form 8-K filed on September 5, 2001 and (iv) the restated consolidated financial statements and notes thereto showing Vialta as a discontinued operation, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, included in our report on Form 8-K filed on November 6, 2001.

OVERVIEW

     We are a leading designer, developer and marketer of highly-integrated digital system processor chips. These chips are the primary processors driving digital video and audio players including DVD, video CD and MP3 players. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We believe that multi-featured DVD players will serve as the platform for a digital home system, or DHS, integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems and similar communication products, and a supplier of PC audio chips. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths.

     In April 2001, our board of directors adopted a plan to distribute to our shareholders all of our shares of Vialta, a developer of a multi-featured DVD player with internet connectivity and other advanced features. The Vialta spin-off was completed on August 21, 2001. Vialta is reported separately as a discontinued operation. See “Note 5. Discontinued Operation” above.

RESULTS OF OPERATIONS

     Our consolidated financial information presents the net effect of the discontinued operation separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operation and the discussion and analysis that follows generally focuses on the continuing operations. Inflation has not had any material impact on our business to date.

     The following table sets forth certain operating data as a percentage of net revenues.

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.4	59.9	69.9	61.8

Gross margin	36.6	40.1	30.1	38.2
Operating expenses:
Research and development	10.1	8.1	11.3	8.1
In-process research and development	0.0	0.0	0.0	1.1
Selling, general and administrative	16.1	12.5	15.6	11.6

Operating income	10.4	19.5	3.2	17.4
Non-operating income (loss), net	1.3	41.7	(10.3)	15.2

Income (loss) before income taxes	11.7	61.2	(7.1)	32.6
Provision for (benefit from) income taxes	0.6	19.6	(4.3)	8.9
Net income (loss) from continuing operations	11.1%	41.6%	(2.8)%	23.7%

NET REVENUES

     Net revenues were $87.7 million for the three months ended September 30, 2000 and $72.4 million for the three months ended September 30, 2001, a decrease of 17.4%. This decrease was primarily due to the continuing softness in the PC marketplace. PC audio revenues were $22.3 million for the three months ended September 30, 2000 and $9.0 million for the three months ended September 30, 2001, a decrease of 59.6%. Video CD (which consists of both video CD and super video CD) revenues were $39.5 million for the three months ended September 30, 2000 and $28.0 for the three months ended September 30, 2001, a decrease of 29.1%. The decreases in PC audio and Video CD revenues were partially offset by the increase in DVD revenues. DVD revenues increased 67.6% from $18.5 million for the three months ended September 30, 2000 to $31.0 million for the three months ended September 30, 2001.

Percentage of Net Revenues

	Three Months Ended

	September 30, 2001	September 30, 2000

DVD	43%	21%
Video CD	39%	45%
PC Audio	12%	25%
Communication and Other	6%	9%

Total	100%	100%

     International revenues accounted for approximately 96% of our net revenues for the three months ended September 30, 2000 and approximately 99% of our net revenues for the three months ended September 30, 2001. Our net revenues are denominated in U.S. dollars. We expect international sales to remain a high percentage of our net revenues in the future.

GROSS PROFIT

     Gross profit was $26.5 million, or 37% of net revenues, for the three months ended September 30, 2001, compared to $35.2 million, or 40% of net revenues, for the three months ended September 30, 2000. The decrease in gross margin was primarily due to the fact that certain fixed production costs, or fixed overhead, remained relatively constant in the two quarters while sales levels in the third quarter of 2001 were lower than in the third quarter of 2000.

OPERATING EXPENSES

Research and development

     Research and development expenses were $7.1 million, or 8.1% of net revenues, for the three months ended September 30, 2000, compared to $7.3 million, or 10.1% of net revenues, for the three months ended September 30, 2001. The increase in research and development expenses was the result of normal variations in project workload. We expect that research and development will continue to be critical to our business as we introduce new products.

Selling, general and administrative expenses

     Selling, general and administrative expenses were $10.9 million, or 12.5% of net revenues, for the three months ended September 30, 2000, compared to $11.7 million, or 16.1% of net revenues, for the three months ended September 30, 2001. The increase in selling, general and administrative expenses was primarily due to increased legal and accounting fees related to trademark litigation and the filing and subsequent withdrawal of a registration statement on Form S-3 with respect to a proposed public offering by ESS that was abandoned in light of recent market turmoil.

NON-OPERATING INCOME

     Net non-operating income was $36.6 million for the three months ended September 30, 2000, compared to $1.0 million for the three months ended September 30, 2001. The decrease in net non-operating income was primarily due to the one-time $35.0 million gain from the company's investment in Komodo Technology which was purchased by Cisco Systems during the three months ended September 30, 2000.

INCOME TAXES

     Our annual effective tax rate was 17% for the three months ended September 30, 2000, compared to 5% for the three months ended September 30, 2001. These tax rates were lower than the combined federal and state statutory rate of 41% as a result of the lower foreign tax rate on earnings from our foreign subsidiaries that was considered to be permanently reinvested.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, bank lines of credit and short-term and long-term debt. At September 30, 2001, we had cash, cash equivalents and short-term investments of $100.0 million and working capital of $136.6 million. At September 30, 2001, we had a $15.0 million unsecured line of credit, which will expire November 30, 2001. We expect to be able to renew this line of credit in the near future. The line of credit requires the company to maintain certain financial ratios and operating results. There were no borrowings under the line of credit at November 14, 2001.

     In the nine months ended September 30, 2001, we generated $65.5 million of cash from operating activities. This amount resulted primarily from the selling of inventories. We used $1.3 million of cash in investing activities, which consisted primarily of a net purchase of short term investments, cash paid for acquisition of SAS, other long term investments and fixed assets purchases. This investing expenditure was partially offset by the sales of Cisco shares. We used $6.4 million of cash in financing activities, primarily as a result of ESS repurchasing its common stock shares on the market. This was partially offset by the issuance of Common Stock from our option plans and employee stock purchase plan.

     We believe that our existing cash and cash equivalents as of September 30, 2001 together with short-term investments, the cash generated from operations and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $3.1 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. We may need to obtain additional funding as a result of such activities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business is highly dependent on the expansion of the consumer electronics market.

     We have shifted our primary focus from the PC audio business to developing products primarily for the consumer digital home entertainment market. Since the second half of 2000, sales of video system processor chips to the DVD and video CD (including VCD and SVCD) player markets accounted for a majority of our net revenues. We expect that the consumer digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. However, our strategy in this market may not be successful. Given the large installed base of VCRs and other consumer electronics products, coupled with the current economic environment, consumer spending on DVD players and other home electronics may not grow as anticipated. Historically, sales of audio and modem chips to the PC market have accounted for a significant portion of our net revenues. We expect that these sales will continue to account for a significant portion of our net revenues in the near future, however we are no longer emphasizing this business and expect future sales in the PC market will continue to decline. If the decline in our sales to the PC market is not offset by an increase in sales to the consumer electronics market, our business, financial condition and results of operations would be materially adversely affected.

     In addition, the potential decline in consumer confidence and consumer spending that may be occasioned by terrorist attacks or armed conflict could have a material adverse effect on our business, financial condition and results of operations. We have not yet determined how serious the effects of the recent terrorist attacks and armed conflict will be on our results of operations in future periods.

Our quarterly operating results are subject to fluctuations that may cause volatility or a decline in the price of our stock.

     Historically, our quarterly operating results have fluctuated significantly. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in a particular future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:

•	changes in demand for our products;

•	changes in the mix of products sold and our revenue mix;

•	charges related to excess inventory;

•	seasonal customer demand;

•	increasing pricing pressures;

•	gain or loss of significant customers;

•	the cyclical nature of the semiconductor industry;

•	the timing of our and our competitors’ new product announcements and introductions, and the market acceptance of new or enhanced versions of our and our customers’ products;

•	the timing of significant customer orders;

•	availability and cost of raw materials;

•	significant increases in expenses associated with the expansion of operations; and

•	availability and cost of foundry capacity.

We often purchase inventory based on sales forecasts and if anticipated sales do not materialize, we may continue to experience significant inventory charges.

     We currently place non-cancelable orders to purchase our products from independent foundries on an approximately three-month rolling basis, while our customers generally place purchase orders with us that may be cancelled without significant penalty less than four weeks prior to delivery. If anticipated sales and shipments in any quarter are cancelled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and we may be required to record significant inventory charges in our statement of operations in a particular period. We have experienced significant inventory charges in the past and we may continue to experience these charges in future periods.

Our research and development investments may fail to enhance our competitive position.

     We invest a significant amount of time and resources in our research and development activities to maintain and enhance our competitive position. Technical innovations are inherently complex and require long development cycles and the commitment of extensive engineering resources. We incur substantial research and development costs to confirm the technical feasibility and commercial viability of a product that in the end may not be successful. If we are not able to successfully and timely complete our research and development projects, we may face competitive disadvantages. There is no assurance that we will recover the development costs associated with these projects or that we will be able to secure the financial resources necessary to fund future research and development efforts. One of our significant projects is the development of a next generation DVD system processor chip that will incorporate three independent processors and allow us to support additional features, including the Linux, PocketPC (formerly WinCE) and VxWorks operating systems. This will require a new architecture and a complete system on a chip design, which is extremely complex and may not be ultimately feasible. If we are unable to successfully develop this next generation DVD system processor chip, or complete other significant research and development projects, our business, financial condition and results of operations could be materially adversely affected.

We may need to acquire other companies or technologies to successfully compete in our industry and we may not be successful acquiring key targets or integrating these acquisitions with our business.

     We will continue to regularly consider the acquisition of other companies or the products and technologies of other companies to complement our existing product offerings, improve our market coverage and enhance our technological capabilities. There may be technologies that we need to acquire or license in order to remain competitive. However, we may not be able to identify and consummate suitable acquisitions and investments. Acquisitions and investments carry risks that could have a material adverse effect on our business, financial condition and results of operations, including:

•	the failure to integrate with existing products and corporate culture;

•	the inability to retain key employees from the acquired company;

•	diversion of management attention from other business concerns;

•	the potential for large write-offs;

•	issuances of equity securities dilutive to our existing shareholders; and

•	the incurrence of substantial debt and assumption of unknown liabilities.

Our sales may fluctuate due to seasonality of customer demand.

     Our customers have experienced and may continue to experience significant seasonality in the sales of their products, which affects their orders of our products. A majority of consumer home electronics products are sold during the holiday season. Consequently, as more of our chips are sold into the consumer electronics market, we expect a disproportionate amount of our sales to occur in the third and fourth quarters.

Our products are subject to increasing pricing pressures.

     The markets for most of the applications for our chips are characterized by intense price competition. The willingness of original equipment manufacturers, or OEMs, to design our chips into their products depends, to a significant extent, upon our ability to sell our products at cost-effective prices. We expect the average selling prices of our existing products to decline significantly over the life of each product as the markets for our products mature and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins, our gross margins may decline.

We may lose business to competitors who have significant competitive advantages.

     Our existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than we have. Our competitors also include a number of independent and emerging companies who may be able to better adapt to changing market conditions and customer demand. In addition, some of our current and potential competitors maintain their own semiconductor fabrication facilities and could benefit from certain capacity, cost and technical advantages. DVD and video CD players face significant competition from video on demand, VCRs and other video formats. In addition, we expect that the DVD platform for the digital home system will face competition from other platforms including set-top-boxes, as well as multi-function game boxes being manufactured and sold by large companies. Some of our competitors may be more diversified than us and supply chips for multiple platforms. A decline in DVD sales may have a disproportionate affect on us as we shift our focus to this market. Any of these competitive factors could reduce our sales and market share and may force us to lower our prices, adversely affecting our business, financial condition and results of operations.

Our business is dependent upon retaining key personnel and attracting new employees.

     Our success depends to a significant degree upon the continued contributions of Fred S.L. Chan, our Chairman of the Board, and Robert L. Blair, our President and CEO. In the past, Mr. Chan has served as our President and Chief Executive Officer besides being our Chairman of the Board and currently he serves as the Chairman of the Board of Vialta, our former subsidiary. Mr. Chan is critical to maintaining many of our key relationships with customers, suppliers and foundries in Asia. The loss of the services of Mr. Chan, Mr. Blair or any of our other key executives could adversely affect our business. We may not be able to retain these employees and searching for their replacements could divert the attention of other senior management and increase our operating expenses. We currently do not maintain any key person life insurance. To manage our future operations effectively, we will need to hire and retain additional management personnel, design personnel and software engineers. We may have difficulty recruiting these employees or integrating them into our business. If we lose the services of a significant number of our management personnel, design personnel or software engineers, the implementation of our business strategy could be disrupted.

Our customer base is highly concentrated, so the loss of any one customer could adversely affect our business.

     A substantial portion of our net revenues has increasingly been derived from sales to a small number of our customers. During the third quarter of 2001, sales to our top five customers increased to approximately 79% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We rely on a single distributor for a significant portion of our revenues and if this relationship deteriorates our financial results could be adversely affected.

     During the third quarter of 2001, sales through Dynax Electronics (HK) LTD., our largest distributor, increased to approximately 61% of our net revenues. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes. Our business would be adversely affected if our relationship with Dynax Electronics deteriorates or their financial condition were to decline. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities and impede our ability to accurately forecast product orders.

We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.

     To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. As of September 30, 2001, we had 12 patents granted in the United States. These patents will expire over time commencing in 2008 and ending in 2019. In addition, as of September 30, 2001, we had 11 corresponding foreign patents, which are going to expire over time commencing in 2002 (two audio-related Japanese patents will expire in 2002) and ending in 2015. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. Litigation by or against us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a favorable determination for us. Any claim, even if without merit, may require us to spend significant resources to develop non-infringing technology or enter into royalty or cross-licensing arrangements, which may not be available to us on acceptable terms, or at all. We may be required to pay substantial damages or cease the use and sale of infringing products, or both. As of September 30, 2001, there were two related pending intellectual property litigation matters against us with respect to our modem chips which we are vigorously defending. In general, a successful claim of infringement against us in connection with the use of our technologies could adversely affect our business. In particular, if we lose either of the related modem cases, our results of operations could be significantly harmed. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. In the event of an adverse result in any such litigation our business could be materially harmed.

We have significant international sales and operations that are subject to the special risks of doing business outside the United States.

     Substantially all of our sales have been to customers in Hong Kong, Taiwan, China, Korea, Japan, Malaysia, and Singapore. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

•	unexpected changes in legislative or regulatory requirements and related compliance problems;

•	lack of adequate protection of our intellectual property rights;

•	changes in diplomatic and trade relationships, including changes in most favored nations trading status;

•	tariffs, quotas and other trade barriers and restrictions;

•	longer payment cycles and greater difficulties in accounts receivable collection;

•	potentially adverse taxes;

•	difficulties in obtaining export licenses for technologies;

•	language and other cultural differences, which may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign counterparts;

•	currency exchange risks; and

•	earthquakes and other natural disaster in those geographic regions.

Our products are manufactured by independent third parties.

     We rely on independent foundries to manufacture all of our products. Substantially all of our products are currently manufactured by Taiwan Semiconductor Manufacturing Company, Ltd., or TSMC, and by United Microelectronics Corporation, or UMC. Our reliance on these or other independent foundries involves a number of risks, including:

•	the possibility of an interruption or loss of manufacturing capacity;

•	reduced control over delivery schedules, manufacturing yields and costs; and

•	the inability to reduce our costs as rapidly as competitors who perform their own manufacturing and who are not bound by volume commitments to subcontractors at fixed prices.

     Any failure of these third party foundries to deliver products or otherwise perform as requested, could damage our relationships with our customers and harm our sales and financial results. To address potential foundry capacity constraints in the future, we may be required to enter into arrangements, including equity investments in or loans to independent wafer manufacturers in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or “take or pay” contracts that commit us to purchase specified quantities of wafers over extended periods. These arrangements could require us to commit substantial capital or to grant licenses to our technology. If we need to commit substantial capital, we may need to obtain additional debt or equity financing, which could result in dilution to our shareholders.

Because we purchase raw materials from a limited number of suppliers, we could experience disruptions or cost increases.

     We depend on a limited number of suppliers to obtain adequate supplies of quality raw materials on a timely basis. We do not generally have guaranteed supply arrangements with our suppliers. If we have difficulty in obtaining materials in the future, alternative suppliers may not be available, or if available, these suppliers may not provide materials in a timely manner or on favorable terms. If we cannot obtain adequate materials for the manufacture of our products, we may be forced to pay higher prices, experience delays and our relationships with our customers may suffer.

We have extended sales cycles, which increase our costs in obtaining orders and reduce the predictability of our earnings.

     Our potential customers often spend a significant amount of time to evaluate, test and integrate our products. Our sales cycles often last for several months and may last for up to a year or more. These longer sales cycles require us to invest significant resources prior to the generation of revenues and subject us to the risk that customers may not order our products as anticipated. In addition, orders expected in one quarter could shift to another because of the timing of customers’ purchase decisions. Any cancellation or delay in ordering our products after a lengthy sales cycle could adversely affect our business.

Our products are subject to recall risks.

     The greater integration of functions and complexity of our products increases the risk that our customers or end users could discover latent defects or subtle faults in our products. These discoveries could occur after substantial volumes of product have been shipped, which could result in material recalls and replacement costs. Product recalls could also divert the attention of our engineering personnel from our product development needs and could adversely impact our customer relationships. In addition, we could be subject to product liability claims that could distract management, increase costs and delay the introduction of new products.

We may need additional funds to execute our business plan, and if we are unable to obtain such funds, we may not be able to expand our business, and if we do raise such funds, your ownership in the company may be subject to dilution.

     We may be required to obtain substantial additional capital to finance our future growth, fund our ongoing research and development activities and acquire new technologies or companies. To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we may need to seek additional equity or debt financing from time to time. If our performance or prospects decrease, we may need to consummate a private placement or public offering of our capital stock at a lower price than you paid for your shares. If we raise additional capital through the issuance of new securities at a lower price than you paid for your shares, you will be subject to additional dilution. Further, such equity securities may have rights, preferences or privileges senior to those of our existing common stock. Additional financing may not be available to us when needed or, if available, it may not be available on terms favorable to us.

The semiconductor industry is subject to cyclical variations in product supply and demand.

     The semiconductor industry is subject to cyclical variations in product supply and demand. Downturns in the industry have been characterized by abrupt fluctuations in product demand, production over-capacity and accelerated decline of average selling prices. Current trade association data indicate that the semiconductor industry has experienced a severe downturn since the third quarter of 2000 and this downturn may continue for the foreseeable future. This downturn could harm our net revenues and gross margins if average selling prices continue to decline or demand falls. We cannot assure you that the market will stabilize or improve in the near term. A prolonged downturn in the semiconductor industry could materially and adversely impact our business and results of operations.

Our success within the semiconductor industry depends upon our ability to develop new products in response to rapid technological changes and evolving industry standards.

     The semiconductor industry is characterized by rapid technological changes, evolving industry standards and product obsolescence. Our success is highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels. The success of new products depends on a number of factors, including:

•	anticipation of market trends;

•	timely completion of product development, design and testing;

•	market acceptance of our products and the products of our customers;

•	offering new products at competitive prices;

•	meeting performance, quality and functionality requirements of customers and OEMs; and

•	meeting the timing, volume and price requirements of customers and OEMs.

     Our products are designed to conform to current specific industry standards, however we have no control of future modifications to these standards. Manufacturers may not continue to follow the current standards, which would make our products less desirable to manufacturers and reduce our sales. Our success is highly dependent upon our ability to develop new products in response to these changing industry standards.

We operate in highly competitive markets.

     The markets in which we compete are intensely competitive and are characterized by rapid technological changes, price reductions and rapid product obsolescence. Competition typically occurs at the design stage, when customers evaluate alternative design approaches requiring integrated circuits. Because of shortened life cycles, there are frequent design win competitions for next-generation systems. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with products that may be provided at lower costs or provide higher levels of integration, higher performance or additional features. Advancements in technology can change the competitive environment in ways that may be adverse to us. For example, today’s high-performance central processing units in PCs have enough excess computing capacity to perform many of the functions that formerly required a separate chip set, which has reduced demand for our PC audio chips. The announcements and commercial shipments of competitive products could adversely affect sales of our products and may result in increased price competition that would adversely affect the average selling prices and margins of our products. The following factors may affect our ability to compete in our highly competitive markets:

•	the price, quality and performance of our products and the products of our competitors;

•	the timing and success of our new product introductions and those of our customers and competitors;

•	the emergence of new multimedia standards;

•	the development of technical innovations;

•	ability to obtain adequate foundry capacity and sources of raw materials;

•	the rate at which our customers integrate our products into their products;

•	the number and nature of our competitors in a given market; and

•	the protection of our intellectual property rights.

The value of our common stock may be adversely affected by market volatility.

     The price of our common stock fluctuates significantly. Many factors influence the price of our common stock, including:

•	future announcements concerning our company, our competitors or our principal customers, such as quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	the liquidity within the market for our common stock;

•	sales by our officers, directors and other insiders;

•	investor perceptions concerning the prospects of our business and the semiconductor industry;

•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies; and

•	general economic, political and market conditions, such as recessions or international currency fluctuations.

The concentration of our capital stock under the control of existing shareholders will likely limit your ability to influence corporate matters.

     Fred S.L. Chan, our Chairman of the Board, together with his spouse, Annie M.H. Chan, another of our directors, and certain trusts for the benefit of their children, beneficially own, a significant percentage of our outstanding common stock. These shareholders together possess significant voting power over our company, giving them the ability to influence significantly the election of our Board of Directors and approve significant corporate transactions. Such control could delay, defer or prevent a merger, consolidation, takeover or other business transactions involving us, or discourage a potential acquirer from making a tender offer for control of our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

     We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. As we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundry and test and assembly vendors are denominated in U.S. dollars. We have not entered into any currency hedging activities.

Interest Rate Risks

     We also invest in short-term investments. Consequently, we are exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for a sale, and at September 30, 2001, the fair market value of our investments approximated their costs.

Risk Associated with Investment

     We are exposed to fluctuations due to changes in the market price of shares of Cisco Systems we hold as marketable securities. Since we do not use hedging instruments, these fluctuations could have an adverse impact on our net income should we decide to sell our remaining Cisco shares for a loss.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On April 9, 1999, we filed a complaint in the U.S. District Court for the Northern District of California, No. C-99 20292 RMW, against PCTEL, Inc., alleging violations of the antitrust laws and other claims relating to PCTEL’s failure to provide a license to us covering certain patents that PCTEL maintains are essential to the manufacture and sale of modems. Among other things, the complaint alleges that through its relationship with an industry standards organization, PCTEL has an obligation to offer to license such patents to anyone on a reasonable and non-discriminating basis, and that it has failed to do this with respect to us. On August 7, 2000, PCTEL filed an answer and counterclaim alleging infringement of such patents, and in an amended counterclaim filed October 4, 2000 it has asserted infringement of three additional patents. The counterclaim seeks unspecified damages and includes claims of willful infringement and also seeks an injunction against our future sale of modems violating PCTEL’s alleged patent rights. The case is in the early discovery stage and has not been set for trial. We intend to vigorously defend this action and the related International Trade Commission action described below filed by PCTEL. While we are unable to predict the ultimate outcome of the litigation, we believe that, in light of the shift of our primary focus to the consumer digital video market, these actions will not materially adversely affect our business.

     On September 15, 2000, we were named, along with another respondent, in a complaint filed by PCTEL with the International Trade Commission, or ITC, requesting exclusion orders and other relief directed at products imported into the United States that contain our modem products alleged to infringe two of the patents that also have been asserted in the district court action, but which are described by PCTEL as not essential to the manufacture and sale of modems pursuant to industry standards. On October 18, 2000, the ITC initiated an investigation into the matter. A hearing took place from July 17, 2001 to July 27, 2001, at which both parties presented evidence to the ITC. The parties submitted post-hearing briefs on August 14, 2001 and closing arguments were made on September 13, 2001. The initial determination of the investigation by the judge was released on October 18, 2001, wherein the judge found infringement on one, and no infringement by us on the other of the two patents at issue. Under this initial finding, which is subject to several stages of review and appeal, we could be restricted from shipping HSP modem boards with this function into the United States. As we have already modified the software to avoid the infringed patent, we expect that there will be no material or practical impact on current or future sales of any ESS modem product if this initial determination is ultimately affirmed. Nevertheless, we have petitioned for ITC review of the judge’s initial determination as to the infringed patent and PCTEL has petitioned for ITC review of the judge’s initial determination as to the non-infringed patent. Any subsequent findings may be appealed to the U.S. Court of Appeals for the Federal Circuit.

     On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California, Case No. C01-20208, against Brent Townshend alleging unfair competition and various violations of the Sherman Act relating to monopolization and antitrust. Our complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Mr. Townshend to provide us with a license on reasonable and nondiscriminatory terms, as we believe is required by applicable standards. The license and patent issue relate to the manufacture and sale of high-speed modems. We believe that the license terms offered are unreasonable and discriminatory, and we will vigorously pursue this litigation. Mr. Townshend has yet to answer the complaint, and no trial date has been set.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”))

3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660)

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1)

10.38	Master Technology Ownership and License Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.38 to the Registrant’s report on Form 8-K filed with the SEC on September 5, 2001 (the “Spin off 8-K”))

10.39	Employee Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.39 to the Spin off 8-K)

10.40	Tax Sharing and Indemnity Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.40 to the Spin off 8-K)

10.41	Real Estate Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.41 to the Spin off 8-K)

10.42	Master Confidential Disclosure Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.42 to the Spin off 8-K)

10.43	Master Transitional Services Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.43 to the Spin off 8-K)

EXHIBIT
NUMBER	DESCRIPTION

10.44	Master Distribution Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 2.04 to the Spin off 8-K)

     (b)  Reports on Form 8-K. The only report filed on Form 8-K during the quarter ended September 30, 2001 was filed on September 5, 2001 to report the completion of ESS’s spin off of Vialta and contained pro forma consolidated financial statements showing the pro forma effect of the spin off.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)

Date: November 14, 2001	By:	/s/ Robert L. Blair Robert L. Blair President and Chief Executive Officer

Date: November 14, 2001	By:	/s/ James B. Boyd James B. Boyd Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”))

3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660)

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1)

10.38	Master Technology Ownership and License Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.38 to the Registrant’s report on Form 8-K filed with the SEC on September 5, 2001 (the “Spin off 8-K”))

10.39	Employee Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.39 to the Spin off 8-K)

10.40	Tax Sharing and Indemnity Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.40 to the Spin off 8-K)

10.41	Real Estate Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.41 to the Spin off 8-K)

10.42	Master Confidential Disclosure Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.42 to the Spin off 8-K)

10.43	Master Transitional Services Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 10.43 to the Spin off 8-K)

10.44	Master Distribution Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (incorporated by reference to Exhibit 2.04 to the Spin off 8-K)