Form 10-K
period 2001-12-31
ESS TECHNOLOGY INC
filed 2002-03-27
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-26660

ESS Technology, Inc.

(Exact name of Registrant as specified in its charter)

California	94-2928582
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

48401 Fremont Blvd., Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(510) 492-1088

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 5, 2002 of $23.01 as reported on the NASDAQ National Market, was approximately $747,298,945. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the registrant’s outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 5, 2002, registrant had outstanding 45,363,776 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for Registrant’s 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

ESS TECHNOLOGY, INC.

2001 FORM 10-K

      The discussion in this report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Factors That May Affect Future Results,” in the Management’s Discussion and Analysis Section and elsewhere in this report. References herein to “we,” “our,” “us” and similar words or phrases are references collectively to ESS Technology, Inc. and its subsidiaries.

PART I

Item 1.     Business

      We are a leading designer, developer and marketer of highly-integrated digital system processor chips. These chips are the primary processors driving digital video and audio players including DVD, video CD and MP3 players. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We believe that multi-featured DVD players will serve as a platform for the digital home system, or DHS, integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems and similar communication products, and a supplier of PC audio chips. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths.

      ESS was incorporated in California in 1984 and became a public company in 1995. In April 1999, we expanded our business in the semiconductor segment by establishing Vialta, a subsidiary that would operate in the internet segment. In April 2001, our board of directors adopted a plan to distribute to our shareholders all of our shares of Vialta. The Vialta spin-off was completed on August 21, 2001. Vialta is reported separately as a discontinued operation.

Industry Background

      From large screen televisions to VCRs to DVD players, technology continues to improve the home entertainment experience. Technology advancements have enhanced the clarity, color, sound, functionality and convenience of television home entertainment. In particular, the transition from analog to digital formats has allowed audio and video data to be compressed with little or no perceptible image degradation, improving storage and transmission efficiency. Digital formats provide users with several benefits, including random access to data, superior editing capabilities and enhanced security features such as protection against unauthorized copying. The development of digital media has created markets for new products such as video CD and DVD players. As digital processing and transmission technology improves, we believe additional home entertainment products will continue to be introduced.

      Some of the more significant digital home entertainment products include:

•	DVD Players. DVD players provide significantly higher quality playback than is possible with VCR or video CD technology through the use of MPEG-2 video decoding and high quality digital audio technologies. We believe we are currently the leading supplier of DVD processor chips.

•	Video CD Players. Video CD players are music CD players that have been modified to display video on a television and typically sell for slightly less than a low end VCR. Video CD offers quality comparable to VCRs, but is limited to approximately 73 minutes of video information, using an MPEG format standard for compression. The video CD market is divided into the standard video CD, or VCD, and the subsequently developed super video CD, or SVCD. VCD is popular in many developing countries while SVCD is almost exclusively sold in China. We are currently the leading supplier of video CD processor chips.

•	Digital Set-Top Box (STB) and Digital Video Recorder (DVR). Digital STBs enable subscriber-based digital television through cable, terrestrial broadcast, digital subscriber line (DSL) and satellite transmissions. DVRs provide local storage similar to a VCR and enable storage and playback of live video streams on a real-time basis. Industry analysts expect that digital STB manufacturers will incorporate DVR capabilities to enhance their functionality. We do not currently supply chips to the STB market.

•	Digital Audio Systems. Digital audio systems can include multi-channel surround sound products with movie theater quality sound systems, compressed audio (such as MP3) players and digital audio (such as music CD) players. Our chips incorporate these digital audio systems as components of a home entertainment system.

      The television, telephone and personal computer (PC) have emerged as the three principal home systems that manage digital entertainment and information. The television and the PC are the principal devices for viewing and manipulating digital content. Set-top boxes, DVD players and game consoles connected to televisions, are emerging as the principal platforms for viewing home entertainment, while PCs remain the principle platform for storing data and accessing the internet.

      Increasing advances in semiconductor technology are allowing digital products to converge, resulting in cost savings and added convenience for consumers. For example, CD players were initially developed to play audio content in the CD format only. Then, DVD players were introduced, combining video with the CD audio format. Now, additional audio formats, such as MP3, and other features are being added. Consumers can currently buy separate set-top boxes that provide internet connectivity, separate digital video recorders as well as boxes that deliver digital programming. In the future, all of these features and functions may become available through a single DVD platform. At the same time, advances in communication devices allow better distribution of information and home entertainment content to the home and within the home, and provide opportunities for further development of multimedia products.

      As digital home entertainment systems converge and become increasingly complex, makers of these systems increasingly require sophisticated semiconductor chips that are multi-featured, adaptable and cost-effective. Companies, such as ESS, that provide a highly-integrated chip with multiple processors and a programmable architecture to address the needs of the latest digital home system products, are well placed to benefit from the growth in this market.

Our Solution

      Our chips are the primary processors driving multi-featured DVD products that play DVD, CD, MP3, WMA (Windows Media Audio and Video), full-featured karaoke and other audio and video formats, through home entertainment systems. Our DVD chips support high quality video formats such as Progressive Scan, and high quality audio formats, including Dolby Digital, DTS Surround, DVD audio and Sony’s SACD audio. Our DVD chips also allow consumers to browse the internet and view digital photo CDs on their television. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We believe that multi-featured DVD players will serve as the platform for a digital home system, or DHS, integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in video CD players, MP3 players, modems and similar communication products, and we are a supplier of PC audio chips.

      We believe we have the following competitive advantages:

•	our highly programmable chips are more flexible allowing us efficiently to add new capabilities that address advances in home entertainment technologies and enable our customers to accelerate their time to market;

•	our DVD chips offer a broad array of advanced features and functionality;

•	our large workforce of engineers (approximately 60% of our employees) is continually developing sophisticated solutions to our customer’s evolving needs using our chips;

•	we have approximately 100 sales and support personnel worldwide delivering outstanding customer service;

•	we work closely with our customers to develop cost-effective design solutions incorporating our high-functionality chips that enable our customers to lower their total manufacturing cost; and

•	our longstanding strategic relationships in China position us to capture additional business as consumer electronics manufacturing increasingly migrates to China.

Our Strategy

      Our objective is to become the leading supplier of system processor chips for the digital home system, or DHS, based on a DVD platform. To achieve our objective, we are pursuing the following strategies:

      Leverage Our Proprietary Technology. Our chips are based on a programmable architecture that uses multiple processors working independently, which provides us with several advantages:

•	Multiple Processors. We believe our design approach of using multiple processors allows us to provide efficient, cost-effective solutions for our customers. We believe this design approach will allow us to develop an entire digital home entertainment system processor on a single chip.

•	Highly Programmable Chips. Our highly programmable chips enable us to add or modify features more quickly than competitors whose chips are less programmable. In the past we have successfully added significant features such as MP3 and Kodak picture CD formats through software enhancements without requiring hardware redesign and refabrication. This programmability also enables us to tailor our chips to meet our customers’ specific needs by making minor modifications that allow our customers to enhance features and improve time-to-market with new products.

      Develop the Next Generation System Processor Chip for the DHS. We are developing the next generation DVD chip that will incorporate many new advanced capabilities. We are designing this chip with a third independent processor to enable us to support the following standard operating systems: Linux, PocketPC (formerly WinCE) and VxWorks. By supporting standard operating systems, we can leverage third party software applications, such as standard web browsers, and third party software drivers to support printers, digital cameras and other consumer electronics products.

      Offer a Low-Cost Total Solution. Our engineers have significant system design expertise at the consumer product level. We design our chips to either work with lower-cost components or to decrease the number of components in our customers’ products to lower their total manufacturing cost. We work in close collaboration with our customers in their product development process. By helping our customers design their products using our chips, we can lower their total manufacturing costs. We believe this approach enables us to provide our customers with a low-cost total solution.

      Leverage Our Relationships with Low-Cost Manufacturers to Capture Additional Worldwide Market Share. We believe that consumer electronics companies will continue to move contract manufacturing to lower-cost manufacturers located in China. We are a leading supplier of video system processor chips to original equipment manufacturers, or OEMs, located in China. Our customers in China manufacture and sell DVD and video CD players both as contract manufacturers for well known brand labels and under their own brands. We believe we can leverage our position in China to gain design wins with additional key consumer electronics companies as they migrate their manufacturing to China.

      Expand Relationships with Leading Consumer Electronics Companies. We are increasing our sales efforts to, and actively pursuing key design wins with, leading consumer electronics companies located in Asia, Europe and South America.

      Employ Our Software Expertise to Develop New Technologies. Approximately 60% of our employees are engineers, a significant portion of whom are software engineers. We have a diversified base of technologies and a strong track record for developing new technologies in-house. We intend to leverage our software expertise to continue to develop new technologies and add features to our products.

      Pursue Acquisitions of Complementary and Advanced Technologies. We have in the past acquired and will continue to consider acquiring complementary technology or product lines to enhance our own product offerings and to accelerate our time to market. In addition, we will continue to form agreements with other companies to develop technologies. For example, we recently entered into an agreement with NEC Electronics to develop enhanced versions of NEC’s system controller chips used in digital consumer electronics devices, such as set-top boxes.

Products

      We offer a broad array of DVD chips, video CD chips, communication chips and PC audio chips.

      DVD Chips. Our customers can choose from a variety of DVD chips with various feature combinations and price points. We provide highly-integrated chips using multiple processors and a programmable architecture that enables us to offer a broad array of features and functionality. At the high end, our DVD chips enable consumers to play DVD, CD, MP3, WMA (Windows Media Audio and Video), full-featured karaoke and other audio and video formats through their home entertainment systems and to browse the internet and view digital photo CDs on their television. Our DVD chips support high quality video formats such as Progressive Scan, and high quality audio formats, including Dolby Digital, DTS Surround, DVD audio and Sony’s SACD audio. These chips can also be used as the primary processor in MP3 players.

      Video CD Chips. Our video CD products consist of both the standard VCD chips and the enhanced version known as SVCD chips. Our customers can choose from a variety of VCD and SVCD chip products, each with various feature combinations and price points. Our VCD chips include an MPEG-1 video and audio system decoder. They deliver full-screen, full-motion video at 30 frames per second with selectable CD-quality audio. Our SVCD chips include MPEG-2 video and MPEG-1 audio system decoders. The video quality of SVCD is roughly comparable to that of a high-quality VCR, and VCDs have slightly lower quality video. These chips are used in relatively low-cost video CD players that are sold primarily in China, Malaysia, India and other emerging markets.

      Communication Chips. Internet-related applications, such as voice e-mail, internet radio, audio home pages and news-on-demand, are increasing the demand for integrated audio and computer fax/ modem/ network functions on the PC. Our communication products enable PC manufacturers to provide fax/ modem/ network capabilities to add-on cards and directly onto the motherboards of desktops and notebook PCs. We provide a full line of modem chips that are compliant with current worldwide modem standards and have various feature combinations and price points.

      PC Audio Chips. Our PC audio chips enable PC manufacturers to provide audio capabilities on add-in sound cards and directly on the motherboards of desktop and notebook computers. We were a pioneer in this market, offering the first single-chip PC audio solution with high-quality sound reproduction. We provide a full line of PC audio chips with various feature combinations and price points, but we are no longer emphasizing this business and expect that sales of PC audio chips will continue to decline.

      Sales of these products accounted for the following percentages of our net revenues in the past three years:

	Percentage of Net Revenues

	Years Ended December 31,

	2001	2000	1999

DVD	37%	15%	4%
Video CD	40%	42%	45%
PC Audio	16%	35%	48%
Communication and Other	7%	8%	3%

Total	100%	100%	100%

Technology and Research and Development

      Our DVD chips incorporate a digital signal processor (DSP) and a reduced instruction set computer processor (RISC). The two processors work asynchronously on separate tasks, which allows us to build a highly-integrated chip. We believe this architecture will enable us to efficiently add many additional features and functionality to our DVD chips as we pursue our overall DHS strategy.

      We are developing the next generation DVD chip that will incorporate many new advanced capabilities. We are designing this chip with a third independent processor to enable us to support the following standard operating systems: Linux, PocketPC (formerly WinCE) and VxWorks. By supporting standard operating systems, we can leverage third party software applications, such as standard web browsers, and third party software drivers to support printers, digital cameras and other consumer electronics products.

      We must continually design, develop and introduce new products that take advantage of market opportunities and address emerging technical standards. We intend to leverage our base of design expertise, analog, digital and mixed-signal design capabilities and process technologies, and software and systems expertise to continue to develop audio, video and communication solutions for the consumer electronics marketplace.

      Our design environment is based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high-level, design-description language. We invest regularly in new advanced equipment and software tools and we intend to maintain and enhance our library of core cells.

      On research and development activities, we spent approximately $28 million during 2001, $27.8 million during 2000, excluding a one-time pre- and post-tax charge of $2.6 million related to acquired research and development in-process from the acquisition of NetRidium Communications, Inc. in the first quarter of 2000, and $36.0 million during 1999.

Customers

      We sell our chips to distributors and OEMs of DVD, video CD, MP3, modem and PC products. Our customers manufacture and sell these products both as contract manufacturers for well known brand labels and under their own brands. As a result, our chips can be found in a diverse array of DVD, video CD and PC products on store shelves in the United States, Asia and Europe. For example, our chips can be found in certain branded DVD players, such as Sharp, RCA, GE and Toshiba, as well as in lower-cost DVD players, such as Apex.

      A limited number of customers have accounted for a substantial portion of our net revenues. Sales to our top five customers, including sales to distributors, accounted for approximately 73% of our net revenues in 2001, 56% of our net revenues in 2000, and 53% of our net revenues in 1999. In 2001, Dynax Electronics accounted for approximately 56% of our net revenues. As a distributor, Dynax Electronics resells our products to OEMs and other customers. We expect that a limited number of customers may account for a substantial portion of our net revenues for the foreseeable future. In 2000, Dynax Electronics accounted for approximately 35% of our net revenues and Digital AV accounted for approximately 10% of our net revenues. In 1999, Dynax Electronics, our largest distributor, accounted for approximately 22% of our net revenues and Digital AV (formerly Shinco) accounted for approximately 13% of our net revenues.

Sales and Distribution

      We market our products worldwide through our direct sales force, distributors and sales representatives. We have sales and support offices in the United States, China and in several other countries.

      We believe customer service and technical support are important competitive factors in selling to major customers. Sales representatives and distributors supplement our efforts by providing additional customer service at the local level. We believe close contact with our customers not only improves the customer’s level of satisfaction, but also provides important insight into future market direction.

      International sales comprised approximately 97% of our net revenues in 2001, 93% of our net revenues in 2000 and 95% of our net revenues in 1999. Our international revenues in 2001, 2000 and 1999 were derived primarily from Asian customers who manufacture DVD, video CD, communications and PC products. Companies in Asia manufacture a large percentage of the worldwide supply of these products. We believe a significant portion of our DVD chip products are incorporated into DVD players that are ultimately sold into the United States. We have direct sales personnel and technical staff located in Hong Kong and Taiwan, where a significant portion of our sales have historically been derived. Our products are also sold internationally through distributors and sales representatives located in China, Korea, Japan, and Singapore. Our sales representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, our distributors typically have rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes.

Manufacturing

      We contract with third parties for all of our fabrication and assembly as well as the majority of our test operations. This manufacturing strategy enables us to focus on our design and development strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. Semiconductor manufacturing consists of foundry activity where wafer fabrication takes place, as well as chip assembly and testing activities. We use two independent foundries that use advanced manufacturing technologies to fabricate our chips. Substantially all of our products are manufactured by Taiwan Semiconductor Manufacturing Company, or TSMC, which has manufactured products for us since 1989, and by United Microelectronics Corporation, or UMC, which is also located in Taiwan. Most of our products are currently fabricated using both mixed-signal and logic CMOS 0.35 to 0.22 micron process technologies.

      After wafer fabrication by the foundry, all of our semiconductor products are assembled and tested by third-party vendors, primarily Advanced Semiconductor Engineering, or ASE, Orient Semiconductor Electronics, or OSE, and Sampo Semiconductor in Taiwan. We have internally designed and developed our own test software and certain test equipment, which are provided to our test vendors. See “Factors That May Affect Future Results — Our products are manufactured by independent third parties.”

Competition

      Our markets are intensely competitive and are characterized by rapid technological change, price reductions and rapid product obsolescence. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles, there are frequent design win competitions for next-generation systems. We expect competition to remain intense from existing competitors and from companies that may enter our existing or future markets. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for most of the applications for our products are characterized by intense price competition. As the markets for our products mature and competition increases, we anticipate that prices for our products will continue to decline.

      Our existing and potential competitors consist principally of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than we have. Our competitors also include a number of smaller and emerging companies.

      Our principal competitors include LSI Logic, Zoran and Cirrus Logic. In addition, we expect that the DVD platform for the digital home system will face competition from other platforms including set-top-boxes, as well as multi-function game boxes. Some of our competitors may supply chips for multiple platforms, such as LSI Logic and STMicroelectronics, each of which makes chips for both DVD players and set-top-boxes.

      Many of our current and potential competitors have longer operating histories as well as greater name recognition than we have. Any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than we can.

      In addition, as the market for the digital home system develops, a number of companies with significantly greater resources than us could attempt to increase their presence in the market by acquiring or forming strategic alliances with our competitors resulting in increased competition to us. For example, LSI Logic acquired C-Cube Microsystems and Cirrus Logic acquired LuxSonor Semiconductors.

Proprietary Technology

      We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2001, we had 15 patents granted in the United States, which are going to expire over time commencing in 2008 and ending in 2019. In addition, as of December 31, 2001 we had 11 corresponding foreign patents, which are going to expire over time commencing in 2002 (the patents expiring in 2002 consist of two audio-related Japanese patents) and ending in 2015. We have several patent applications pending and we have a continuous program and intent to seek further U.S. and international patents on our technology whenever possible.

      We have created significant intellectual property in our software programs that run on our chips. We protect this software as a trade secret.

      The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of December 31, 2001, there were several intellectual property litigation matters pending against us which we are vigorously defending and believe will not have a material adverse effect on our business.

      We currently license certain of the technology we use in our products, and we expect to continue to do so in the future. We have, in the past, granted limited licenses to certain of our technology, some of which have expired. We have not derived material revenues from these licenses in recent periods. See “Factors That May Affect Future Results — We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.”

Employees

      As of March 5, 2002, we had approximately 440 full-time employees, including 194 in research and development, 135 in marketing, sales and support, 57 in operations, finance and administration and 54 in manufacturing. Approximately 60% of our employees are engineers, a significant portion of them are software engineers. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly-skilled semiconductor design personnel and software engineers involved in new product development, for whom competition can be intense, particularly in the Silicon Valley. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relationship with our employees is good.

Backlog

      Our products are generally sold pursuant to standard purchase orders, which are frequently revised to reflect changes in the customer’s requirements. Product deliveries are scheduled when we receive purchase orders. Generally, these purchase orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that our backlog, while useful for scheduling production, is not necessarily a reliable indicator of revenues.

Item 2.     Properties

      We own nearly 12 acres of land in Fremont, California, on which we built our two-story, 93,000 square-foot corporate headquarters as well as a 77,000 square-foot building next to our corporate headquarters, which we are currently leasing to Vialta, Inc., our former subsidiary. In addition we own an adjacent 11,000 square-foot dormitory building used to house visitors and guest workers. We also maintain leased office space in various locations. We believe our existing facilities are adequate to meet our current requirements.

Item 3.     Legal Proceedings

      On April 9, 1999, we filed a complaint in the U.S. District Court for the Northern District of California, Case No. C-99 20292 RMW, against PCTEL, Inc., alleging violations of the antitrust laws and other claims relating to PCTEL’s failure to provide a license to us covering certain patents that PCTEL maintains are essential to the manufacture and sale of modems. On August 7, 2000, PCTEL filed an answer and cross-complaint alleging infringement of such patents, and in an amended cross-complaint filed October 4, 2000 PCTEL asserted infringement of three additional patents. In a related proceeding, on September 15, 2000, we were named, along with another respondent, in a complaint filed by PCTEL with the International Trade Commission requesting exclusion orders and other relief directed at products imported into the United States that contain our modem products alleged to infringe two of the patents that were asserted in the district court action mentioned above. On February 6, 2002, we jointly announced the settlement of all pending litigation matters between us and PCTEL. As part of the settlement, we entered into a cross-license agreement involving the PCTEL patents asserted in the proceedings described above and involving our modem patent portfolio. PCTEL will receive royalty payments and additional technology from us. We believe this settlement will have no material effect on our business or financial performance.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of security holders during the quarter ended December 31, 2001.

Executive Officers of the Registrant

      The following table sets forth certain information regarding the Company’s current executive officers:

Name	Age	Position

Fred S.L. Chan	55	Chairman of the Board of Directors of the Company
Robert L. Blair	54	President, Chief Executive Officer and Director
Patrick Ang	42	Chief Operating Officer and Executive Vice President
James B. Boyd	49	Chief Financial Officer and Assistant Secretary

      Fred S.L. Chan has been a director since January 1986 and has served as Chairman of the Board since October 1992. Mr. Chan is the Chairman of the Board for Vialta, Inc. and has served in that capacity since September 1999. Mr. Chan served as President and Chief Executive Officer of Vialta from September 1999 to August 2001. Mr. Chan served as our President from November 1985 until October 1996 and from February 1997 to September 1999. He served as our Chief Executive Officer from June 1994 until September 1999. Mr. Chan served as our Chief Financial Officer from October 1992 to May 1995. From 1984 to 1985, Mr. Chan was founder, President and Chief Executive Officer of AC Design, Inc., a VLSI chip design center providing computer aided design (CAD), engineering and other design services. From 1982 to 1984, he was co-founder, President and Chief Executive Officer of CADCAM Technology, Inc., a company in the business of computer aided engineering (CAE) systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii. Mr. Chan is the spouse of Annie M.H. Chan, another of our directors.

      Robert L. Blair has been our President and Chief Executive Officer since September 1999. Mr. Blair was elected as a director in 1999. Mr. Blair served as our Executive Vice President of Operations from April 1997 to September 1999. From December 1994 to March 1997, he was our Vice President of Operations. From December 1991 to November 1994, he was Senior Vice President of Operations (Software Packaging & Printing Division) of Logistix Corporation, a software turn-key company, and from 1989 to November 1991, he was Vice President and co-owner of Rock Canyon Investments, a real estate development-planning firm in California. From 1986 to 1989, he held various positions at Xidex Corporation, a computer diskette manufacturer, including President/ General Manager, and at XEMAG, a division of Xidex Corporation. From 1973 to 1986, he held several positions including Vice President, High Reliability Operations at Precision Monolithics, Inc.

      Patrick Ang has served as Chief Operating Officer and Executive Vice President whose responsibilities include worldwide sales and marketing since December 2001. From March 1998 to September 2001, Mr. Ang served as President and Chief Executive Officer of Broadxent, Inc. (formerly known as Digicom Systems, Inc.), a broadband communications equipment manufacturer, and from November 1997 to December 1999 Mr. Ang served as President of Ectiva, Inc., an internet appliance manufacturer which was acquired by Creative Technology Ltd. in November, 1997. From December 1993 to November 1997, Mr. Ang was employed as Division President for OPTi, Inc., a supplier of semiconductor products for the personal computer market. He was the founder of MediaSonics and co-founder of MediaChips, which was acquired by OPTi, Inc. in November 1993. Mr. Ang has more than 17 years of management, systems and semiconductor experience and has held various R&D positions at Telmos, Sierra Semiconductor and Triptech Microelectronics. Mr. Ang holds a B.S. in Electrical Engineering from the National University of Singapore. He is serving on the boards of directors for Sunrise Telecom, Inc. and Photoniko, Inc.

      James B. Boyd was appointed Chief Financial Officer in August 2000. Mr. Boyd was also elected as Assistant Secretary in August 2000. Prior to joining ESS, Mr. Boyd served from March 1998 until July 2000 as Chief Financial Officer of Gatefield Corporation, a Fremont-based manufacturer of field programmable electronic circuits used in PCs and consumer electronics. From August of 1997 until January of 1998, he was Chief Financial Officer of AirMedia, a developer of wireless communications software and from March of 1996 until August of 1997, he was Corporate Controller at Farallon Communications. He has also held senior management positions with Fritz Companies, GTE Sprint Communications and Southern Pacific Companies. Mr. Boyd holds a B.S. degree in accounting and an MBA in finance from the University of Wisconsin — Madison, and a J.D. from Golden Gate University.

      The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section in the proxy statement for the 2002 Annual Shareholders’ Meeting entitled “Compliance under Section 16(a) of the Securities Exchange Act of 1934.”

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

      The Company’s Common Stock has been trading on the NASDAQ National Market under the symbol “ESST” since October 6, 1995. The following table sets forth the high and low last reported sales prices for the Common Stock as reported by the NASDAQ National Market during the period indicated.

	High	Low

Fiscal 2001:
First Quarter ended March 31, 2001	8.87	4.50
Second Quarter ended June 30, 2001	10.60	4.75
Third Quarter ended September 30, 2001	16.12	5.89
Fourth Quarter ended December 31, 2001	24.45	9.95
Fiscal 2000:
First Quarter ended March 31, 2000	26.25	14.50
Second Quarter ended June 30, 2000	17.93	10.50
Third Quarter ended September 30, 2000	18.81	13.06
Fourth Quarter ended December 31, 2000	16.68	4.68

      As of March 5, 2002, there were approximately 205 record holders of the Company’s Common Stock. Since most shareholders are listed under their brokerage firm’s names, the actual number of shareholders is higher.

Dividend Policy

      We have never declared or paid cash dividends. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report. All of the data presented has been adjusted to give effect to the treatment of Vialta as a discontinued operation.

      We derived the selected consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the selected consolidated balance sheet data as of December 31, 2001 and 2000 from our audited consolidated financial statements appearing elsewhere in this report. We derived the selected consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997 from our audited consolidated financial statements, which are not included in this report.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$271,380	$303,436	$310,651	$218,252	$249,517
Cost of revenues	180,231	192,452	191,529	182,417	171,859

Gross profit	91,149	110,984	119,122	35,835	77,658
Operating expenses:
Research and development	27,957	27,832	36,028	30,529	29,471
In-process research and development	—	2,625	—	—	22,200
Selling, general and administrative	40,689	36,225	38,558	36,289	25,198

Operating income (loss)	22,503	44,302	44,536	(30,983)	789
Non-operating income (loss), net	(18,780)	41,810	4,666	1,478	2,183

Income (loss) before provision for income taxes	3,723	86,112	49,202	(29,505)	2,972
Provision for (benefit from) income taxes	(7,262)	22,946	7,877	(1,489)	13,838

Net income (loss) from continuing operations	10,985	63,166	41,325	(28,016)	(10,866)
Net income (loss) per share from continuing operations:
Basic	$0.26	$1.49	$1.02	$(0.68)	$(0.27)

Diluted	$0.24	$1.37	$0.91	$(0.68)	$(0.27)

Shares used in calculating net income (loss) per share from continuing operations:
Basic	42,274	42,548	40,640	40,955	39,593

Diluted	45,262	45,943	45,625	40,955	39,593

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$129,034	$58,838	$68,687	$82,471	$42,284
Working capital excluding net assets of discontinued operation (See Note 4.)	156,966	138,541	85,228	81,124	74,238
Total assets	237,965	294,391	226,922	214,645	231,654
Current liabilities	54,056	73,901	72,804	72,573	60,547
Total shareholders’ equity	$176,978	$211,429	$183,579	$142,072	$171,107

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Factors that May Affect Future Results” below and elsewhere in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning the future of our industry, our product development, our business strategy, our future acquisitions, the continued acceptance and growth of our products, and our dependence on significant customers. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. In some cases, these statements can be identified by terminologies such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words.

      Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, they may be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by us or any other person that the results or conditions described in such statements will be achieved.

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

      In April 2001, our board of directors adopted a plan to distribute all of our shares of Vialta, a startup company with historical losses that is developing a multi-featured DVD player with internet connectivity and other advanced features. The Vialta spin-off was completed on August 21, 2001. Vialta is reported separately as a discontinued operation.

      In February 2000, we acquired NetRidium, a development stage company, for $5.3 million in cash. NetRidium is a developer of broadband communication products enabling high-speed networking over existing phone lines in the home. The acquisition was recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisition have been included from the date of acquisition.

      At the end of 1995, we purchased 16 acres of land in Fremont, California, on which we built our corporate campus. In October 2000, we sold the remaining undeveloped 4.32 acres of this land.

Critical Accounting Policies

     Use of Estimates

      The preparation of the financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions related to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

     Revenue Recognition

      The Company provides for rebates and future returns based on historical experiences at the time revenue is recognized. Actual expenses may be different from management’s estimate; such differences, if any, are recorded in the period they become known.

     Inventories

      Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. We write down inventories to net realizable value based on forecasted demand and market conditions. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. These charges have been included in cost of sales in our consolidated statements of operations.

     Impairment of Long-Lived Assets

      Pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”), the Company reviews long-lived assets based upon a gross cash flow basis and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. On January 1, 2002, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), became effective. This standard supersedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of SFAS No. 144 will not have a material effects on our financial statements.

     Income Taxes

      The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. U.S. deferred income taxes are not provided on all un-remitted earnings of the Company’s foreign subsidiaries as such earnings are considered permanently invested. Assumptions underlying recognition of deferred tax assets and non-recognition of U.S. income tax on un-remitted earnings can change if our business plan is not achieved.

Results of Operations

      Our consolidated financial information presents the net effect of the discontinued operation separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operation. The discussion and analysis that follows below generally focus on the continuing operations. Inflation has not had any material impact on our business to date.

      The following table sets forth certain operating data as a percentage of net revenues:

	Years Ended December 31,

	2001	2000	1999

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	66.4	63.4	61.7

Gross margin	33.6	36.6	38.3
Operating expenses:
Research and development	10.3	9.2	11.6
In-process research and development	—	0.9	—
Selling, general and administrative	15.0	11.9	12.4

Operating income	8.3	14.6	14.3
Non-operating income (loss), net	-6.9	13.8	1.5

Income before income taxes	1.4	28.4	15.8
Provision for (benefit from) income taxes	-2.6	7.6	2.5

Net income from continuing operations	4.0%	20.8%	13.3%

Net Revenues

      Net revenues were $271.4 million in 2001, $303.4 million in 2000 and $310.7 million in 1999. Net revenues decreased 11% from 2000 to 2001 primarily due to the continuing softness in the PC marketplace , which more than offset the growth in our DVD business. Net revenues from 2000 to 2001 decreased by $64.6 million in our PC audio business, decreased by $16.1 million in our video CD chip business, increased by $54.6 million in our DVD chip business and decreased by $6.0 million in our communication and other businesses. We expect our DVD chip business will continue to grow as a percentage of our net revenues, while our PC audio business continues to decline. Net revenues decreased 2% from 1999 to 2000 primarily due to the softness in the PC marketplace and a decrease in average selling prices in the PC audio markets, which more than offset the growth in our communication business and our video business (which consists of both our DVD chip and video CD chip product lines). Net revenues from 1999 to 2000 in our PC audio business decreased by $41.7 million, and increased in our video business by $19.0 million and $15.5 million in our communication and other businesses. International revenues accounted for approximately 97% of net revenues in 2001, 93% of net revenues in 2000 and 95% of net revenues in 1999. We expect that international sales will continue to remain a high percentage of our net revenues. Our international sales are denominated in U.S. dollars.

	Percentage of Net Revenues

	Years Ended December 31,

	2001	2000	1999

DVD	37%	15%	4%
Video CD	40%	42%	45%
PC Audio	16%	35%	48%
Communication and Other	7%	8%	3%

Total	100%	100%	100%

Gross Profit

      Gross profit was $91.1 million in 2001, $111.0 million in 2000 and $119.1 million in 1999, representing corresponding gross margins of 33.6% of net revenues in 2001, 36.6% of net revenues in 2000 and 38.3% of net revenues in 1999. The decrease in gross margin from 2000 to 2001 was primarily due to the underabsorption of fixed overhead: certain fixed costs remained relatively constant for the two periods, while production levels for 2001 were lower than for 2000. We recorded $7.0 million of excess and obsolete inventory charges during 2001, a decrease of $3.3 million from 2000. We expect gross margins to return to historic levels in the future, based upon an increasing percentage of our sales generated by our higher-margin DVD chip business. The decrease in gross margin from 1999 to 2000 was primarily due to $10.3 million in inventory charges in 2000. Excluding the $10.3 million inventory charges, gross margin would have been 39.5% of net revenues in 2000 compared to 38.3% of net revenues in 1999, due to higher-margin product mix partially offset by reduced average selling prices.

      During 2000, we purchased inventory based on our then current sales forecast and our intent to build up inventory on key products from our foundries due to a forecasted tight wafer capacity. However, during 2001, the overall market for PC products declined significantly, and, as a result, the demand for these products did not meet our forecasts resulting in those inventory charges described above.

      As a result of intense competition in our markets, we expect the overall average selling prices for our existing products to decline over the product life. We believe that in order to maintain or increase gross profit, we must achieve higher unit volume shipments, reduce costs, add new features and introduce new products.

Operating Expenses

Research and Development

      Research and development expenses were $28.0 million, or 10.3% of net revenues, in 2001; $27.8 million or 9.2% of net revenues, in 2000; and $36.0 million, or 11.6% of net revenues, in 1999. The increase in research and development expenses from 2000 to 2001 was the result of normal variations in project workload. We expect that research and development will continue to be critical to our business as we introduce new products. The decrease in research and development expenses from 1999 to 2000 was primarily due to a decrease in internal projects and reimbursement of consulting and other services provided to Vialta.

      Operating expenses in 2000 included an additional $2.6 million for in-process research and development due to the purchase of NetRidium, which is not included in the foregoing research and development expenses.

Selling, General and Administrative

      Selling, general and administrative expenses were $40.7 million, or 15.0% of net revenues, in 2001; $36.2 million, or 11.9% of net revenues, in 2000; and $38.6 million, or 12.4% of net revenues, in 1999. The increase in selling, general and administrative expenses from 2000 to 2001 resulted primarily from the increase in legal expenses. The decrease in selling, general and administrative expenses from 1999 to 2000 resulted primarily from the completion of a co-operative marketing campaign and a decrease in bad debt expenses partially offset by an increase in salary and legal expenses. The Company expects selling, general and administrative expenses will remain relatively constant, at approximately 15-17% of net revenues in the foreseeable future.

Non-Operating Income (Loss), Net

      Net non-operating income (loss) was ($18.8) million in 2001, $41.8 million in 2000 and $4.7 million in 1999. In 2001, net non-operating loss consisted primarily of a $21.2 million loss from the sale of 565,178 shares of Cisco Systems stock in June of 2001, partially offset by interest income and rental income from Vialta. In 2000, net non-operating income consisted primarily of a pre-tax gain of $35.0 million on our exchange of preferred stock in Komodo Technology for restricted shares of common stock of Cisco Systems in September 2000, in addition to a $2.9 million gain from the sale of land and property, plant and equipment, and $2.4 million of net interest income on cash, cash equivalents and short-term investments. In 1999, net non-operating income consisted primarily of interest income.

Income Taxes

      During the fourth quarter of 1997, we established a wholly owned foreign subsidiary in the Cayman Islands, British West Indies, which has reduced our effective tax rate.

      The Company’s effective tax rate was (241%), 37%, and 15% for 2001, 2000, and 1999, respectively. Our effective tax rate, excluding the provision taken on the exchange of Komodo Technology shares for Cisco Systems shares and subsequent sale of Cisco Systems stock, was 5% for 2001 and 17% for 2000. The Company used an estimated 40% tax rate on the $21.3 million loss from sale of the investment, which resulted in an $8.5 million tax benefit. The tax rate for 2001 of 5% was lower than the combined federal and state statutory rate of 40% primarily as a result of the lower foreign tax rate on earnings from the Company’s foreign subsidiary that was considered to be permanently reinvested. The tax rate for 2000 of 17% was lower than the combined federal and state statutory rate of 40% primarily as a result of the lower foreign tax rate on earnings from the Company’s foreign subsidiary that was considered to be permanently reinvested.

Net Income From Continuing Operations

      Net income from continuing operations was $11.0 million in 2001, $63.2 million in 2000 and $41.3 million in 1999. The decreased net income from continuing operations during 2001 compared to 2000 was primarily due to the $21.2 million loss incurred on sale of investments in 2001, as compared to the $35.0 million gain recorded in 2000, the decrease in net revenues and the lower-margin product mix. The increased net income from continuing operations during 2000 compared to 1999 was primarily due to the $35.0 million gain on the Komodo investment and offset by an increase in inventory charges.

Net Loss From Discontinued Operation

      Net loss from discontinued operation was $12.8 million in 2001, $14.9 million in 2000 and $1.2 million in 1999. The increased net loss from discontinued operation during 2001 compared to 2000 was primarily due to the $13.3 million loss from disposal of discontinued operation recorded in the first quarter of 2001 for the estimated spin-off cost and anticipated losses, net of minority interest, from operating the Vialta business between April 1, 2001 and the estimated completion date for the spin-off, which was completed earlier than estimated on August 21, 2001. The increased loss from discontinued operation during 2000 compared to 1999 was due to additional costs and expenses related to product development, expansion of operations and marketing activities of Vialta.

Eight Quarters Ended December 31, 2001

      The following table sets forth our statement of operations data for each of the eight quarters ended December 31, 2001. All of the data presented has been restated to reflect Vialta as a discontinued operation. We believe that going forward we will be more seasonal, depending on the timing of customer orders and demand for the holiday season, which typically occur during the third and fourth quarters. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(Unaudited, in thousands)
Net revenues	$83,597	$79,587	$87,714	$52,538	$50,808	$64,909	$72,397	$83,266
Cost of revenues	53,114	49,296	52,521	37,521	39,606	45,970	45,930	48,725

Gross profit	30,483	30,291	35,193	15,017	11,202	18,939	26,467	34,541
Operating Expenses:
Research and development	4,854	8,328	7,111	7,539	6,411	7,592	7,273	6,681
In-process research and development	2,625	—	—	—	—	—	—	—
Selling, general and administrative	8,592	9,638	10,946	7,049	8,666	8,917	11,686	11,420

Operating income (loss)	14,412	12,325	17,136	429	(3,875)	2,430	7,508	16,440
Non-operating income (loss), net	928	518	36,576	3,788	325	(20,795)	989	701

Income (loss) before income taxes	15,340	12,843	53,712	4,217	(3,550)	(18,365)	8,497	17,141
Provision for (benefit from) income taxes	3,054	2,127	17,183	582	(382)	(8,167)	425	862

Net income (loss) from continuing operations	$12,286	$10,716	$36,529	$3,635	$(3,168)	$(10,198)	$8,072	$16,279

Liquidity and Capital Resources

      Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, bank lines of credit and short-term and long-term debt. At December 31, 2001, we had cash, cash equivalents and short-term investments of $129.0 million and working capital (excluding net assets of the discontinued operation) of $157.0 million. At December 31, 2001, we had a $15.0 million unsecured line of credit, which will expire on May 1, 2002. We expect to be able to renew this line of credit . This line of credit requires us to maintain certain financial ratios and operating results. On December 31, 2001, we were in compliance with these borrowing criteria. There were no borrowings under the line of credit at December 31, 2001.

      In 2001, we generated $93.5 million of cash from operating activities. This amount resulted primarily from the selling of inventories. We used $16.5 million of cash in investing activities, which consisted primarily of a net purchase of short-term investments, cash paid for the acquisition of SAS, other long-term investments and fixed asset purchases. We used $5.7 million of cash in financing activities, primarily as a result of using $14.3 million to repurchase Common Stock offset by the receipt of $8.6 million from the issuance of Common Stock under employee stock plans.

      In 2000, we used $11.1 million of cash in operating activities. This amount resulted primarily from the increase in our inventories of $56.6 million and accounts receivable of $17.5 million, offset by the increase in income tax related liabilities of $15.7 million and the current year net income before non-cash charges (loss from discontinued operations, deprecation and amortization) of $85.4 million. We generated $14.1 million of cash from investing activities, which mainly resulted from our net sales of investments of $17.1 million, partially offset by the acquisition of property, plant and equipment and the acquisition of NetRidium. We used $17.7 million of cash in financing activities, which resulted primarily from using $27.8 million to repurchase shares of our Common Stock, which was partially offset by issuance of Common Stock under employee stock option plans.

      In 1999, we generated $61.6 million of cash from operating activities. This amount resulted from current year net income before non-cash charges of $58.8 million, increase in accounts payable and accrued expenses of $13.6 million, offset by an increase of current assets net of liabilities of $2.8 million. We used $85.9 million of cash in investing activities, which resulted primarily from using $62.0 million to purchase shares of Vialta preferred stock, using $11.5 million to buy property, plant and equipment and using $14.6 million for the net purchase of short-term investment. We used $1.0 million of cash for financing activities.

      We believe that our existing cash and cash equivalents as of December 31, 2001 together with short-term investments, the cash generated from operations, available borrowings under our line of credit and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $1.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

      On February 1, 2002, we announced that we had commenced a public offering of 4,800,000 shares of our common stock at a price of $19.38 per share. We sold 2,500,000 shares, and 2,300,000 shares were sold by selling shareholders – we did not receive any of the proceeds from the sale of shares by the selling shareholders: Annie M.H. Chan, the Annie M.H. Chan Living Trust and the Shiu Leung Chan & Annie M.H. Chan Gift Trust. We received the net proceeds of $45,550,000 on February 6, 2002, which will be used for general corporate purposes, which may include acquisitions of companies, acquisitions of technology and capital expenditures. Pending such uses, we intend to invest the net proceeds from the offering in short term, interest bearing, investment grade securities.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 Business Combinations, (“SFAS 141”). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. ESS’s management believes that the adoption of SFAS 141 will not have a significant impact on the Company’s financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. ESS believes that the adoption of SFAS 142 will not have a significant impact on the Company’s financial position and results of operations.

      On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002.

Factors That May Affect Future Results

Our business is highly dependent on the expansion of the consumer electronics market.

      We have shifted our primary focus from the PC audio business to developing products primarily for the consumer digital video market. Since the second half of 2000, sales of video system processor chips to the DVD and video CD (including VCD and SVCD) player markets accounted for a majority of our net revenues. We expect that the consumer electronics market will continue to account for a significant portion of our net revenues for the foreseeable future. However, our strategy in this market may not be successful. Given the large installed base of VCRs and other consumer electronics products, coupled with the current economic environment, consumer spending on DVD players and other home electronics may not grow as anticipated.

      Historically, sales of audio and modem chips to the PC market have accounted for a significant portion of our net revenues. However, we are no longer emphasizing this business and expect future sales in the PC market will continue to decline. If the decline in our sales to the PC market is not offset by an increase in sales to the consumer electronics market, our business, financial condition and results of operations would be materially adversely affected.

      In addition, the potential decline in consumer confidence and consumer spending that may be occasioned by terrorist attacks or armed conflict could have a material adverse effect on our business, financial condition and results of operations. We have not yet determined the ultimate effect of the recent terrorist attacks and armed conflict on our results of operations.

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

      We invest a significant amount of time and resources in our research and development activities to maintain and enhance our competitive position. Technical innovations are inherently complex and require long development cycles and the commitment of extensive engineering resources. We incur substantial research and development costs to confirm the technical feasibility and commercial viability of a product that in the end may not be successful. If we are not able to successfully complete our research and development projects on a timely basis, we may face competitive disadvantages. There is no assurance that we will recover the development costs associated with these projects or that we will be able to secure the financial resources necessary to fund future research and development efforts.

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

      Our success depends to a significant degree upon the continued contributions of Fred S.L. Chan, our Chairman of the Board, and Robert L. Blair, our President and CEO. In the past, Mr. Chan has served as our President and Chief Executive Officer besides being our Chairman of the Board and currently he serves as the Chairman of the Board of Vialta, our former subsidiary. Mr. Chan is critical to maintaining many of our key relationships with customers, suppliers and foundries in Asia. The loss of the services of Mr. Chan, Mr. Blair, or any of our other key executives could adversely affect our business. We may not be able to retain these employees and searching for their replacements could divert the attention of other senior management and increase our operating expenses. We currently do not maintain any key person life insurance.

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

Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.

      A substantial portion of our net revenues has increasingly been derived from sales to a small number of our customers. During 2001, sales to our top five customers increased to approximately 73% of our net revenues, which includes sales through Dynax Electronics, our largest distributor. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We rely on a single distributor for a significant portion of our revenues and if this relationship deteriorates our financial results could be adversely affected.

      During 2001, sales through Dynax Electronics, our largest distributor, increased to approximately 56% of our net revenues. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes. Our business would be adversely affected if our relationship with Dynax Electronics deteriorates or their financial condition were to decline. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities and impede our ability to accurately forecast product orders.

We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.

      To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. As of December 31, 2001, we had 15 patents granted in the United States. These patents will expire over time commencing in 2008 and ending in 2019. In addition, as of December 31, 2001, we had 11 corresponding foreign patents, which are going to expire over time commencing in 2002 (the patents expiring in 2002 consist of two audio-related Japanese patents) and ending in 2015. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

      Substantially all of our sales have been to customers in Hong Kong, Taiwan, China, Korea, Japan, Malaysia, and Singapore. During 2001, sales to customers in Hong Kong, Taiwan and China were in excess of 89% of our net revenues. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

•	unexpected changes in legislative or regulatory requirements and related compliance problems;

•	lack of adequate protection of our intellectual property rights;

•	changes in diplomatic and trade relationships, including changes in most favored nations trading status;

•	tariffs, quotas and other trade barriers and restrictions;

•	longer payment cycles and greater difficulties in accounts receivable collection;

•	potentially adverse taxes;

•	difficulties in obtaining export licenses for technologies;

•	language and other cultural differences, which may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign counterparts; and

•	currency exchange risks.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risks

      We also invest in short-term investments. Consequently, we are exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for a sale, and at December 31, 2001, the fair market value of our investments approximated their costs.

Risk Associated with Investment

      We are exposed to fluctuations due to changes in the market price of shares of Cisco Systems we hold as marketable securities. Since we do not use hedging instruments, these fluctuations could have an adverse impact on our net income should we decide to sell our remaining Cisco shares for a loss.

Item 8.     Financial Statements and Supplementary Data

      The following documents are filed as part of this Report:

      Report of Independent Accountants

      Consolidated Balance Sheets as of December 31, 2001 and 2000

      Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ESS Technology, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of ESS Technology, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 23, 2002, except for Note 17,
as to which the date is February 6, 2002.

ESS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	December 31,

	2001	2000(1)

	(In thousands)
ASSETS
Cash and cash equivalents	$96,995	$25,715
Short-term investments	32,039	33,123
Accounts receivable, net	42,642	51,884
Inventories, net	37,452	98,940
Prepaid expenses and other assets	1,894	2,780
Net assets of discontinued operation, net of minority interest	—	46,131

Total current assets	211,022	258,573
Property, plant and equipment, net	22,438	31,081
Other assets	4,505	4,737

Total assets	$237,965	$294,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$49,173	$70,300
Income tax payable and deferred income taxes	4,883	3,601

Total current liabilities	54,056	73,901
Non-current deferred tax liability	6,931	9,061

Total liabilities	60,987	82,962
Commitments and Contingencies (Note 12.)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 42,334 and 42,133 shares issued and outstanding at December 31, 2001 and 2000, respectively	153,678	149,197
Other comprehensive loss	(1,374)	(7,378)
Retained earnings	24,674	69,610

Total shareholders’ equity	176,978	211,429

Total liabilities and shareholders’ equity	$237,965	$294,391

(1)	Year 2000 amounts have been reclassified to reflect separately the results of Vialta, Inc. as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2001, 2000 and 1999

	Years Ended December 31,

	2001	2000(1)	1999(1)

	(In thousands, except per share amounts)
Net revenues	$271,380	$303,436	$310,651
Cost of revenues	180,231	192,452	191,529

Gross profit	91,149	110,984	119,122
Operating expenses:
Research and development	27,957	27,832	36,028
In-process research and development	—	2,625	—
Selling, general and administrative	40,689	36,225	38,558

Operating income	22,503	44,302	44,536
Non-operating income (loss), net	(18,780)	41,810	4,666

Income before income taxes	3,723	86,112	49,202
Provision for (benefit from) income taxes	(7,262)	22,946	7,877

Net income from continuing operations	10,985	63,166	41,325
Discontinued operation, net of minority interest:
Loss from discontinued operation, net of minority interest	(4,205)	(14,860)	(1,220)
Loss on disposal of discontinued operation, net of minority interest	(8,597)	—	—

Net income (loss)	$(1,817)	$48,306	$40,105

Net income (loss) per share:
Basic:
Continuing operations	$0.26	$1.49	$1.02
Discontinued operation	(0.30)	(0.35)	(0.03)

	$(0.04)	$1.14	$0.99

Diluted:
Continuing operations	$0.24	$1.37	0.91
Discontinued operation	(0.28)	(0.32)	(0.03)

	$(0.04)	$1.05	$0.88

Shares used in calculating net income (loss) per share:
Basic	42,274	42,548	40,640

Diluted	45,262	45,943	45,625

(1)	Year 2000 and 1999 amounts have been reclassified to reflect separately the results of Vialta, Inc. as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2001, 2000 and 1999

	Common Stock		Other		Total
			Comprehensive	Retained	Shareholders’
	Shares	Amount	Loss	Earnings	Equity

	(In thousands)
Balance at December 31, 1998	40,849	$137,312	$—	$4,760	$142,072
Issuance of common stock upon exercise of options	1,138	2,683	—	—	2,683
Issuance of common stock for employee stock purchase plan	88	510	—	—	510
Income tax benefit on disqualifying disposition of common stock options	—	2,438	—	—	2,438
Repurchase of common stock	(703)	(2,346)	—	(1,883)	(4,229)
Net income	—	—	—	40,105	40,105

Balance at December 31, 1999	41,372	140,597	—	42,982	183,579
Issuance of common stock upon exercise of options	2,660	9,290	—	—	9,290
Issuance of common stock for employee stock purchase plan	74	837	—	—	837
Income tax benefit on disqualifying disposition of common stock options	—	4,639	—	—	4,639
Repurchase of common stock	(1,973)	(6,166)	—	(21,678)	(27,844)
Unrealized loss on marketable securities	—	—	(7,378)	—	(7,378)
Net income	—	—	—	48,306	48,306

Balance at December 31, 2000	42,133	149,197	(7,378)	69,610	211,429
Issuance of common stock upon exercise of options	1,772	8,174	—	—	8,174
Issuance of common stock for employee stock purchase plan	69	405	—	—	405
Income tax benefit on disqualifying disposition of common stock options	—	1,670	—	—	1,670
Repurchase of common stock	(1,640)	(5,768)	—	(8,544)	(14,312)
Unrealized loss on marketable securities	—	—	(6,705)	—	(6,705)
Net loss	—	—	—	(1,817)	(1,817)
Loss on sale of marketable security	—	—	12,709	—	12,709
Net book value of discontinued operation at date of spin-off	—	—	—	(34,575)	(34,575)

Balance at December 31, 2001	42,334	$153,678	$(1,374)	$24,674	$176,978

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000 and 1999

	Years Ended December 31,

	2001	2000(1)	1999(1)

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,817)	$48,306	$40,105
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operation	12,802	14,860	1,220
Depreciation and amortization	14,640	15,005	15,127
Gain on sale of property, plant and equipment	—	(2,911)	—
Charges for in-process research and development	—	2,625	—
Net (gain) loss from sale of investments	12,709	(35,045)	—
Income tax benefit on disqualifying disposition of common stock options	1,670	4,639	2,438
Changes in assets and liabilities:
Accounts receivable	9,242	(17,524)	3,259
Inventories	61,488	(56,593)	(19,465)
Prepaid expenses and other assets	286	1,153	12,039
Accounts payable and accrued expenses	(20,276)	(1,272)	13,642
Income tax payable and deferred income taxes	4,042	15,687	(6,744)
Net assets of discontinued operations	(1,246)	—	—

Net cash provided by (used in) operating activities	93,540	(11,070)	61,621

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,036)	(2,568)	(11,552)
Sale of property, plant and equipment	192	3,949	—
Purchase of short-term investments	(35,433)	(10,155)	(58,337)
Sale of short-term investments	13,788	29,869	46,782
Purchase of long-term investments	(2,100)	(2,640)	(3,000)
Cash paid for acquisitions	(2,072)	(4,266)	—
Purchase of Vialta stock	—	(100)	(62,000)
Sale of joint venture investments	—	—	2,183
Proceeds from sale of Cisco stock	11,134	—	—

Net cash provided by (used in) investing activities	(16,527)	14,089	(85,924)

Cash flows from financing activities:
Repurchase of common stock	(14,312)	(27,844)	(4,229)
Issuance of common stock under employee stock plans and stock option plans	8,579	10,127	3,193

Net cash used in financing activities	(5,733)	(17,717)	(1,036)

Net increase(decrease) in cash and cash equivalents	71,280	(14,698)	(25,339)
Cash and cash equivalents at beginning of period	25,715	40,413	65,752

Cash and cash equivalents at end of period	$96,995	$25,715	$40,413

Supplemental disclosure of cash flow information
Cash paid for income taxes	$3,300	$5,795	$11,763

Cash refund for income taxes	$6,684	$3,975	$—

(1)	Year 2000 and 1999 amounts have been reclassified to reflect separately the results of Vialta, Inc. as a discontinued operation.

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Business

      ESS Technology, Inc. and its subsidiaries (“ESS” or the “Company”) is a leading designer, developer and marketer of highly-integrated digital system processor chips. These chips are the primary processors driving digital video and audio players, including DVD, video CD and MP3 players. ESS is also a supplier of chips for use in modems and other communication products and a supplier of PC audio chips. ESS out sources all of its chip fabrication and assembly operations, as well as the majority of its test operations.

      The Company was incorporated in California in 1984 and became a public company in 1995. In April 1999, the Company established a subsidiary, Vialta, Inc. a Delaware corporation (“Vialta”), through which ESS planned to introduce various internet related products, including a multi-featured DVD player with internet connectivity and other advanced features. Vialta is headquartered in Fremont. As of December 31, 2000, ESS had a 62.1% ownership and voting interest in Vialta. On April 21, 2001, ESS’s Board of Directors adopted a plan to distribute all of ESS’s Vialta shares to ESS shareholders within twelve months thereafter. Effective as of August 21, 2001, ESS spun off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta Class A Common Stock then held by ESS. As such Vialta is reported separately as a discontinued operation for all periods presented within ESS’s financial statements. See Note 4. and Note 14.

Note 2.     Summary of Significant Accounting Policies

Use of Estimates

      The preparation of the financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions related to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     Foreign Currency Translation

      The Company’s subsidiaries primarily use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statement of Operations as they are incurred.

Cash, Cash Equivalents, and Short-Term Investments

      The Company considers all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents and investments with original maturity dates of greater than 90 days to be short-term investments.

      Short-term investments are comprised of primarily debt instruments and marketable securities. Short-term investments are accounted for as available-for-sale and are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in shareholders’ equity until realized in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Gains and losses on securities sold are based on the specific identification method and are included in gain on sale of equity securities.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      The reported amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities. The carrying amount of the Vialta note payable (See Note 4. and Note 14.) approximates fair value because the contractual interest rate approximates the interest rate the Company could obtain on similar financing transactions.

Inventories

      Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. We write down inventories to net realizable value based on forecasted demand and market conditions. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. These charges have been included in cost of sales in our consolidated statements of operations.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets.

Building and building improvements	7 - 30 years
Machinery and equipment	3 - 5 years
Furniture and fixtures	3 - 5 years

      Repairs and maintenance costs are expensed as incurred.

Other Assets

      Other assets consist of investments, technical infrastructure and covenants not to compete.

      Investment in over 50% owned companies are consolidated. Investments in 20% to 50% owned companies are accounted for using the equity method. Investments in less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used. The Company currently does not have any unconsolidated investments for which it accounts for under the equity method.

      Technical infrastructure and covenants not to compete are amortized over estimated useful lives that range from 3 to 4 years.

Impairment of Long-Lived Assets

      Pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, the Company reviews long-lived assets based upon a gross cash flow basis and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. On January 1, 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”) became effective. This standard supersedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of SFAS 144 not have a material effects on our financial statements.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company recognizes revenue upon the shipment of its products to the customers provided that the Company has received a signed purchase order, the price is fixed, the title has been transferred, collection of resulting receivables is probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. For shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product. The Company provides for future returns based on historical experiences at the time revenue is recognized.

Research and Development Costs

      The Company expenses research and development costs as incurred.

Income Taxes

      The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. U.S. deferred income taxes are provided on all un-remitted earnings of the Company’s foreign subsidiaries as such earnings are considered permanently invested. Assumptions underlying recognition of deferred tax assets and non-recognition of U.S. income tax on un-remitted earnings can change if our business plan is not achieved.

Earnings (Loss) Per Share

      Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into common stock.

Stock Based Compensation

      The Company accounts for stock-based compensation, including stock options granted and shares issued under the 1995 Employee Stock Purchase Plan, using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to the quoted market price of the Company’s stock on the grant date. The Company provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Accounting Policy for Minority Interest

      Minority interest in subsidiary represents the minority stakeholders’ proportionate share of net assets and results of operations of the Company’s majority-owned subsidiary. Sales of common stock of the Company’s subsidiaries and purchases of such shares may result in changes in the Company’s proportionate share of the subsidiaries’ net assets. The Company reflects such changes as an element of minority interest. ESS spun off Vialta as of August 21, 2001, thereby eliminating the minority interest.

Risks and Uncertainties

      The Company operates in one business segment that is characterized by rapid technological advances, changes in customer requirements and evolving industry standards. Any failure by the Company to anticipate or respond to such advances and changes could have a material adverse effect on its business and operating results.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative and Hedging Instruments

      Derivative instruments are recorded in the balance sheets at fair market value. Changes in the fair value of derivatives are recorded in Statements of Operations for the years covered. In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” (“SFAS 137”). SFAS 137 deferred the effective date until fiscal year beginning after June 15, 2000. The Company’s adoption of SFAS 137 as of January 1, 2001 did not have a significant effect on its financial position and results of operations. SFAS 137 requires that all derivative instruments be recorded on the balance sheet at their fair value.

Comprehensive Income (Loss)

      Financial Accounting Standard No. 130 “Reporting Comprehensive Income,” (“SFAS No. 130”), establishes a standard for the reporting and display of comprehensive income and its components within the financial statements. Comprehensive income is composed of two subsets, net income and other comprehensive income. Included in other comprehensive income for the Company is unrealized gains and losses on marketable securities, net of deferred tax. This adjustment is accumulated within the Consolidated Statement of Shareholders’ Equity under the caption “Other Comprehensive Loss.”

Industry Segments

      In 1998, the Company adopted Statement of Financial Accounting Standard No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 supersedes SFAS No. 14 and requires segment information be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company and its subsidiaries operate in one reportable segments: the semiconductor segment. From April 1999 to August 2001, ESS operated in two reportable segments – the semiconductor segment and the internet segment through its majority owned subsidiary Vialta. Effective as of August 21, 2001, ESS spun off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta Class A common stock then held by ESS. Prior to 1999, the Company operated in a single business segment, semiconductor.

      In the semiconductor segment, the Company designs, develops, supports and manufactures highly integrated mixed-signal semiconductor solutions for DVD, Internet related semiconductor, communications, VCD/SVCD, and PC Audio applications.

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, short-term investments, and accounts receivable. By policy, the Company places its investments, other than U.S. Government Treasury instruments, only with financial institutions meeting its credit guidelines. Almost all of the Company’s accounts receivable are derived from sales to manufacturers and distributors, in the consumer electronics, computer and communications markets. (See Note 11.)

Reclassifications

      Certain reclassifications have been made in the prior years’ financial statements to conform to the 2001 presentation.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141 “Business Combinations,” (“SFAS 141”). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. ESS’s management believes that the adoption of SFAS 141 will not have a significant impact on the Company’s financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. ESS believes that the adoption of SFAS 142 will not have a significant impact on the Company’s financial position and results of operations.

      On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Balance Sheet Components

	December 31,

	2001	2000

	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$29,327	$23,597
U.S. government notes and bonds	67,541	1,991
Certificates of deposit	127	127

	$96,995	$25,715

Short-term investments:
U.S. government notes and bonds	$30,931	$9,025
Marketable equity securities	3,615	36,029
Unrealized loss on marketable securities	(2,507)	(11,931)

Total	$32,039	$33,123

Accounts receivable:
Accounts receivable	$43,541	$54,277
Less: Allowance for doubtful accounts	(899)	(2,393)

	$42,642	$51,884

Inventories:
Raw materials	$20,807	$45,923
Work-in-process	10,918	21,301
Finished goods	5,727	31,716

	$37,452	$98,940

Property, plant and equipment:
Land	$2,860	$2,860
Building and building improvements	22,766	22,796
Machinery and equipment	31,013	30,205
Furniture and fixtures	13,080	12,221

	69,719	68,082
Less: Accumulated depreciation and amortization	(47,281)	(37,001)

	$22,438	$31,081

Depreciation expense was approximately $9.6 million, $10.9 million and $9.2 million in 2001, 2000 and 1999, respectively.

Other assets:
Investments	$677	$1,358
Covenants not to compete	1,937	1,414
Technical infrastructure	533	1,495
Other	1,358	470

	$4,505	$4,737

Accounts payable:
Payable to third parties	$10,283	$37,007
Payable to related party	113	650

	$10,396	$37,657

Accrued expenses:
Accrued compensation costs	$5,927	$5,044
Accrued commission and royalties	18,655	12,073
Marketing and advertising related accruals	5,945	911
Deferred revenue margin related to distributor sales	1,571	5,761
Other accrued liabilities	6,679	8,854

	$38,777	$32,643

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Discontinued Operation

      As of December 31, 2000, ESS had a 62.1% ownership and voting interest in Vialta. On April 21, 2001, ESS’s Board of Directors adopted a plan to distribute all of ESS’s Vialta shares to ESS shareholders within twelve months thereafter. Effective as of August 21, 2001, ESS spun-off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta Class A common stock then held by ESS. For all periods presented, Vialta is accounted for as a discontinued operation in the Company’s financial statements in accordance with APB No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

      For the period up to March 31, 2001, operating results for the discontinued operation are reported, net of minority interest, under “Loss from discontinued operation, net of minority interest” in the accompanying Statements of Operations. “Gain (loss) on disposal of discontinued operation, net of minority interest” in the accompanying Statements of Operations includes the initially estimated anticipated loss on the disposal of the discontinued operation and operating losses incurred between the measurement date and the estimated disposal date. Upon the distribution of Vialta shares on August 21, 2001, ESS recognized a $4.7 million gain within “Gain (loss) on disposal of discontinued operation, net of minority interest” because the Vialta spin-off occurred sooner than initially estimated.

      The Company had initially estimated that the disposal of Vialta, assuming a tax-free distribution, would result in a total loss of $21.4 million, of which $13.3 million was assigned to ESS due to its 62.1% share ownership. Included in the estimate were a $1.1 million charge, net of minority interest, related to the spin-off of Vialta and a $12.2 million charge of anticipated operating losses, net of minority interest, from operating the Vialta business between April 1, 2001 and September 30, 2001, the initially estimated completion date for the spin-off.

      For financial reporting purposes, the assets, liabilities and provision for losses of the discontinued operation are combined and classified in the accompanying Balance Sheets as of December 31, 2000, under “Net assets of discontinued operation.”

      Operating results through March 31, 2001 were recorded as “Loss from discontinued operation, net of minority interest.” Since the Board of Directors approved the spin off of Vialta prior to the finalization of March 31, 2001 financial statements, Vialta’s operating loss from April 1, 2001 through April 21, 2001 (the measurement date) has been included in the estimated loss on the disposal of the discontinued operation, net of minority interest, under “Gain (loss) on disposal of discontinued operation, net of minority interest” in the accompanying Statements of Operations in the first quarter of 2001 (in thousands).

	Period From
	January 1, 2001
	Through
	August 20,	Year Ended
	2001	December 31, 2000

Operating expenses	$21,482	$29,555
Net loss before minority interest	(18,468)	(23,289)
Loss attributable to minority interest	(6,912)	(8,429)

Loss from Vialta operation, net of minority interest	(11,556)	(14,860)
Expenses incurred in connection with spin-off of Vialta	(1,246)	—

Loss from and on disposal of Vialta operation, net of minority interest	$(12,802)	$(14,860)

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized below are the assets and liabilities of the Vialta business in the accompanying Balance Sheets under “Net assets of discontinued operation, net of minority interest” (in thousands).

December 31, 2000

Assets:
Cash and cash equivalents	$109,378
Short-term investments	27,112
Inventories	2,057
Prepaid expenses and other current assets	4,857
Property, plant and equipment	9,230
Other assets	1,057

Total assets	153,691

Liabilities:
Accounts payable	1,376
Accrued expenses and other current liabilities	2,218
Payable to related parties	30,000

Total liabilities	33,594

Minority interest	73,966

Provision for losses	—

Net assets of discontinued operation, net of minority interest	$46,131

5.     Debt

      We have an unsecured line of credit agreement with a foreign bank of $15 million, which will expire on May 1, 2002. We expect to be able to renew this line of credit. Under the terms of the agreement, we may borrow at a fixed rate of LIBOR plus 1.5% or a variable rate at the foreign bank’s reference rate. The line of credit requires the Company to achieve certain financial ratios and operating results. During December 31, 2001, we were in compliance with its borrowing criteria. There were no borrowings under the line of credit as of December 31, 2001.

6.     Income Taxes

      Income before provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,

	2001	2000	1999

Domestic	$(24,886)	$44,024	$16,724
Foreign	28,609	42,088	32,478

	$3,723	$86,112	$49,202

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,

	2001	2000	1999

Current:
Federal	$4,310	$4,630	$11,851
State	29	904	2,123
Foreign	42	—	49

	4,381	5,534	14,023

Deferred
Federal	(10,505)	15,169	(4,818)
State	(1,138)	2,243	(1,328)

	(11,643)	17,412	(6,146)

Total	$(7,262)	$22,946	$7,877

      Reconciliation between the provisions for (benefit from) income taxes computed at the federal statutory rate of 35% for the years ended December 31, 2001, 2000 and 1999 and the provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Provision at statutory rate	$1,303	$21,988	$17,221
Tax cost (benefit) related to foreign jurisdictions	(11,275)	(16,672)	(12,204)
State income taxes, net of federal tax benefit	171	2,898	1,034
General business credit	(800)	(227)	—
Nondeductible research and development costs	812	5,474	1,826
Vialta valuation allowance	—	9,485	—
Other	2,527	—	—

Provision for (benefit from) income taxes	$(7,262)	$22,946	$7,877

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,

	2001	2000

Current:
State income taxes	$1	$1
Accounts receivable and inventory reserves	1,083	2,053
Accrued liabilities	2,015	2,949
Legal reserves and other	(764)	1,004
Deferred tax asset arising from unrealized loss on investments	1,018	4,553
Deferred stock gain	(1,466)	(14,653)

Current deferred tax asset (liability)	$1,887	$(4,093)

Non-current:
Depreciation and amortization	2,208	1,992
Un-remitted earning from a foreign subsidiary	(9,139)	(9,139)
Covenants not to compete and technical infrastructure	—	(1,914)

Non-current deferred tax liability	$(6,931)	$(9,061)

7.     Shareholders’ Equity

Common Stock

      On each of July 15, 2000 and February 13, 2001, the Company’s Board of Directors authorized the repurchase, at management’s discretion, of up to 2 million shares of the Company’s Common Stock, respectively, at market prices and as market and business conditions warrant. As of December 31, 2001, we had repurchased 3,612,600 shares, at market prices ranging from $5.13 to $17.97 per share under these programs. Upon repurchase, the shares have been retired.

      On October 24, 2001, the Company’s Board of Directors authorized the repurchase, at management’s discretion, of up to 2 million shares of the Company’s Common Stock at market prices and as market and business conditions warrant. As of December 31, 2001, we had not made any repurchases under this program.

1992 Stock Option Plan

      In January 1992, the Company adopted the 1992 Stock Option Plan (the “1992 Plan”). Company authorized 6,966,000 shares to be reserved for issuance under the 1992 Plan. In December 1999, the Company modified the vesting schedule for subsequent options grants such that initial grants would generally vest 25% at the end of the first year, after the date of the date of grant and ratably thereafter over the remaining vesting period. Other grants would vest ratably over the vesting term.

      This plan is no longer active and we will no longer issue options under this plan. The 1992 Plan terminates in January 2002, however, outstanding options issued under this plan will remain exercisable.

1995 Equity Incentive Plan

      In August 1995, the Company adopted the 1995 Equity Incentive Plan (the “Incentive Plan”), which provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, directors and others. The Company has reserved 3,000,000 shares of the Company’s

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock for issuance under the Incentive Plan. The terms of the Incentive Plan are generally similar to those of the 1992 Plan outlined above.

1995 Employee Stock Purchase Plan

      In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved a total of 225,000 shares of the Company’s Common Stock for issuance thereunder. The Purchase Plan, as amended in May 1998, authorizes the issuance of 425,000 shares under the Purchase Plan. The Purchase Plans, as amended in May 2000, authorizes the issuance of 625,000 shares under the Purchase Plan. The Purchase Plan, as amended in April 2001, authorizes the issuance of 925,000 shares under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of the Company’s Common Stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of the offering period or on the purchase date. The purchase Plan was amended as of April 21, 2001. The amended plan provides a 24-month rolling period beginning on each Enrollment Date, and the purchase price will be automatically adjusted to reflect the lower enrollment price. As of December 31, 2001, 438,027 shares have been issued under the Purchase Plan.

1995 Directors Stock Option Plan

      In August 1995, the Company adopted the 1995 Directors Stock Option Plan (the “Directors Plan”) and reserved a total of 300,000 shares of the Company’s Common Stock for issuance thereunder. The Director’s Plan, as amended in April 2001, authorizes the issuance of 600,000 shares under the Directors Stock Option Plan. The Directors Plan allows for granting of stock options to members of the Board of Directors of the Company. The plan was amended as of April 21, 2001 to increase the number of options granted to new Board members and options granted subsequent to their initial appointment to the Board.

1997 Equity Incentive Plan

      In May 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Incentive Plan”) and reserved a total of 3,000,000 shares of the Company’s Common Stock for issuance thereunder. The 1997 Incentive Plan, as amended in May 1998, authorizes the issuance of 5,000,000 shares under the 1997 Incentive Plan. The 1997 Incentive Plan, as amended in April 2000, authorizes the issuance of 7,500,000 shares under the 1997 Incentive Plan. . The 1997 Incentive Plan, as amended in May 2001, authorizes the issuance of 10,000,000 shares under the 1997 Incentive Plan. The vesting schedule of the 1997 Incentive Plan are generally similar to those of the 1992 Plan outlined above.

Platform Stock Option Plan

      In June 1997, in connection with the acquisition of Platform Technologies, Inc. (“Platform”), the Company assumed the Platform Stock Option Plan (the “Platform Plan”). The Company does not plan to issue any additional options under the Platform Plan and has reserved approximately 954,000 shares of Common Stock for issuance under the Platform Plan pursuant to the exercise of options that were outstanding at the time of the Platform acquisition. The Platform options vest ratably over four years.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock Option Activity

      Transactions under the Company’s various stock option plans are summarized as follows (in thousands, except per share amounts):

			Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price

Balance at December 31, 1998	4,198	7,230	$2.79
Authorized	(1,306)	—	—
Granted	(2,184)	2,184	11.21
Exercised	—	(1,138)	2.38
Canceled	747	(747)	4.10

Balance at December 31, 1999	1,455	7,529	5.14
Authorized	2,500	—	—
Granted	(3,150)	3,150	15.36
Exercised	—	(2,660)	3.49
Canceled	1,867	(1,867)	8.77

Balance at December 31, 2000	2,672	6,152	9.99
Authorized	2,800	—	—
Granted	(4,184)	4,184	6.42
Exercised	—	(1,772)	4.74
Canceled	1,045	(1,045)	9.00

Balance at December 31, 2001	2,333	7,519	$8.34

      The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 were $3.75, $9.37 and $6.19, respectively.

      The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable

		Average
	Number	Remaining		Number
Range of	Outstanding at	Contractual Life	Weighted Average	Exercisable at	Weighted Average
Exercise Prices	December 31, 2001	(Years)	Exercise Price	December 31, 2001	Exercise Price

$ 0.03 - 4.44	692	4.64	$2.77	476	$2.55
4.45 - 4.88	3,081	6.54	4.88	333	4.88
4.89 - 6.99	645	8.33	5.89	32	4.74
7.00 - 12.14	804	8.49	9.50	100	8.53
12.15 - 13.19	969	6.38	12.92	188	12.58
13.20 - 29.25	1,328	6.44	16.45	417	17.57

Total	7,519	6.69	$8.34	1,546	$8.76

      At December 31, 2001, 2000 and 1999, options to purchase approximately 1,546,000, 2,069,000, and 3,112,000 shares, were exercisable at an average exercise price of $8.76, $5.68 and $2.89, respectively.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosures

      The Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows had compensation costs for options granted under the Company’s option plans and shares purchased under the Company’s 1995 Employee Stock Purchase Plan been determined based on the fair value at the grant dates, as prescribed in SFAS 123 (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Net income (loss):
As reported	$(1,817)	$48,306	$40,105
Pro forma	(13,099)	26,538	31,990
Net income (loss) per share — basic:
As reported	(0.04)	1.14	0.99
Pro forma	(0.31)	0.62	0.79
Net income (loss) per share — diluted:
As reported	(0.04)	1.05	0.88
Pro forma	$(0.29)	$0.58	$0.70

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee
	Stock Options

	2001	2000	1999

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.43%	6.00%	5.75%
Expected volatility	90%	60%	80%
Expected life (in years)	3	4	5

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Sales under the Purchase Plan in 2001, 2000 and 1999 were approximately 69,000 shares, 74,000 shares and 88,000 shares respectively, at an average price per share of $5.78, $11.24 and $5.95 respectively. Pro forma compensation expense for the grant date fair value, as defined by SFAS 123, of the purchase rights granted

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions for 2001, 2000 and 1999:

	1995 Employee Stock
	Purchase Plan

	2001	2000	1999

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.43%	6.00%	5.75%
Expected volatility	90%	60%	80%
Expected life (in Months)	6	6	6
Weighted average grant date fair value	$3.92	$4.30	$2.58

      Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income (loss) for future years.

8.     Earnings Per Share

      EPS is calculated in accordance with the provisions of SFAS No. 128 “Earnings Per Share” (“SFAS 128”). SFAS No. 128, requires the Company to report both basic EPS, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.

      In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board Opinion No. 30, “Reporting the Results of Operation — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”) (in thousands, except per share amounts).

	Net		Per Share
Year Ended December 31, 2001	Income (Loss)	Shares	Amount

Basic EPS from continuing operations	$10,985	42,274	$0.26
Basic EPS from discontinued operation	(12,802)	42,274	(0.30)

Basic EPS	(1,817)	42,274	(0.04)

Effects of Dilutive Securities: Stock options		2,988
Diluted EPS from continuing operations	10,985	45,262	0.24
Diluted EPS from discontinued operation	(12,802)	45,262	(0.28)

Diluted EPS	$(1,817)	45,262	$(0.04)

	Net		Per Share
Year Ended December 31, 2000	Income (Loss)	Shares	Amount

Basic EPS from continuing operations	$63,166	42,548	$1.49
Basic EPS from discontinued operation	(14,860)	42,548	(0.35)

Basic EPS	48,306	42,548	1.14

Effects of Dilutive Securities: Stock options		3,395
Diluted EPS from continuing operations	63,166	45,943	1.37
Diluted EPS from discontinued operation	(14,860)	45,943	(0.32)

Diluted EPS	$48,306	45,943	$1.05

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net		Per Share
Year Ended December 31, 1999	Income (Loss)	Shares	Amount

Basic EPS from continuing operations	$41,325	40,640	$1.02
Basic EPS from discontinued operation	(1,220)	40,640	(0.03)

Basic EPS	40,105	40,640	0.99

Effects of Dilutive Securities: Stock options		4,985
Diluted EPS from continuing operations	41,325	45,625	0.91
Diluted EPS from discontinued operation	(1,220)	45,625	(0.03)

Diluted EPS	$40,105	45,625	$0.88

      For the years ended December 31, 2001, 2000 and 1999, there were options to purchase approximately 2,540,000, 157,000 and 124,000 shares of the Company’s Common Stock with exercise prices greater than the weighted-average market value of such Common Stock, respectively. These options were excluded from the calculation of diluted earnings per share.

9.     Non-Operating Income (Loss), Net

      The following table lists the major components of Non-Operating Income (Loss) for the years ended December 31, 2001, 2000 and 1999, respectively (in thousands).

	Years Ended December 31,

	2001	2000	1999

Interest income	$2,019	$2,428	$3,841
Gain on exchange of Komodo shares to Cisco shares	—	35,045	—
Sales of Cisco Stock	(21,187)	—	—
Vialta rental income	640	—	—
Gain on sale of property, plant and equipment	—	2,896	—
Other	(252)	1,441	825

Total Non-Operating Income	$(18,780)	$41,810	$4,666

10.     Comprehensive Income (loss)

      Comprehensive income (loss) is comprised of net income (loss) and the unrealized loss on marketable securities. Comprehensive income (loss) was $4.2 million, $40.9 million, and $40.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The following table reconciles Net Income (Loss) to Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999 (in thousands).

	Years Ended December 31,

	2001	2000	1999

Net Income (Loss)	$(1,817)	$48,306	$40,105
Change in Unrealized Gain (Loss) on Marketable Equity Securities	6,004	(7,378)	—

Total Comprehensive Income	$4,187	$40,928	$40,105

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the individual components of the Other Comprehensive Income (Loss) on the Consolidated Balance Sheet as of December 31, 2001 and 2000 (in thousands).

	December 31,

	2001	2000

Unrealized Loss on Cisco Shares	$(1,527)	$(7,378)
Unrealized Gain on Marketable Equity Securities	153	—

Total Other Comprehensive Loss	$(1,374)	$(7,378)

11.     Industry and Geographical Segment

Industry segments

      The Company and its subsidiaries operate in one business segment: the semiconductor segment. The Company designs, develops, supports manufactures and markets highly integrated mixed-signal semiconductor, hardware, software and system solutions for DVD, internet related, communications, VCD/ SVCD, and PC Audio applications.

Geographic segments

      The Company sells and markets to leading PC and consumer OEM’s worldwide. International sales comprised of significant portion of the Company’s revenues. The geographic location of the Company’s revenues is based upon destination of the shipment. Most of the long-lived assets located outside the United States are in Asia Pacific. The following is a summary of the Company’s geographic locations (in thousands):

		Long Lived
Year Ended December 31, 2001	Net Sales	Assets

United States	$6,885	$21,800

Taiwan	43,567	—
Japan	6,661	—
Singapore	1,975	—
Hong Kong	186,394	638
Rest of the World	25,898	—

Total Foreign	264,495	638

Total	$271,380	$22,438

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Long Lived
Year Ended December 31, 2000	Net Sales	Assets

United States	$20,551	$30,344

Taiwan	79,302	—
Japan	15,138	—
Singapore	6,157	—
Hong Kong	149,925	689
Canada	—	28
Rest of the World	32,363	20

Total Foreign	282,885	737

Total	$303,436	$31,081

		Long Lived
Year Ended December 31, 1999	Net Sales	Assets

United States	$14,812	$39,720

Taiwan	98,342	—
Japan	24,480	—
Singapore	14,547	—
Hong Kong	124,427	624
Rest of the World	34,043	—

Total Foreign	295,839	624

Total	$310,651	$40,344

Significant Customers

      The following table summarizes the percentage of net revenues accounted for by the Company’s significant customers for any year in which a customer or distributor accounts for 10% or more of revenues.

	Years Ended
	December 31,

	2001	2000	1999

Dynax	56%	35%	22%
Digital AV (formerly Shinco)	9%	10%	13%

Total from the two customers	65%	45%	35%

      A majority of the Company’s trade receivables are derived from sales to the Company’s distributors. The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires letters of credit from international customers. The Company maintains an allowance for doubtful accounts on its receivables based upon the expected collections of all accounts receivable. At

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001 and 2000, approximately 84% and 67%, respectively, of trade accounts receivable represent amounts due from two customers, as shown in the table below.

	December 31,

	2001	2000

Dynax, as a percentage of trade accounts receivable	79%	60%
Digital AV, as a percentage of trade accounts receivable	5%	7%

Total from the two customers	84%	67%

12.     Commitments and Contingencies

      The Company maintains leased office space in various locations. Future minimum rental payments under these operating leases are as follows (in thousands):

Year Ended December 31	Amount

2002	$1,050
2003	544
2004	97
2005	81

$1,772

      Lease expenses were $1.5 million, $1.4 million and $0.9 million in 2001, 2000 and 1999, respectively.

      From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. As of December 31, 2001, the Company was engaged in two lawsuits regarding patent and trademark issues.

      The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against third-party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Acquisitions and Related Charges

      In February 2000, the Company acquired all of the outstanding shares and vested stock options of NetRidium Communications, Inc. (“NetRidium”) for $5.3 million in cash, of which 10% was paid in November 2000. NetRidium is a development stage company, which develops broadband communication products enabling high-speed networking over existing phone lines in the home. NetRidium’s assets, liabilities and expenses were not material to the Company. The purchase price was allocated to assets acquired and liabilities assumed based upon the book value of NetRidium’s current assets, equipment and liabilities, which management believes approximate their fair market value and independent appraisal for all other identifiable assets as follows (in thousands).

Amount

In-process research and development	$2,625
Technical infrastructure	797
Covenants not to complete	730
Current assets, net of liabilities assumed	1,105
Property and equipment	75

5,332
Less cash acquired from acquisition	(1,066)

Net cash paid for acquisition	$4,266

      The acquisition was recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisition have been included from the date of acquisition. Acquired in-process research and development aggregating $2.6 million for the NetRidium acquisition was charged to operations in the second quarter of 2000. Technical infrastructure and covenants not to compete are being amortized over four years. In connection with the acquisition, the Company granted certain NetRidium employee’s stock options to purchase 500,000 shares of the Company’s stock at $17.68 per share, the fair market value on the date of grant. In addition, certain employees of NetRidium have signed employment contracts, which, among other things, provide that if the employee stays with the Company for the applicable vesting periods during the four-year term of the employment agreement, the employee’s stock options will have a value of at least $8.85 more than the exercise price when such options become exercisable. The Company is accordingly accruing the additional compensation expense over the four year term of the agreement. Approximately 428,000 of the options issued upon acquisition are subject to this guarantee. During 2001, the Company recorded approximately $0.5 million as compensation expense under this guarantee.

      In April 2001, the Company entered into a definitive agreement (the “Agreement”) to acquire Silicon Analog Systems (“SAS”) in a merger transaction to be accounted for as a purchase business combination. SAS is a Canadian start-up company engaged in developing single chip solutions for wireless communications. This acquisition was consummated on April 12, 2001. The Company paid $1 million dollars on the consummation date and will pay an additional $1 million dollars one year from the consummation date. The total purchase price of two million dollars along with $75 thousand dollars of acquisition cost was primarily allocated to goodwill, based on an independent appraisal. The assets, liabilities and operating expenses for SAS were not material to the financial position or results of operations of the Company. The Company’s results would not have been materially different if the acquisition occurred as of the beginning of the year.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Related Party Transactions with Vialta

      In connection with the spin off of Vialta, the Company entered into a Master Distribution Agreement that outlines the general terms and conditions of the distribution and a number of ancillary agreements that govern the various relationships between ESS and Vialta following the spin off.

      In addition, Mr. Fred S.L. Chan serves as Chairman of the Board for ESS and Vialta. He also serves as Chief Executive Officer of Vialta.

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

      The Employee Matters Agreement allocates responsibilities relating to current and former employees of Vialta and their participation in any benefits plans that ESS has sponsored and maintained. Prior to the distribution, ESS transferred to Vialta approximately 9,839,672 shares of Vialta Class A common stock. This same number of shares of Vialta Class A common stock has been authorized and reserved for issuance under the Vialta 2001 Non-Statutory Stock Option Plan. Immediately prior to the distribution, Vialta granted options to all ESS employees who held ESS options, based on ESS options outstanding as of the record date for the spin-off distribution. As a result, on the date of the distribution, approximately 9,839,672 of the total shares authorized under the 2001 Non-Statutory Stock Options plan became subject to outstanding options. The resulting Vialta options will vest, become exercisable, expire and otherwise be treated under terms that essentially mirror the provisions of the corresponding ESS option held by the ESS employee.

      The Tax Sharing and Indemnity Agreement allocate responsibilities for tax matters between ESS and Vialta. Vialta will indemnify ESS in the event the distribution initially qualifies for tax-free treatment and later becomes disqualified as a result of actions taken by Vialta or within Vialta’s control. The Tax Sharing and Indemnity Agreement also assigns responsibilities for administrative matters such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations and similar proceedings.

      The Real Estate Matters Agreement addresses real estate matters relating to property owned by ESS that ESS leases to Vialta, as well as other properties already leased by Vialta. The Real Estate Matters Agreement also amends and restates the terms of the lease from ESS to Vialta for the Fremont facility that currently serves as Vialta’s corporate headquarters.

      The Master Confidential Disclosure Agreement provides that Vialta and ESS agree not to disclose confidential information of the other except in specific circumstances or as may be permitted in an ancillary agreement.

      The Master Transitional Services Agreement governs corporate support services that ESS has agreed to provide to Vialta, including, without limitation, information technology systems, human resources administration, product order administration, customer service, buildings and facilities and finance and accounting services, each as specified and on the terms set forth in the Master Transitional Services Agreement and in the schedules to the Master Transitional Services Agreement. The Master Transitional Services Agreement also provides for the provision of additional services identified from time to time after the distribution date that Vialta reasonably believes were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the Master Distribution Agreement, so long as the provision

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of such services would not significantly disrupt ESS’s operations or significantly increase the scope of ESS’s obligations under the agreement.

      In addition, Vialta continues to be a customer of ESS and purchases chips from ESS from time to time pursuant to standard purchase orders.

      The Company anticipates that it will continue to provide products and services to Vialta under the terms of these agreements. The following is a summary of major transactions between ESS and Vialta for the periods presented (in thousands):

	ESS Charges to Vialta

Intercompany Agreements	Year 2001	Year 2000

Master Transitional Services Agreement R&D	$1,895	$3,077
Master Transitional Services Agreement G&A and S&M	3,139	$3,361
Real Estate Matters Agreement	640	—
Master Technology Ownership and License Agreement	—	$2,000
Chip Purchases	1,127	$1,004

Total	$6,801	$9,442

      In the years ended December 31, 2001, 2000 and 1999, ESS incurred approximately $0, $260,000 and $800,000 of inter-company charges for sharing Vialta’s tax credit resulting from Vialta’s net operating loss in 2001, 2000 and 1999, respectively.

      On December 18, 2000, Vialta received a $30.0 million loan from a related party controlled by Annie M.H. Chan, a director of the Company and the spouse of Fred S.L. Chan. The $30.0 million short-term loan along with $194,000 accrued interest at 5.25% was repaid on January 31, 2001.

      In September 1999, Vialta issued 40 million shares of Series A Convertible Preferred Stock (Series A) at $0.25 per share to the Company for $10.0 million in cash. In October 1999, Mr. Fred Chan, Chairman of ESS and Vialta, purchased 4 million shares of Vialta common stock at $0.25 per share for $1.0 million by issuing a full recourse promissory note to Vialta, which bore interest at a market rate. The principal and accrued interest under this promissory note was paid in full in March 2000. Also in October 1999, Vialta issued 400,000 and 1,820,000 common shares at $0.25 per share to the Company and certain employees, respectively, for full recourse promissory notes in the aggregate principal amount of $555,000. These notes were fully paid in cash to Vialta in the first quarter of 2000.

      In December 1999, Vialta issued 40.3 million shares of Series B Preferred Stock (Series B) at $2.60 per share for $104.8 million: 20 million shares to the Company for $52.0 million and 20.3 million shares to third party investors for $52.8 million in cash. In January 2000, Vialta received $20.8 million in the form of a full recourse promissory note, which bore interest at a market rate, from a party controlled by Mr. Fred S.L. Chan and his wife Ms. Annie Chan, a director of the Company, for the purchase of 8 million shares of Series B Preferred Stock at $2.60 per share. The principal and accrued interest under this promissory note were paid in full in March 2000. During the first quarter of 2000, Vialta received $7.0 million in cash from third party investors for subscriptions to purchase 2.7 million shares of its Series B Preferred Stock.

15.     Transactions with Dynax Electronics

      ESS Technology sells its products through its direct sales force as well as through distributors. Dynax Electronics (HK) LTD. is our largest distributor. Most of our sales are sold through our direct sales force and ESS engineers located in our Fremont headquarters do all the design specifications and custom development work with a customer’s design team. However, when a customer in China and Hong Kong places an order for our semiconductor products we ask them to place it with Dynax, who functions much like a trading company.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dynax manages the order process, arranges shipment into China and Hong Kong, manages the letters of credit, and provides credit and collection expertise and services.

      The following table summarizes Dynax’s percentage of net revenues for the year ended December 31, 2001, 2000 and 1999, respectively (in thousands, except percentage amounts).

	Years Ended December 31,

	2001	2000	1999

Net revenues	$271,380	$303,436	$310,651
Net revenues from Dynax	151,972	106,203	68,343
Percentage of net revenues	56%	35%	22%

      The following table summarizes Dynax’s percentage of trade accounts receivable as of December 31, 2001 and 2000 (in thousands, except percentage amounts).

	December 31,

	2001	2000

Trade accounts receivable	$42,799	$55,342
Trade accounts receivable from Dynax	33,811	33,459
Percentage of trade accounts receivable	79%	60%

16.     ESS 401K Plan

      The Company has a 401(K) Plan (the “401(K) Plan”), which covers substantially all employees. Each eligible employee may elect to contribute to the 401(K) Plan, through payroll deductions, up to 10% of their compensation, subject to current statutory limitations. No contributions were made by the Company through December 31, 2001.

17.     Subsequent Events

      On February 1, 2002, we announced that we had commenced a public offering of 4,800,000 shares of our common stock at a price of $19.38 per share. We sold 2,500,000 shares, and 2,300,000 shares were sold by selling shareholders – we did not receive any of the proceeds from the sale of shares by the selling shareholders: Annie M.H. Chan, the Annie M.H. Chan Living Trust and the Shiu Leung Chan & Annie M.H. Chan Gift Trust. We received the net proceeds of $45,550,000 on February 6, 2002, which will be used for general corporate purposes, which may include acquisitions of companies, acquisitions of technology and capital expenditures. Pending such uses, we intend to invest the net proceeds from the offering in short term, interest bearing, investment grade securities.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Quarterly Financial Data (un-audited)

      The following table presents un-audited quarterly financial information for each of the Company’s last eight quarters. This information has been derived from the Company’s audited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the quarterly results (in thousands, except per share amount).

	2000				2001

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Statement of Operations Data:
Net revenues	$83,597	$79,587	$87,714	$52,538	$50,808	$64,909	$72,397	$83,266
Cost of revenues	53,114	49,296	52,521	37,521	39,606	45,970	45,930	48,725

Gross profit	30,483	30,291	35,193	15,017	11,202	18,939	26,467	34,541
Operating expenses:
Research and development	4,854	8,328	7,111	7,539	6,411	7,592	7,273	6,681
In-process research and development	2,625	—	—	—	—	—	—	—
Selling, general and administrative	8,592	9,638	10,946	7,049	8,666	8,917	11,686	11,420

Operating income (loss)	14,412	12,325	17,136	429	(3,875)	2,430	7,508	16,440
Nonoperating income, net	928	518	36,576	3,788	325	(20,795)	989	701

Income (loss) before income taxes	15,340	12,843	53,712	4,217	(3,550)	(18,365)	8,497	17,141
Provision for (benefit from) income taxes	3,054	2,127	17,183	582	(382)	(8,167)	425	862

Net income (loss) from continuing operations	12,286	10,716	36,529	3,635	(3,168)	(10,198)	8,072	16,279

Discontinued operation, net of minority interest:
Loss from discontinued operation, net of minority interest	(3,595)	(2,225)	(3,810)	(5,230)	(4,205)	—	—	—
Loss from disposal of discontinued operation, net of minority interest	—	—	—	—	(13,312)	—	4,715	—

Net income (loss)	$8,691	$8,491	$32,719	$(1,595)	$(20,685)	$(10,198)	$12,787	$16,279

Net income (loss) per share:
Basic
Continuing operations	$0.29	$0.25	$0.85	$0.08	$(0.07)	$0.24	$0.19	$0.39
Discontinuing operation	(0.08)	(0.05)	(0.09)	(0.12)	(0.42)	—	0.11	—

	$0.21	$0.20	$0.76	$(0.04)	$(0.49)	$0.24	$0.30	$0.39

Diluted
Continuing operations	$0.26	$0.22	$0.79	$0.08	$(0.07)	$0.24	$0.18	$0.35
Discontinuing operation	(0.07)	(0.04)	(0.08)	(0.12)	(0.42)	—	0.10	—

	$0.19	$0.18	$0.71	$(0.04)	$(0.49)	$0.24	$0.28	$0.35

Shares used in calculating net income (loss) per share:
Basic	41,804	42,374	43,310	42,699	42,370	42,375	42,380	41,976

Diluted	46,869	48,006	46,138	44,704	42,370	42,375	45,375	45,867

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

PART III

      Certain information required by Part III is omitted from this Report since we plan to file with the Securities and Exchange Commission the definitive proxy statement for our 2002 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.     Directors and Executive Officers of the Registrant

      The information concerning our directors and certain information concerning our Executive Officers required by this Item are incorporated by reference in our Proxy Statement, which we will file with the Commission not later than 120 days after our fiscal year-end. The notes concerning the Company’s executive officers required by this Item is set forth at the end of Part I in a section captioned “Executive Officers of the Registrant,” above.

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference to the sections in our Proxy Statement entitled “Executive Compensation,” which we will file with the Commission not later than 120 days after our fiscal year-end.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference in the Proxy Statement, which we will file with the Commission not later than 120 days after our fiscal year-end.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference in the our Proxy Statement, which we will file with the Commission not later than 120 days after our fiscal year-end.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      The consolidated financial statements of the registrant as set forth under Item 8 are filed as part of the Form 10-K.

      (a)(2) Financial Statement Schedule

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

ESS Technology, Inc.

      Our audits of the consolidated financial statements referred to in our report dated January 23, 2002, except for Note 17, as to which the date is February 6, 2002, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 23, 2002, except for Note 17,
as to which the date is February 6, 2002.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		Ending
	of Period	Expenses	Deductions	of Period

	(In thousands)
Year Ended December 31, 2001
Allowance for doubtful accounts	$2,393	$—	$1,494	$899
Allowance for sales returns	920	6,044	5,534	1,430
Inventory reserves	27,040	6,964	(1,055)	35,059
Valuation allowance on deferred tax assets	$9,485	$—	$9,485	$—
Year Ended December 31, 2000
Allowance for doubtful accounts	$2,459	$1,534	$1,600	$2,393
Allowance for sales returns	315	7,110	6,505	920
Inventory reserves	18,147	10,236	1,343	27,040
Valuation allowance on deferred tax assets	$—	$9,485	$—	$9,485
Year Ended December 31, 1999
Allowance for doubtful accounts	$3,928	$—	$1,469	$2,459
Allowance for sales returns	315	2,983	2,983	315
Inventory reserves	$18,077	$1,724	$1,654	$18,147

      All other schedules for which provision is make in applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are applicable.

      The independent accountants’ reports with respect to the above listed financial statements and financial statement schedule listed in Item 14(a)(1) and 14(a)(2), respectively, are filed on page 26 and page 55, respectively on Form 10-K.

      (3) Exhibits

Exhibit
Number	Exhibit Title

2.04	Master Distribution Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the Securities and Exchange Commission on October 5, 1995 (the “Form S-1”)).
3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660).
4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1).
10.01	Registrant’s 1986 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.01 to the Form S-1).*
10.02	Registrant’s 1992 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.02 to the Form S-1).*
10.03	Registrant’s 1995 Equity Incentive Plan and related documents as amended (Incorporated herein by reference to Exhibit 10.03 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999), File No. 000-26660.*
10.04	Registrant’s 1995 Directors Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*

Exhibit
Number	Exhibit Title

10.05	Registrant’s 1995 Employee Stock Purchase Plan and related documents as amended (Incorporated herein by reference to Exhibit 10.05 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660).*
10.06	Registrant’s Amended 401(k) Plan (Incorporated herein by reference to Exhibit 10.06 to the Form S-1).*
10.11	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
10.21	Option I Agreement between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. (“TSMC”) dated November 30, 1995, as amended December 28, 1995. (Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, dated February 29, 1996 as amended March 29, 1996, File No. 000-26660 (the “1995 Form 10-K”).**
10.22	Option II Agreement between Registrant and TSMC dated November 30, 1995. (Incorporated herein by reference to Exhibit 10.22 to the 1995 Form 10-K).**
10.23	Foundry Venture Agreement between Registrant and United Microelectronics Corporation (“UMC”) dated November 28, 1995, as amended January 31, 1996. (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).**
10.30	1997 Equity Incentive Plan and related agreements, as amended (Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660).*
10.35	1995 Employee Stock Purchase Plan amended and restated as of April 21, 2001 (Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q, dated August 15, 2001).
10.36	1997 Equity Incentive Plan amended and restated as of April 21, 2001 (Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q, dated August 15, 2001).
10.37	1995 Director’ Stock Option Plan amended and restated as of April 21, 2001 (Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q, dated August 15, 2001).
10.38	Master Technology Ownership and License Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
10.39	Employee Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
10.40	Tax Sharing and Indemnity Agreement between the Registrant and Vialta, Inc. dated August 20, 2001(Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
10.41	Real Estate Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001(Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
10.42	Master Confidential Disclosure Agreement between the Registrant and Vialta, Inc. dated August 20, 2001(Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
10.43	Master Transitional Services Agreement between the Registrant and Vialta, Inc. dated August 20, 2001(Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
11.01	Computation of Net Income Per Share.
21.01	List of Registrant’s subsidiaries.
23.01	Consent of Independent Accountants.

*	Represents a management contract or compensatory plan of arrangement.

**	Confidential treatment has been granted with respect to certain portions of this agreement.

      (b) Reports on Form 8-K:

      On November 6, 2001, the Company filed a Form 8-K to present a more detailed Management’s Discussion and Analysis and accompanying restated financial statements that show the effect of Vialta as a discontinued operation with respect to the periods presented.

      With the exception of the information incorporated by reference to the our Proxy Statement for the 2002 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

SIGNATURES

      Pursuant to the requirements of section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K signed on its behalf by the undersigned, thereunto duly authorized.

ESS TECHNOLOGY, INC.
(Registrant)

By:	/s/ ROBERT L. BLAIR

Robert L. Blair
President and Chief Executive Officer

Date: March 25, 2002

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

Signature	Title	Date

/s/ ROBERT L. BLAIR Robert L. Blair	Director, President, Chief Executive Officer	March 25, 2002
/s/ JAMES B. BOYD James B. Boyd	Chief Financial Officer and Chief Accounting Officer	March 25, 2002
/s/ FRED S.L. CHAN Fred S.L. Chan	Chairman of the Board of Directors	March 25, 2002
/s/ ANNIE M.H. CHAN Annie M.H. Chan	Director	March 25, 2002
/s/ PETER T. MOK Peter T. Mok	Director	March 25, 2002
/s/ DAVID S. LEE David S. Lee	Director	March 25, 2002
/s/ DOMINIC NG Dominic Ng	Director	March 25, 2002

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

2.04	Master Distribution Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the Securities and Exchange Commission on October 5, 1995 (the “Form S-1”)).
3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660).
4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1).
10.01	Registrant’s 1986 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.01 to the Form S-1).*
10.02	Registrant’s 1992 Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.02 to the Form S-1).*
10.03	Registrant’s 1995 Equity Incentive Plan and related documents as amended (Incorporated herein by reference to Exhibit 10.03 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999), File No. 000-26660.*
10.04	Registrant’s 1995 Directors Stock Option Plan and related documents (Incorporated herein by reference to Exhibit 10.04 to the Form S-1).*
10.05	Registrant’s 1995 Employee Stock Purchase Plan and related documents as amended (Incorporated herein by reference to Exhibit 10.05 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660).*
10.06	Registrant’s Amended 401(k) Plan (Incorporated herein by reference to Exhibit 10.06 to the Form S-1).*
10.11	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
10.21	Option I Agreement between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. (“TSMC”) dated November 30, 1995, as amended December 28, 1995. (Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, dated February 29, 1996 as amended March 29, 1996, File No. 000-26660 (the “1995 Form 10-K”).**
10.22	Option II Agreement between Registrant and TSMC dated November 30, 1995. (Incorporated herein by reference to Exhibit 10.22 to the 1995 Form 10-K).**
10.23	Foundry Venture Agreement between Registrant and United Microelectronics Corporation (“UMC”) dated November 28, 1995, as amended January 31, 1996. (Incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K).**
10.30	1997 Equity Incentive Plan and related agreements, as amended (Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660).*
10.35	1995 Employee Stock Purchase Plan amended and restated as of April 21, 2001 (Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q, dated August 15, 2001).
10.36	1997 Equity Incentive Plan amended and restated as of April 21, 2001 (Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q, dated August 15, 2001).
10.37	1995 Director’ Stock Option Plan amended and restated as of April 21, 2001 (Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q, dated August 15, 2001).
10.38	Master Technology Ownership and License Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).

Exhibit
Number	Exhibit Title

10.39	Employee Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001 (Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
10.40	Tax Sharing and Indemnity Agreement between the Registrant and Vialta, Inc. dated August 20, 2001(Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
10.41	Real Estate Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001(Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
10.42	Master Confidential Disclosure Agreement between the Registrant and Vialta, Inc. dated August 20, 2001(Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
10.43	Master Transitional Services Agreement between the Registrant and Vialta, Inc. dated August 20, 2001(Incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K dated September 5, 2001, File No. 000-26660).
11.01	Computation of Net Income Per Share.
21.01	List of Registrant’s subsidiaries.
23.01	Consent of Independent Accountants.

*	Represents a management contract or compensatory plan of arrangement.

**	Confidential treatment has been granted with respect to certain portions of this agreement.