Form 10-Q
period 2002-03-31
ESS TECHNOLOGY INC
filed 2002-05-14
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002.

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

Yes [X]   No [   ]

     As of May 1, 2002, the registrant had 45,683,640 shares of Common Stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$154,307	$96,995
Short-term investments	52,657	32,039
Accounts receivable, net	40,149	42,642
Inventories	37,501	37,452
Prepaid expenses and other assets	2,538	1,894

Total current assets	287,152	$211,022
Property, plant and equipment, net	20,845	22,438
Other assets, net	7,731	4,505

Total assets	$315,728	$237,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$54,265	49,173
Income tax payable and deferred income taxes	8,850	4,883

Total current liabilities	63,115	54,056
Non-current deferred tax liability	6,932	6,931

Total liabilities	70,047	60,987
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock	204,970	153,678
Accumulated other comprehensive loss (Note 10)	(200)	(1,374)
Retained earnings	40,911	24,674

Total shareholders’ equity	245,681	176,978

Total liabilities and shareholders’ equity	$315,728	$237,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net revenues	$79,115	$50,808
Cost of revenues	44,839	39,606

Gross profit	34,276	11,202

Operating expenses:
Research and development	6,381	6,411
Selling, general and administrative	10,356	8,666

Operating income (loss)	17,539	(3,875)
Non-operating income (loss)	(1,267)	325

Income (loss) before provision for income taxes	16,272	(3,550)
Benefit from income taxes	(114)	(382)

Net income (loss) from continuing operations	16,386	(3,168)

Discontinued operation, net of minority interest:
Loss from discontinued operation, net of minority interest	—	(4,205)
Loss on disposal of discontinued operation, net of minority interest	—	(13,312)

Net income (loss)	$16,386	$(20,685)

Net income (loss) per share:
Basic:
Continuing operations	$0.37	$(0.07)
Discontinued operation	—	(0.42)

	$0.37	$(0.49)

Diluted:
Continuing operations	$0.34	$(0.07)
Discontinued operation	—	(0.42)

	$0.34	$(0.49)

Shares used in calculating net income (loss) per share:
Basic	44,209	42,370

Diluted	48,331	42,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,386	$(20,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-down of Cisco investment	2,545	—
Loss from discontinued operation	—	17,517
Depreciation and amortization	1,815	3,834
Net gain from sale of fixed assets	(85)	—
Net loss from sale of investments	128	—
Change in assets and liabilities:
Accounts receivable	2,493	12,921
Inventories	(49)	13,597
Prepaid expenses and other assets	(345)	(87)
Accounts payable and accrued expenses	5,092	(15,519)
Income tax payable and deferred income taxes	2,996	4,234

Net cash provided by operating activities of continuing operations	30,976	15,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(116)	(187)
Sale of property plant and equipment	85	—
Purchase of short-term investments	(26,018)	(85)
Sale of short-term investments	5,000	5,685
Purchase of long-term investments	(4,200)	(1,800)
Sales of long-term investment	440	—

Net cash provided by (used in) investing activities	(24,809)	3,613

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(184)	(415)
Issuance of common stock	51,329	502

Net cash provided by financing activities	51,145	87

Net increase in cash and cash equivalents	57,312	19,512
Cash and cash equivalents at beginning of period	96,995	25,715

Cash and cash equivalents at end of period	$154,307	$45,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$(237)	$—

Cash refunded for income taxes	$3,340	$4,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS

     ESS Technology, Inc. and its subsidiaries (ESS or the Company) is a leading designer, developer and marketer of highly-integrated digital system processor chips. These chips are the primary processors driving digital video and audio players, including DVD, video CD and MP3 players. ESS is also a supplier of chips for use in modems and other communication products, and a supplier of PC audio chips. ESS outsources all of its chip fabrication and assembly operations, as well as the majority of its test operations.

     The Company was incorporated in California in 1984 and became a public company in 1995. In April 1999, the Company established a subsidiary, Vialta, Inc. (Vialta), through which ESS planned to introduce various internet related products, including a multi-featured DVD player with internet connectivity and other advanced features. Vialta was reincorporated in Delaware and headquartered in Fremont. As of December 31, 2000, ESS had a 62.1% ownership and voting interest in Vialta. On April 21, 2001, ESS’s Board of Directors adopted a plan to distribute all of ESS’s Vialta shares to ESS shareholders within twelve months thereafter. Effective as of August 21, 2001, ESS spun off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta class A common stock then held by ESS. As such Vialta is reported separately as a discontinued operation for all periods presented within ESS’s financial statements. See Notes 5 and 6, Discontinued Operation and Transactions with Vialta, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect only those normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows of the Company for the periods presented. These interim condensed consolidated financial statements should be read in conjunction with (i) the consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2001 and 2000 included in our annual reports on Form 10-K, (ii) the pro forma consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, included in our report on Form 8-K filed on September 5, 2001 and (iii) the restated consolidated financial statements and notes thereto showing Vialta as a discontinued operation, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, included in our report on Form 8-K filed on November 6, 2001. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2002.

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

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Goodwill and other intangible assets

     Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142) which addresses the accounting that must be applied to goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill no longer be amortized, and instead, be tested for impairment at the reporting unit level at least annually.

     The Company has goodwill and other intangible assets related to its previous acquisitions of NetRidium and SAS. In accordance with SFAS 142, the Company reclassified acquired workforce intangible assets, which were previously recognized apart from goodwill, as goodwill and ceased amortization of goodwill as of January 1, 2002. Non-amortization of goodwill had a $160,000 favorable impact during the three months ended March 31, 2002.

     The provisions of SFAS 142 also require the Company to complete a transitional impairment test of goodwill within six months of adoption. During the three months ended March 31, 2002, the Company completed its transitional impairment test of goodwill and determined that goodwill was not impaired.

     A reconciliation of previously reported net income and loss per share for the three months ended March 31, 2001 to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, is as follows (in thousands, except per share amounts):

Three months ended
March 31,
2001

Reported net loss	$(20,685)
Add: Goodwill amortization	893
Tax impact	(152)

Adjusted net loss	$(19,944)

Basic and diluted earnings per share:
Reported earnings per share — basic and diluted	$(0.49)
Add: Goodwill amortization	0.02
Tax impact	—

Adjusted earnings per share — basic and diluted	$(0.47)

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 3. BALANCE SHEET COMPONENTS

	March 31,	December 31,
(in thousands)	2002	2001

Cash and cash equivalents:
Cash and money market accounts	$31,415	$29,327
Unrealized gain on market accounts	17	—
U.S. government notes and bonds	122,748	67,541
Certificates of deposit	127	127

	$154,307	$96,995

Short-term investments:
U.S. government notes and bonds	$51,804	$30,931
Marketable equity securities	1,070	3,615
Unrealized loss on short-term investment	(217)	(2,507)

Total	$52,657	$32,039

Accounts receivable:
Accounts receivable	$41,098	$43,541
Less: allowance for doubtful accounts	(949)	(899)

	$40,149	$42,642

Inventories:
Raw materials	$19,657	$20,807
Work-in-process	15,469	10,918
Finished goods	2,375	5,727

	$37,501	$37,452

Property and equipment:
Land	$2,860	$2,860
Building and building improvements	22,771	22,766
Machinery and equipment	31,012	31,013
Furniture and fixtures	13,080	13,080

	69,723	69,719
Less: accumulated depreciation and amortization	(48,878)	(47,281)

	$20,845	$22,438

Other assets:
Investments	$4,217	$677
Goodwill	1,610	1,610
Other	1,904	2,218

	$7,731	$4,505

Accounts payable and accrued expenses:
Accounts payable	$18,851	$10,396
Accrued compensation costs	6,554	5,927
Accrued commission and royalties	16,938	18,655
Marketing and advertising related accruals	4,933	5,945
Deferred revenue margin related to distributor sales	1,768	1,571
Other accrued liabilities	5,221	6,679

	$54,265	$49,173

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4. EARNINGS PER SHARE

     Earning per share (EPS) is calculated in accordance with the provisions of SFAS 128, Earnings Per Share (SFAS 128). SFAS 128 requires the Company to report both basic EPS, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive common shares outstanding.

     The Company has also reported EPS on the separate income statement components required by Accounting Principles Board Opinion No. 30, Reporting the Results of Operation — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30).

	Three Months Ended March 31,

	2002			2001

			Per Share			Per Share
(in thousands, except per share amounts)	Net Income	Shares	Amount	Net Loss	Shares	Amount

Basic EPS from continuing operations	$16,386	44,209	$0.37	$(3,168)	42,370	$(0.07)
Basic EPS from discontinued operation	—	44,209	—	(17,517)	42,370	(0.42)

Basic EPS	$16,386	44,209	$0.37	$(20,685)	42,370	$(0.49)

Effects of dilutive securities:
Stock options	—	4,122	—	—	—	—
Diluted EPS from continuing operations	$16,386	48,331	$0.34	$(3,168)	42,370	$(0.07)
Diluted EPS from discontinuing operations	—	48,331	—	(17,517)	42,370	(0.42)

Diluted EPS	$16,386	48,331	$0.34	$(20,685)	42,370	$(0.49)

NOTE 5. DISCONTINUED OPERATION

     As of December 31, 2000, ESS had a 62.1% ownership and voting interest in Vialta. On April 21, 2001, ESS’s Board of Directors adopted a plan to distribute all of ESS’s Vialta shares to ESS shareholders within twelve months thereafter. Effective as of August 21, 2001, ESS spun off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta class A common stock then held by ESS. For all periods presented, Vialta is accounted for as a discontinued operation in the Company’s financial statements in accordance with APB 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

     For the period up to March 31, 2001, operating results for the discontinued operation are reported, net of minority interest, under Loss from discontinued operation, net of minority interest in the accompanying Condensed Consolidated Statements of Operations. Loss on disposal of discontinued operation, net of minority interest in the accompanying Condensed Consolidated Statements of Operations includes the initially estimated anticipated loss on the disposal of the discontinued operation and operating losses incurred between the measurement date and the estimated disposal date. Upon the distribution of Vialta shares on August 21, 2001, ESS recognized a $4.7 million gain within Loss on disposal of discontinued operation, net of minority interest because the Vialta spin-off occurred sooner than initially estimated.

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

     Summarized below are the operating results for Vialta, net of minority interest. Operating results through March 31, 2001 were recorded as Loss from discontinued operation, net of minority interest. Since the Board of Directors approved the spin-off of Vialta prior to the finalization of March 31, 2001 financial statements, Vialta’s operating loss from April 1, 2001 through April 21, 2001 (the measurement date) has been included in the estimated loss on the disposal of the discontinued operation, net of minority interest, under Gain (loss) on disposal of discontinued operation, net of minority interest in the accompanying Statements of Operations in the first quarter of 2001 (in thousands).

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Three Months Ended
March 31, 2001

Operating expenses	$8,104
Net loss before minority interest	(6,633)
Loss attributable to minority interest	2,428

Loss from Vialta operation, net of minority interest	(4,205)
Expenses incurred in connection with spin-off of Vialta operation, net of minority interest	(13,312)

Loss from and on disposal of Vialta operation, net of minority interest	$(17,517)

NOTE 6. TRANSACTIONS WITH VIALTA, INC.

     In connection with the distribution of its Vialta shares to its shareholders, the Company entered into a Master Distribution Agreement that outlines the general terms and conditions of the distribution and a number of ancillary agreements that govern the various relationships between ESS and Vialta following the distribution.

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

     The Employee Matters Agreement allocates responsibilities relating to current and former employees of Vialta and their participation in any benefits plans that ESS has sponsored and maintained. Prior to the distribution, ESS transferred to Vialta approximately 9,839,672 shares of Vialta Class A common stock. This same number of shares of Vialta Class A common stock has been authorized and reserved for issuance under the Vialta 2001 Nonstatutory Stock Option Plan. Immediately prior to the distribution, Vialta granted options to all ESS employees who held ESS options, based on ESS options outstanding as of the record date for the spin-off distribution. As a result, on the date of the distribution, approximately 9,839,672 of the total shares authorized under the plan became subject to outstanding options. The resulting Vialta options will vest, be exercisable, expire and otherwise be treated under terms that essentially mirror the provisions of the corresponding ESS option held by the ESS employees.

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

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The following is a summary of major transactions between ESS and Vialta for the periods presented (in thousands):

	TRANSACTION BETWEEN ESS AND VIALTA
	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002

Research and Development	$602	$667	$626	$—	$—
Selling, General and Administrative, net of charges from Vialta	1,075	1,077	848	41	(10)
Real Estate Matters Agreement	—	—	155	485	463
Chip Purchases	637	490	—	—	16

Total	$2,314	$2,234	$1,629	$526	$469

     Charges by ESS to Vialta under Master Transitional Services Agreement are recorded in ESS’s Statements of Operations as offset to operating expenses. Charges under Real Estate Matters Agreement are recorded in ESS’s Statements of Operations as other income. Charges for chip purchases by Vialta are recorded in ESS’s Statements of Operations as revenue.

NOTE 7. COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in one lawsuit regarding patent licensing issues.

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

NOTE 8. PUBLIC OFFERING

     On February 1, 2002, the Company commenced a public offering of 4,800,000 shares of its common stock at the price of $19.38 per share. The Company sold 2,500,000 shares, and an additional 2,300,000 shares were sold by selling shareholders. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders: Annie M.H. Chan, the Annie M.H. Chan Living Trust and the Shiu Leung Chan & Annie M.H. Chan Gift Trust. The selling shareholders further granted an over-allotment option of 720,000 shares to the underwriters, which they exercised on February 19, 2002. Net of underwriting discount, the Company received proceeds of $45,550,000 before expenses, which will be used for general corporate purposes, which may include acquisitions of companies, acquisitions of technology and capital expenditures. Pending such uses, the Company intends to invest the net proceeds from the offering in short term, interest bearing, investment grade securities.

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9. INVESTMENT IN BROADMEDIA, INC.

     In March 2002, the Company acquired 2,750,000 shares of Broadmedia, Inc. (Broadmedia) common stock for approximately $4,200,000 in cash, representing an 8% equity interest in Broadmedia. Broadmedia is a dynamic product design and manufacturing house of OEMs with expertise in broadband network access equipment technologies. The investment in Broadmedia is accounted for using the cost method of accounting.

NOTE 10. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130 Reporting Comprehensive Income, (SFAS 130) establishes a standard for the reporting and display of comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) is composed of two subsets, net income (loss) and other comprehensive income (loss). Included in other comprehensive income (loss) for the Company are unrealized gains and losses on marketable securities, net of deferred tax. This adjustment is accumulated under the caption of Other Comprehensive Loss within Consolidated Shareholders’ Equity, amounting to $0.2 million at March 31, 2002.

     In the first quarter of 2002, the Company realized an other than temporary decline in value of its investment in Cisco shares, in accordance with which a $1.5 million, net of tax, charge was recorded.

	Three Months Ended March 31,

	2002	2001

Net income (loss)	$16,386	$(20,685)
Change in unrealized gain (loss) on marketable equity securities	1,174	(8,742)

Total comprehensive income	$17,560	$(29,427)

NOTE 11. SEGMENT INFORMATION

     From April 1999 to August 2001, ESS operated in two reportable segments — the semiconductor segment and the internet segment through its majority owned subsidiary Vialta. Effective as of August 21, 2001, ESS spun off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta Class A common stock then held by ESS. Prior to 1999, the Company operated in a single business segment, semiconductor.

     As discussed in Note 5. Discontinued Operation, the Company’s subsidiary, Vialta, which represented the Company’s internet business segment, is being reported as a discontinued operation and the semiconductor business segment is being reported as the Company’s continuing operations. In the semiconductor segment, the Company designs, develops, supports and manufactures highly integrated mixed-signal semiconductor solutions for DVD, internet related semiconductor, communications, VCD/SVCD, and PC Audio applications.

NOTE 12. STOCK REPURCHASE

     On February 13, 2001, the Company announced that its Board of Directors authorized the Company to repurchase, at market prices and as market and business conditions warrant, up to two million shares of ESS common stock through a broker on the open market. On October 24, 2001, the Company announced that its Board of Directors authorized the repurchase of an additional two million shares on the same terms and conditions as the previous repurchase program. The stock may be repurchased on the open market from time to time at management’s discretion. In the first quarter of 2002, the Company repurchased 10,000 shares of Common Stock at an average price of $18.40 per share. The Company recently announced on May 7, 2002, that its Board of Directors authorized the Company to repurchase up to 3 million shares of ESS common stock, inclusive of all shares that remain available for repurchase under previously announced plans, on the same terms and conditions as the previous repurchase programs.

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 13. CUSTOMER CONCENTRATION

         We sell through two channels: direct customers and distributors. The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to our direct customers that contributed 10% or more to our revenues for the period ended March 31, 2002. Although we had over 100 direct customers, only one of these customers contributed 10% or more to our revenues for the period ended March 31, 2002.

	Three months ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002

UNIVERSAL PACIFIC*	7%	9%	8%	11%	16%

* formerly Digital AV

NOTE 14. DISTRIBUTOR CONCENTRATION

         The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through Dynax Electronics (HK) LTD. Dynax Electronics is our principle distributor for the China market. We have direct contact with each of Dynax Electronics’ customers and we work closely with these end-customers on product design and other key product related matters. Orders from these end-customers are placed with Dynax Electronics, which coordinates shipments, billings and collections on our behalf. We do not recognize revenue until Dynax Electronics sells through to our end-customers. Although we had over 8 distributors, only Dynax Electronics contributed 10% or more to our revenues for the period ended March 31, 2002. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics.

	Three months ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002

Dynax Electronics	51%	50%	61%	60%	55%

         The following table summarizes the percentage of our accounts receivable as of each of the dates presented, which were attributable to Dynax Electronics.

	Three months ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002

Dynax Electronics	63%	60%	60%	79%	66%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     References herein to we, our, us and similar words or phrases are references collectively to ESS Technology, Inc. and its subsidiaries. The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption Factors that May Affect Future Results set forth at the end of this Item 2, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

     This information should be read in conjunction with (i) the condensed consolidated financial statements and notes thereto included in Item 1 of this quarterly report on Form 10-Q, (ii) the condensed consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2001 and 2000 included in our annual reports on Form 10-K, (iii) the pro forma consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, included in our report on Form 8-K filed on September 5, 2001 and (iv) the restated consolidated financial statements and notes thereto showing Vialta as a discontinued operation, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, included in our report on Form 8-K filed on November 6, 2001.

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

     In April 2001, our board of directors adopted a plan to distribute to our shareholders all of our shares of Vialta, a developer of a multi-featured DVD player with internet connectivity and other advanced features. The Vialta spin-off was completed on August 21, 2001. Vialta is reported separately as a discontinued operation. See Note 5, Discontinued Operation in the notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

   Use of Estimates

     The preparation of the financial statements and accompanying notes in accordance with GAAP requires management to make estimates and assumptions related to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

   Revenue Recognition

     The Company provides for rebates and future returns on historical experiences at the time revenue is recognized. Actual expenses may be different from management’s estimate; such differences, if any, are recorded in the period they become known. For shipments to distributors under agreements allowing for return or credits, revenue is deferred until the distributor resells the product.

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

   Impairment of Long-Lived Assets

     Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), the Company reviews long-lived assets based upon a gross cash flow basis and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. On January 1, 2002, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), became effective. This standard supersedes SFAS No. 121, and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of SFAS 144 will not have a material effects on our financial statements.

   Income Taxes

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amount and the tax bases of assets and liabilities. U.S. deferred income taxes are not provided on all un-remitted earnings of the Company’s foreign subsidiaries as such earnings are considered permanently invested. Assumptions underlying recognition of deferred tax assets and non-recognition of U.S. income tax on un-remitted earnings can change if our business plan is not achieved.

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

     The following table sets forth certain operating data as a percentage of net revenues.

	Three Months Ended March 31,

	2002	2001

Net revenues	100.0%	100.0%
Cost of revenues	56.7	78.0

Gross margin	43.3	22.0
Operating expenses:
Research and development	8.0	12.6
Selling, general and administrative	13.1	17.1

Operating income	22.2	(7.7)
Non-operating income (loss), net	(1.6)	0.6

Income (loss) before income taxes	20.6	(7.1)
Provision for (benefit from) income taxes	(0.1)	(0.8)

Net income (loss) from continuing operations	20.7%	(6.3)%

NET REVENUES

     Net revenues increased 55.7% to $79.1 million for the three months ended March 31, 2002 from $50.8 million for the three months ended March 31, 2001. This increase was primarily due to the strong sales in DVD products which increased 674.6% to $45.7 million for the three months ended March 31, 2002 from $5.9 million for the three months ended March 31, 2001. The Markets for ESS’s principal products, digital video chips, both DVD and Video CD, remain strong. Video CD (including Video CD and SVCD) revenues decreased 10.3% to $24.3 million for the three months ended March 31, 2002 from $27.1 million for the three months ended March 31, 2001. PC audio revenues decreased 55.2% to $5.6 million for the three months ended March 31, 2002 from $12.5 million for the three months ended March 31, 2001. We expect our DVD chip business will continue to grow as a percentage of our net revenues, while our PC audio business continues to decline. We also expect that international sales will continue to remain a high percentage of our net revenues. Our international sales are denominated in U.S. dollars.

     The following table summarizes revenue by major product category:

	Three Months Ended March 31,

	2002	2001

DVD	58%	12%
Video CD	31%	54%
PC Audio	7%	24%
Communication and Other	4%	10%

Total	100%	100%

     International revenues accounted for approximately 99% of our net revenues for the three months ended March 31, 2002 and approximately 94% of our net revenues for the three months ended March 31, 2001. Our net revenues are denominated in U.S. dollars. We expect international sales to remain a high percentage of our net revenues in the future.

GROSS PROFIT

     Gross profit was $34.3 million, or 43% of net revenues, for the three months ended March 31, 2002, compared to $11.2 million, or 22% of net revenues, for the three months ended March 31, 2001. The increase in gross margin was primarily due to a greater percentage of sales of the higher margin DVD products, reduced unit pricing from our vendors and an inventory reserve charge taken during the first quarter of last year. Before recognition of the additional $3.3 million inventory reserve, the gross margin would have been 28.6% for the first quarter of 2001 compared to 43% in the first quarter of 2002.

OPERATING EXPENSES

Research and development

     Research and development expenses were $6.4 million, or 8.0% of net revenues, for the three months ended March 31, 2002, compared to $6.4 million, or 12.6% of net revenues, for the three months ended March 31, 2001. The decrease in research and development expense as of percentage to net revenues was primarily due to higher net revenues for the three months ended March 31, 2002. We expect that research and development will continue to be critical to our business as we introduce new products.

Selling, general and administrative expenses

     Selling, general and administrative expenses were $10.4 million, or 13.1% of net revenues for the three months ended March 31, 2002, as compared to $8.7 million, or 17.1% of net revenues for the three months ended March 31, 2001. The increase in selling, general and administrative expenses was primarily due to an increase in advertising expenses of $1.6 million. The remainder of the increase was due to bad debt recovery of $0.9 million recorded during the three months ended March 31, 2001, which did not recur during the three months ended March 31, 2002. The increase was partially offset by a decrease in consulting services expense of $0.6 million.

NON-OPERATING INCOME (LOSS), NET

     Net non-operating loss was $1.3 million for the three months ended March 31, 2002, compared to a net non-operating income of $0.3 million for the three months ended March 31, 2001. The net non-operating loss was primarily due to a write down of Cisco shares for an “other than temporary decline in value” partially offset by interest income.

INCOME TAXES

     Our effective tax rate, excluding the provision taken on the write down of Cisco shares for an other than temporary decline in value, was 5% for the three months ended March 31, 2002, compared to 17% for the three months ended March 31, 2001. These tax rates were lower than the combined federal and state statutory rate of 40%

as a result of the lower foreign tax rate on earnings from our foreign subsidiaries that was considered to be permanently reinvested.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, bank lines of credit and short-term and long-term debt. At March 31, 2002, we had cash, cash equivalents and short-term investments of $207.0 million and working capital of $224.0 million. At March 31, 2002, we had a $15.0 million unsecured line of credit, which expired May 1, 2002.

     On February 1, 2002, we announced that we had commenced a public offering of 4,800,000 shares of our common stock at a price of $19.38 per share. We sold 2,500,000 shares, and an additional 2,300,000 shares were sold by selling shareholders. We did not receive any of the proceeds from the sale of shares by the selling shareholders: Annie M.H. Chan, the Annie M.H. Chan Living Trust and the Shiu Leung Chan & Annie M.H. Chan Gift Trust. The selling shareholders further granted an over-allotment option of 720,000 shares to the underwriters, which they exercised on February 19, 2002. Net of underwriting discounts, we received proceeds of $45,550,000, before expenses, which will be used for general corporate purposes, which may include acquisitions of companies, acquisitions of technology and capital expenditures. Pending such uses, we intend to invest the net proceeds from the offering in short term, interest bearing, investment grade securities.

     We believe that our existing cash and cash equivalents as of March 31, 2002 together with short-term investments, the cash generated from operations and other financing options, will be sufficient to fund acquisitions of property and equipment and provide adequate working capital through at least the next twelve months. Capital expenditures for the next twelve months are anticipated to be approximately $1.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties. We may need to obtain additional funding as a result of such activities.

     In the three months ended March 31, 2002, we generated $31.0 million of cash from operating activities. This amount resulted primarily from the net income of $16.4 million for the three months ended March 31, 2002 adjusted for non-cash items and an increase in accounts receivable, accounts payable and accrued expenses and deferred income taxes.

     In the three months ended March 31, 2002, we used $24.8 million of cash in investing activities, which consisted primarily of a net purchase of short term investments, cash paid for investing in Broadmedia and fixed assets purchases.

     In the three months ended March 31, 2002, we generated $51.1 million of cash in financing activities, primarily as a result of the issuance of common stock in the public offering and through employee stock option exercises.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business is highly dependent on the expansion of the consumer electronics market.

     We have shifted our primary focus from the PC audio business to developing products primarily for the consumer digital home entertainment market. Since the second half of 2001, sales of video system processor chips to the DVD and video CD (including VCD and SVCD) player markets accounted for a majority of our net revenues. We expect that the consumer digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. However, our strategy in this market may not be successful. Given the large installed base of VCRs and other consumer electronics products, coupled with the current economic environment, consumer spending on DVD players and other home electronics may not grow as anticipated. Historically, sales of audio and modem chips to the PC market have accounted for a significant portion of our net revenues. We expect that these sales will continue to account for a significant portion of our net revenues in the near future, however we are no longer emphasizing this business and expect future sales in the PC market will continue to decline. If the decline in our sales to the PC market is not offset by an increase in sales to the consumer electronics market, our business, financial condition and results of operations would be materially adversely affected.

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

     We currently place non-cancelable orders to purchase our products from independent foundries on an approximately three-month rolling basis, while our customers generally place purchase orders with us that may be cancelled without significant penalty less than four weeks prior to delivery. If anticipated sales and shipments in any quarter are cancelled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and we may be required to record significant inventory charges in our statement of operations in a particular period. The Company had recorded adequate royalty accruals in prior year for this matter, therefore the settlement had no effect on results of operations for the three months ended March 31, 2002.

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

     A substantial portion of our net revenues has increasingly been derived from sales to a small number of our customers. During the first quarter of 2002, sales to our top five customers, including sales to our distributors, increased to approximately 78% of our net revenues. During the first quarter of 2002, sales to our top five direct customers, not including our distributors, was approximately 52% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We rely on a single distributor for a significant portion of our revenues and if this relationship deteriorates our financial results could be adversely affected.

     During the first quarter of 2002, sales through Dynax Electronics (HK) LTD., our largest distributor, increased to approximately 55% of our net revenues. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customer. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities and impede our ability to accurately forecast product orders.

We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.

     To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. As of March 31, 2002, we had 16 patents granted in the United States. These patents will expire over time commencing in 2008 and ending in 2019. In addition, as of March 31, 2002, we had 11 corresponding foreign patents, which are going to expire over time commencing in 2002 (two audio-related Japanese patents will expire in 2002) and ending in 2015. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. Litigation by or against us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a favorable determination for us. Any claim, even if without merit, may require us to spend significant resources to develop non-infringing technology or enter into royalty or cross-licensing arrangements, which may not be available to us on acceptable terms, or at all. We may be required to pay substantial damages or cease the use and sale of infringing products, or both. As of March 31, 2002, there was one pending intellectual property litigation matter against us with respect to our modem chips which we are vigorously defending. In general, a successful claim of infringement against us in connection with the use of our technologies could adversely affect our business. In particular, if we lose the current modem patent infringement case, our results of operations could be materially harmed. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. In the event of an adverse result in any such litigation our business could be materially harmed.

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

     Any failure of these third party foundries to deliver products or otherwise perform as requested, could damage our relationships with our customers and harm our sales and financial results. To address potential foundry capacity constraints in the future, we may be required to enter into arrangements, including equity investments in or loans to independent wafer manufacturers in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or take or pay contracts that commit us to purchase specified quantities of wafers over extended periods. These arrangements could require us to commit substantial capital or to grant licenses to our technology. If we need to commit substantial capital, we may need to obtain additional debt or equity financing, which could result in dilution to our shareholders.

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

     Our potential customers often spend a significant amount of time to evaluate, test and integrate our products. Our sales cycles often last for several months and may last for up to a year or more. These longer sales cycles require us to invest significant resources prior to the generation of revenues and subject us to the risk that customers may not order our products as anticipated. In addition, orders expected in one quarter could shift to another because of the timing of customers purchase decisions. Any cancellation or delay in ordering our products after a lengthy sales cycle could adversely affect our business.

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

     The semiconductor industry is subject to cyclical variations in product supply and demand. Downturns in the industry have been characterized by abrupt fluctuations in product demand, production over-capacity and accelerated decline of average selling prices. Current trade association data indicate that the semiconductor industry has experienced a severe downturn since the first quarter of 2001 and this downturn may continue for the foreseeable future. This downturn could harm our net revenues and gross margins if average selling prices continue to decline or demand falls. We cannot assure you that the market will stabilize or improve in the near term. A prolonged downturn in the semiconductor industry could materially and adversely impact our business and results of operations.

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

Interest Rate Risks

     We also invest in short-term investments. Consequently, we are exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments . In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for a sale, and at March 31, 2002, the fair market value of our investments approximated their costs.

Risk Associated with Investment

     We are exposed to fluctuations due to changes in the market price of shares of Cisco Systems we hold as marketable securities. Since we do not use hedging instruments, these fluctuations could have an adverse impact on our net income should we decide to sell our remaining Cisco shares for a loss.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On April 9, 1999, we filed a complaint in the U.S. District Court for the Northern District of California, Case No. C-99 20292 RMW, against PCTEL, Inc., alleging violations of the antitrust laws and other claims relating to PCTEL’s failure to provide a license to us covering certain patents that PCTEL maintains are essential to the manufacture and sale of modems. On August 7, 2000, PCTEL filed an answer and cross-complaint alleging infringement of such patents, and in an amended cross-complaint filed October 4, 2000 PCTEL asserted infringement of three additional patents. In a related proceeding, on September 15, 2000, we were named, along with another respondent, in a complaint filed by PCTEL with the International Trade Commission, requesting exclusion orders and other relief directed at products imported into the United States that contain our modem products alleged to infringe two of the patents that were asserted in the district court action mentioned above. On February 6, 2002, we jointly announced the settlement of all pending litigation matters between us and PCTEL. As part of the settlement, we entered into a cross-license agreement involving the PCTEL patents asserted in the proceedings described above and involving our modem patent portfolio. PCTEL will receive royalty payments and additional technology from us. The Company had recorded adequate royalty accruals in prior years for this matter, therefore the settlement had no effect on results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the Form S-1))
3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660)
4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1)

     (b)  Reports on Form 8-K:

     On January 23, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 our financial results for the quarter and fiscal year ended December 31, 2001. On February 6, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 the settlement of all pending litigation matters between ESS Technology, Inc. and PCTEL.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)

Date: May 14, 2002	By:	/s/ Robert L. Blair

Robert L. Blair President and Chief Executive Officer

Date: May 14, 2002	By:	/s/ James B. Boyd

James B. Boyd Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the Form S-1))
3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660)
4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1)