Form 10-Q
period 2002-06-30
ESS TECHNOLOGY INC
filed 2002-08-14
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002.

OR

[ ]	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ___________ to: __________

Commission file number 0-26660

ESS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	94-2928582 (I.R.S. Employer Identification No.)

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

Yes [X]   No [   ]

     As of August 3, 2002, the registrant had 43,564,938 shares of Common Stock outstanding.

ESS TECHNOLOGY, INC.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2002, and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits and Reports on Form 8-K	25
SIGNATURES		26
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$119,721	$96,995
Short-term investments	61,261	32,039
Accounts receivable, net	34,592	42,642
Inventories	49,189	37,452
Prepaid expenses and other assets	1,967	1,894

Total current assets	266,730	$211,022
Property, plant and equipment, net	19,621	22,438
Other assets, net	8,134	4,505

Total assets	$294,485	$237,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$51,585	49,173
Income tax payable and deferred income taxes	9,656	4,883

Total current liabilities	61,241	54,056
Non-current deferred tax liability	6,931	6,931

Total liabilities	68,172	60,987
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock	195,756	153,678
Accumulated other comprehensive income (loss) (Note 10)	157	(1,374)
Retained earnings	30,400	24,674

Total shareholders’ equity	226,313	176,978

Total liabilities and shareholders’ equity	$294,485	$237,965

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$86,037	$64,909	$165,152	$115,717
Cost of revenues	50,817	45,970	95,656	85,576

Gross profit	35,220	18,939	69,496	30,141
Operating expenses:
Research and development	7,043	7,592	13,424	14,003
Selling, general and administrative	11,051	8,917	21,407	17,583

Operating income (loss)	17,126	2,430	34,665	(1,445)
Non-operating income (loss)	1,085	(20,795)	(182)	(20,470)

Income (loss) before provision for (benefit from) income taxes	18,211	(18,365)	34,483	(21,915)
Provision for (benefit from) income taxes	889	(8,167)	775	(8,549)

Net income (loss) from continuing operations	17,322	(10,198)	33,708	(13,366)
Discontinued operation, net of minority interest:
Loss from discontinued operation, net of minority interest	—	—	—	(4,205)
Loss on disposal of discontinued operation, net of minority interest	—	—	—	(13,312)

Net income (loss)	$17,322	$(10,198)	$33,708	$(30,883)

Net income (loss) per share:
Basic:
Continuing operations	$0.38	$(0.24)	$0.75	$(0.32)
Discontinued operation	—	—	—	(0.41)

	$0.38	$(0.24)	$0.75	$(0.73)

Diluted:
Continuing operations	$0.36	$(0.24)	$0.70	$(0.32)
Discontinued operation	—	—	—	(0.41)

	$0.36	$(0.24)	$0.70	$(0.73)

Shares used in calculating net income (loss) per share:
Basic	45,147	42,375	44,692	42,371

Diluted	48,446	42,375	48,447	42,371

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,708	$(30,883)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of investment	189	12,709
Write-down of investments	2,912	—
Loss from discontinued operation	—	17,517
Depreciation and amortization	3,549	8,137
Gain from sale of fixed assets	(85)	—
Change in assets and liabilities:
Accounts receivable	8,050	13,793
Inventories	(11,737)	38,397
Prepaid expenses and other assets	409	324
Net asset of discontinued operation	—	(452)
Accounts payable and accrued expenses	2,412	(30,717)
Income tax payable and deferred income taxes	3,774	4,646

Net cash provided by operating activities of continuing operations	43,181	33,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	—	(2,072)
Sale of property, plant and equipment	85	192
Purchase of property, plant and equipment	(436)	(1,444)
Purchase of short-term investments	(45,597)	(11,409)
Sale of short-term investments	15,159	9,035
Purchase of long-term investments	(5,212)	(2,100)
Sales of long-term investment	440	—
Proceeds from sale of Cisco stock	1,009	11,134

Net cash provided by (used in) investing activities of continuing operations	(34,552)	3,336

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(38,829)	(3,735)
Issuance of common stock	52,926	1,201

Net cash provided by (used in) financing activities of continuing operations	14,097	(2,534)

Net increase in cash and cash equivalents	22,726	34,273
Cash and cash equivalents at beginning of period	96,995	25,715

Cash and cash equivalents at end of period	$119,721	$59,998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$(237)	—

Cash received for income tax refund	$3,340	$4,893

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS

     ESS Technology, Inc. and its subsidiaries (the “Company,” “ESS,” “us,” “we,” “our,” etc.) is a leading designer, developer and marketer of highly-integrated digital system processor chips. These chips are the primary processors driving digital video and audio players, including DVD and video CD players. ESS is also a supplier of chips for use in modems and other communication products, and a supplier of PC audio chips. ESS outsources all of its chip fabrication and assembly operations, as well as the majority of its test operations.

     The Company was incorporated in California in 1984 and became a public company in 1995. In April 1999, the Company established a subsidiary, Vialta, Inc. (“Vialta”), through which ESS planned to introduce various internet related products, including a multi-featured DVD player with internet connectivity and other advanced features. Vialta was reincorporated in Delaware and headquartered in Fremont, California. As of December 31, 2000, ESS had a 62.1% ownership and voting interest in Vialta. On April 21, 2001, ESS’s Board of Directors adopted a plan to distribute all of ESS’s Vialta shares to ESS shareholders within twelve months thereafter. Effective as of August 21, 2001, ESS spun off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta class A common stock then held by ESS. As such Vialta is reported separately as a discontinued operation for all periods presented within ESS’s financial statements. See Notes 5 and 6, Discontinued Operation and Transactions with Vialta, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The interim condensed consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with (i) the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2001 and 2000 included in our annual reports on Form 10-K, (ii) the pro forma consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, included in our report on Form 8-K filed on September 5, 2001 and (iii) the restated consolidated financial statements and notes thereto showing Vialta as a discontinued operation, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, included in our report on Form 8-K filed on November 6, 2001. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

Reclassification

     Certain reclassifications are made to prior year financial data to conform with current year presentations.

Use of estimates

     The preparation of the financial statements and accompanying notes in accordance with GAAP requires management to make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies for additional information regarding the estimates and assumptions the Company makes that affect its financial statements.

Revenue recognition

     Revenue is primarily generated by product sales, which is generally recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determined and collection of resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return and allowance, in which case, revenue is deferred until the distributor resells the products to a third party.

     The Company provides for rebates based on current contractual terms and future returns based on historical experiences at the time revenue is recognized. Actual expenses may be different from management’s estimate; such difference, if any, are recorded in the period they become known.

Inventory

     The Company’s inventory is valued at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised of raw materials, work-in-process and finished goods, all of which are manufactured by third party contractors. The Company provides for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. For the three and six months ended June 30, 2002, the write-down in excess inventory was approximately $1.6 million.

     ESS is subject to technological change, new product development, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on the Company’s financial position and results of operations.

Goodwill and other intangible assets

     Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the accounting that must be applied to goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill no longer be amortized, and instead, be tested for impairment at the reporting unit level at least annually.

     The Company has goodwill and other intangible assets related to its previous acquisitions of NetRidium and SAS. In accordance with SFAS 142, the Company reclassified acquired workforce intangible assets, which were previously recognized apart from goodwill, as goodwill and ceased amortization of goodwill as of January 1, 2002. This Change in accounting treatment reduced operating expenses by $172,000 and $344,000 during the three and six months ended June 30, 2002, respectively. In addition to goodwill associated with NetRidium and SAS, the Company had amortization of goodwill associated with acquisition of Platform Technologies, Inc. during the three and six months ended June 30, 2001 of approximately $834,000 and $1,668,000, respectively.

     The provisions of SFAS 142 also require the Company to complete a transitional impairment test of goodwill within six months of adoption. During the six months ended June 30, 2002, the Company completed its transitional impairment test of goodwill and determined that goodwill was not impaired.

     A reconciliation of previously reported net income and loss per share for the three months and six months ended June 30, 2001 to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30,	June 30,
	2001	2001

Reported net loss	$(10,198)	$(30,883)
Add: Goodwill amortization	1,006	1,899
Tax impact	(101)	(253)

Adjusted net loss	$(9,293)	$(29,237)

Basic and diluted earnings per share:
Reported earnings per share — basic and diluted	$(0.24)	$(0.73)
Add: Goodwill amortization	0.02	0.04
Tax impact	—	—

Adjusted earnings per share — basic and diluted	$(0.22)	$(0.69)

NOTE 3. BALANCE SHEET COMPONENTS

	June 30,	December 31,
	2002	2001

	(in thousands)
Cash and cash equivalents:
Cash and money market accounts	$22,237	$29,327
U.S. government notes and bonds	97,357	67,541
Certificates of deposit	127	127

	$119,721	$96,995

Short-term investments:
U.S. government notes and bonds	$61,233	$30,931
Marketable equity securities	—	3,615
Unrealized gain (loss) on short-term investment	28	(2,507)

	$61,261	$32,039

Accounts receivable:
Accounts receivable	$35,541	$43,541
Less: allowance for doubtful accounts	(949)	(899)

	$34,592	$42,642

Inventories:
Raw materials	$4,295	$8,500
Work-in-process	23,425	8,782
Finished goods	21,469	20,170

	$49,189	$37,452

Property, plant and equipment:
Land	$2,860	$2,860
Building and building improvements	22,794	22,766
Machinery and equipment	31,359	31,013
Furniture and fixtures	13,030	13,080

	70,043	69,719
Less: accumulated depreciation and amortization	(50,422)	(47,281)

	$19,621	$22,438

Other assets:
Investments	$4,992	$677
Goodwill	2,074	1,610
Other	1,068	2,218

	$8,134	$4,505

Accounts payable and accrued expenses:
Accounts payable	$16,485	$10,396
Accrued compensation costs	5,303	5,927
Accrued commission and royalties	17,057	18,655
Accrued marketing and advertising costs	5,490	5,945
Deferred revenue related to distributor sales, net of deferred cost of goods sold	732	1,571
Other accrued liabilities	6,518	6,679

	$51,585	$49,173

NOTE 4. EARNINGS PER SHARE

     Earning per share (“EPS”) is calculated in accordance with the provisions of SFAS 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires the Company to report both basic EPS, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive securities that are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive.

     The Company has also reported EPS on the separate income statement components required by Accounting Principles Board Opinion (“APB”) No. 30, Reporting the Results of Operation — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”).

	Three Months Ended June 30,

	2002			2001

	Net		Per Share			Per Share
	Income	Shares	Amount	Net Loss	Shares	Amount

	(in thousands, except per share amounts)
Basic EPS from continuing operations	$17,322	45,147	$0.38	$(10,198)	42,375	$(0.24)
Basic EPS from discontinued operation	—	45,147	—	—	42,375	—

Basic EPS	$17,322	45,147	$0.38	$(10,198)	42,375	$(0.24)

Effects of dilutive securities:
Stock options	—	3,299	—	—	—	—
Diluted EPS from continuing operations	$17,322	48,446	$0.36	$(10,198)	42,375	$(0.24)
Diluted EPS from discontinuing operations	—	48,446	—	—	42,375	—

Diluted EPS	$17,322	48,446	$0.36	$(10,198)	42,375	$(0.24)

	Six Months Ended June 30,

	2002			2001

	Net		Per Share			Per Share
	Income	Shares	Amount	Net Loss	Shares	Amount

	(in thousands,except per share amounts)
Basic EPS from continuing operations	$33,708	44,692	$0.75	$(13,366)	42,371	$(0.32)
Basic EPS from discontinued operation	—	44,692	—	(17,517)	42,371	(0.41)

Basic EPS	$33,708	44,692	$0.75	$(30,883)	42,371	$(0.73)

Effects of dilutive securities:
Stock options	—	3,755	—	—	—	—
Diluted EPS from continuing operations	$33,708	48,447	$0.70	$(13,366)	42,371	$(0.32)
Diluted EPS from discontinuing operations	—	48,447	—	(17,517)	42,371	(0.41)

Diluted EPS	$33,708	48,447	$0.70	$(30,883)	42,371	$(0.73)

     For the three months ended June 30, 2002 and 2001, options to purchase approximately 697,000 and 7,804,000 shares, respectively, of the Company’s Common Stock were excluded from the calculation of diluted EPS because their effect is anti-dilutive. For the six months ended June 30, 2002 and 2001, options to purchase approximately 49,000 and 7,778,000 shares, respectively, of the Company’s Common Stock were excluded from the calculation of diluted EPS because their effect is anti-dilutive.

NOTE 5. DISCONTINUED OPERATION

     As of December 31, 2000, ESS had a 62.1% ownership and voting interest in Vialta, Inc. On April 21, 2001, ESS’s Board of Directors adopted a plan to distribute all of ESS’s Vialta shares to ESS shareholders within twelve months thereafter. Effective as of August 21, 2001, ESS spun off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta class A common stock then held by ESS. For all periods presented, Vialta is accounted for as a discontinued operation in the Company’s financial statements in accordance with APB 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

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

     Summarized below are the operating results for Vialta, net of minority interest. Operating results through June 30, 2001 were recorded as Loss from discontinued operation, net of minority interest. Since the Board of Directors approved the spin-off of Vialta prior to the finalization of June 30, 2001 financial statements, Vialta’s operating loss from April 1, 2001 through April 21, 2001 (the measurement date) has been included in the estimated loss on the disposal of the discontinued operation, net of minority interest, under loss on disposal of discontinued operation, net of minority interest in the accompanying Statements of Operations in the second quarter of 2001 (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Operating expenses	$8,773	$16,877
Net loss before minority interest	(7,703)	(14,336)
Loss attributable to minority interest	2,919	5,347

Loss from Vialta operation, net of minority interest	(4,784)	(8,989)
Expenses incurred in connection with spin-off of
Vialta operation, net of minority interest	—	(13,312)

Loss from and on disposal of Vialta operation, net of minority interest	$(4,784)	$(22,301)

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

     The Master Transitional Services Agreement governs corporate support services that ESS has agreed to provide to Vialta, including, without limitation, information technology systems, human resources administration, product order administration, customer service, buildings and facilities and finance and accounting services, each as specified and on the terms set forth in the Master Transitional Services Agreement and in the schedules to the Master Transitional Services Agreement. The Master Transitional Services Agreement also provides for the provision of additional services identified from time to time after the distribution date that Vialta reasonably believes were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the Master Distribution Agreement, so long as the provision of such services would not significantly disrupt ESS’s operations or significantly increase the scope of ESS’s obligations under the agreement. The Master Transitional Services Agreement will expire on August 20, 2002. The Company may extend this agreement either in whole or with respect to one or more of the services currently provided under this agreement.

     In addition, Vialta continues to be a customer of ESS and purchases chips from ESS from time to time pursuant to standard purchase orders. The Company anticipates that it will continue to provide products and services to Vialta under the terms of these agreements.

     The following is a summary of major transactions between ESS and Vialta for the periods presented (in thousands):

	TRANSACTION BETWEEN ESS AND VIALTA
	Three Months Ended

	June 30,	September 30,	December 31,	March 31,	June 30,
	2001	2001	2001	2002	2002

Research and Development	$667	$626	$—	$—	$—
Selling, General and
Administrative, net of charges from Vialta	1,077	848	41	(10)	(51)
Real Estate Matters Agreement	—	155	485	463	463
Chip Purchases	490	—	—	16	53

Total	$2,234	$1,629	$526	$469	$465

     Charges by ESS to Vialta under the Master Transitional Services Agreement are recorded in ESS’s Statements of Operations as an offset to operating expenses. Charges by ESS to Vialta under the Real Estate Matters Agreement are recorded in ESS’s Statements of Operations as other income. Charges for chip purchases by Vialta are recorded in ESS’s Statements of Operations as revenue.

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

NOTE 8. PUBLIC OFFERING

     On February 1, 2002, the Company commenced a public offering under which a total of 4,800,000 shares of its common stock was sold at the price of $19.38 per share. The Company sold 2,500,000 shares, and an additional 2,300,000 shares were sold by selling shareholders. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders: Annie M.H. Chan, the Annie M.H. Chan Living Trust and the Shiu Leung Chan & Annie M.H. Chan Gift Trust. The selling shareholders further granted an over-allotment option of 720,000 shares to the underwriters, which the underwriters exercised on February 19, 2002. Net of underwriting discount, the Company received proceeds of $45,550,000 before expenses, which is intended to be used for general corporate purposes, which may include acquisitions of companies, acquisitions of technology and capital expenditures.

NOTE 9. INVESTMENT IN MOSCHIP SEMICONDUCTOR TECHNOLOGY LIMITED.

     In April 2002, the Company acquired 1,600,000 shares of MosChip Semiconductor Technology Limited (“MosChip”) common stock for approximately $988,000 in cash, representing approximately 7% equity interest in MosChip. MosChip is a publicly traded company in India. MosChip based in Hyderabad, India, specializes in designing, manufacturing and marketing very large integrated circuits (“ICs”), with particular focus on consumer and data communication ICs. The investment in MosChip is accounted for in accordance with SFAS No. 115, which resulted in unrealized gain of $130,000 recorded in other comprehensive income at June 30, 2002.

NOTE 10. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”) establishes a standard for the reporting and display of comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) is composed of two subsets, net income (loss) and other comprehensive income (loss). Included in other comprehensive income (loss) for the Company are unrealized gains and losses on marketable securities, net of deferred tax. These amounts are accumulated under the caption of Other Comprehensive Income (loss) within Consolidated Shareholders’ Equity, which totaled to $157,000 at June 30, 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$17,322	$(10,198)	$33,708	$(30,883)
Change in unrealized gain on marketable equity securities	357	14,557	1,531	5,815

Total comprehensive income (loss)	$17,679	$4,359	$35,239	$(25,068)

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

     As discussed in Note 5, Discontinued Operation, the Company’s subsidiary, Vialta, which represented the Company’s internet business segment, is being reported as a discontinued operation and the semiconductor business segment is being reported as the Company’s continuing operations. In the semiconductor segment, the Company designs, develops, supports and manufactures highly integrated mixed-signal semiconductor solutions for DVD, internet related semiconductor, communications, VCD/SVCD, and PC Audio applications.

NOTE 12. STOCK REPURCHASE

     The Company announced on May 7, 2002, that its Board of Directors authorized the Company to repurchase up to 3 million shares of ESS common stock, inclusive of all shares that then remained available for repurchase under previously announced plans, on the same terms and conditions as the previous repurchase programs. In the second quarter of 2002, the Company repurchased approximately 2.4 million shares of Common Stock at an average price of $16.04 per share.

     The Company announced on August 7, 2002, that its Board of Directors authorized the Company to repurchase up to 5 million shares of ESS common stock, in addition to all shares that remain available for repurchase under previously announced plans, on the same terms and conditions as the previous repurchase programs.

NOTE 13. CUSTOMER CONCENTRATION

     We sell through two channels: direct customers and distributors. The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to our most significant direct customers during 2001. Although we had over 100 direct customers, only Universal Pacific contributed approximately 10% to our revenue during 2001.

	Three months ended

	June 30,	September 30,	December 31,	March 31,	June 30,
	2001	2001	2001	2002	2002

UNIVERSAL PACIFIC*	9%	8%	11%	16%	8%

*	formerly Digital AV

NOTE 14. DISTRIBUTOR CONCENTRATION

      Dynax Electronics (HK) LTD is our principle distributor for the China market. We have direct contact with Dynax Electronics’ customers and we work closely with these end-customers on product design and other key product related matters. Orders from end-customers located in the China market are placed with Dynax Electronics, which coordinates shipments, billings and collections on our behalf. We do not recognize revenue until Dynax Electronics sells through to our end-customers. Although we had 10 distributors during the quarter, only Dynax Electronics handled orders representing 10% or more of our revenues for the period ended June 30, 2002. Although we do not anticipate any such deterioration, if our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics. The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through Dynax Electronics.

	Three months ended

	June 30,	September 30,	December 31,	March 31,	June 30,
	2001	2001	2001	2002	2002

Dynax Electronics	50%	61%	60%	55%	61%

     The following table summarizes the percentage of our accounts receivable trade as of each of the dates presented, which were attributable to Dynax Electronics.

	Three months ended

	June 30,	September 30,	December 31,	March 31,	June 30,
	2001	2001	2001	2002	2002

Dynax Electronics	60%	60%	79%	66%	80%

NOTE 15. SUBSEQUENT EVENT

     On August 12, 2002, the Company entered into a $10 million unsecured line of credit (the “Loan Agreement”) with U.S. Bank National Association. This new line of credit replaced the Company’s prior $15 million line of credit with Tokai Bank which expired on May 1, 2002. Borrowings under the Loan Agreement bear interest at a rate of either the bank’s prime rate or a variable LIBOR rate, as defined, plus 1.5%. The Loan Agreement expires on June 5, 2005.

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

OVERVIEW

     We are a leading designer, developer and marketer of highly-integrated digital system processor chips. These chips are the primary processors driving digital video and audio players including DVD and video CD. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We believe that multi-featured DVD players will serve as the platform for a digital home system, or DHS, integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems and similar communication products, and a supplier of PC audio chips. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths.

     In April 2001, our board of directors adopted a plan to distribute to our shareholders all of our shares of Vialta, a developer of a multi-featured DVD player with internet connectivity and other advanced features. The Vialta spin-off was completed on August 21, 2001. Vialta is reported separately as a discontinued operation. See Note 5, Discontinued Operation and Note 6, Transactions with Vialta, Inc. in the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

     Use of Estimates

     The preparation of the financial statements and accompanying notes in accordance with GAAP requires management to make estimates and assumptions related to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

     Revenue Recognition

     Revenue is primarily generated by product sales, which is generally recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determined and collection of the resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return and allowance, in which case, revenue is deferred until the distributor resells the products to a third party.

     The Company provides for rebates based on current contractual terms and future based returns on historical experiences at the time revenue is recognized. Actual expenses may be different from management’s estimate; such difference, if any, are recorded in the period they become known.

     Inventory

     The Company’s inventory is valued at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised of raw materials, work-in-process and finished goods, all of which are manufactured by third party contractors. The Company provides for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. For the three and six months ended June 30, 2002, the write-down in excess inventory was approximately $1.6 million.

     ESS is subject to technological change, new product development, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on the Company’s financial position and results of operations.

     Impairment of Long-Lived Assets

     Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS 144”), the Company reviews the recoverability of the carrying value of long-lived assets based on cash flows projections and will reserve for impairment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully reasonable.

     Income Taxes

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amount and the tax bases of assets and liabilities. The Company operates in multiple jurisdictions and its effective tax rate is contingent upon where its customer revenues are earned. U.S. deferred income taxes are not provided on all un-remitted earnings of the Company’s foreign subsidiaries as such earnings are considered permanently invested. Assumptions underlying recognition of deferred tax assets and non-recognition of U.S. income tax on un-remitted earnings can change if our business plan is not achieved.

RESULTS OF OPERATIONS

     Our consolidated financial information presents the net effect of the discontinued operation separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operation and the discussion and analysis that follow generally focus on the continuing operations. Inflation has not had any material impact on our business to date.

     The following table sets forth certain operating data as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.1	70.8	57.9	74.0

Gross margin	40.9	29.2	42.1	26.0
Operating expenses:
Research and development	8.1	11.7	8.1	12.1
Selling, general and administrative	12.9	13.7	13.0	15.2

Operating income	19.9	3.8	21.0	(1.3)
Non-operating income (loss), net	1.2	(32.0)	(0.1)	(17.7)

Income (loss) before income taxes	21.1	(28.2)	20.9	(19.0)
Provision for (benefit from) income taxes	1.0	(12.5)	0.5	(7.4)

Net income (loss) from continuing operations	20.1%	(15.7)%	20.4%	(11.6)%

NET REVENUES

     Net revenues increased 32.5% to $86.0 million for the three months ended June 30, 2002 from $64.9 million for the three months ended June 30, 2001. This increase was primarily due to the strong sales in DVD products, which increased 187.5% to $52.9 million for the three months ended June 30, 2002 from $18.4 million for the three months ended June 30, 2001. DVD revenues increased primarily as a result of higher volume of product sales. Video CD (including Video CD and SVCD) revenues decreased 7.1% to $26.0 million for the three months ended June 30, 2002 from $28.0 million for the three months ended June 30, 2001. Video CD revenues declined primarily as a result of lower unit prices partially offset by higher volume of product sales. PC audio revenues decreased 79.7% to $2.8 million for the three months ended June 30, 2002 from $13.8 million for the three months ended June 30, 2001. PC audio revenues decreased primarily as a result of the fact that the Company is no longer emphasizing this product line which is in a mature market characterized by unit price declines. Communication and other revenues decreased 6% to $4.4 million for the three months ended June 30, 2002 from $4.7 million for the three months ended June 30, 2001. Communication and other revenues decreased primarily as a result of lower unit prices partially offset by higher volume of product sales. Net revenues increased 42.8% to $165.2 million for the six months ended June 30, 2002 from $115.7 million for the six months ended June 30, 2001. The increase was primarily due to the increased sales in DVD products.

     The following table summarizes revenue by major product category:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

DVD	62%	28%	60%	21%
Video CD	30%	43%	30%	48%
PC Audio	3%	21%	5%	23%
Communication and Other	5%	8%	5%	8%

Total	100%	100%	100%	100%

     International revenues accounted for approximately 99.7% of our net revenues for the three months ended June 30, 2002 and approximately 96.9% of our net revenues for the three months ended June 30, 2001. Our net revenues are denominated in U.S. dollars. We expect international sales to remain a high percentage of our net revenues in the future.

GROSS PROFIT

     Gross profit was $35.2 million, or 41% of net revenues, for the three months ended June 30, 2002, compared to $18.9 million, or 29% of net revenues, for the three months ended June 30, 2001. The increase in gross profit was primarily due to a greater percentage of sales of the higher margin DVD products, reduced unit pricing from our vendors, and reduced overhead unit costs as a result of increased productions. Gross profit increased 130.9% to $69.5 million, or 42% of net revenue, for the six months ended June 30, 2002 from $30.1 million, or 26% of net revenue, for the six months ended June 30, 2001. The increase in gross margin was primarily due to a greater percentage of sales of the higher margin DVD products, reduced unit pricing from our vendors during the six months ended June 30, 2002 and $4.7 million of inventory reserve charge taken during the six months ended June 30, 2001.

OPERATING EXPENSES

Research and development

     Research and development expenses were $7.0 million, or 8.1% of net revenues, for the three months ended June 30, 2002, compared to $7.6 million, or 11.7% of net revenues, for the three months ended June 30, 2001. The decrease in research and development expense was primarily due to a decrease in amortization and depreciation expense of $1.5 million. The amortization of goodwill was eliminated upon adoption of FAS 142 as of January 1, 2002. The decrease was partially offset by the increase in salaries of $1.0 million. Research and development expenses decreased 4.3% to $13.4 million, or 8.1% of net revenue, for the six months ended June 30, 2002 from $14.0 million, or 12.1% of net revenue, for the six months ended June 30, 2001. Research and development will continue to be critical to our business as we introduce new products. Research and Development expenses can vary by as much as a million dollars from quarter to quarter because of engineering lots and mask charges which depend solely on the number of new products being developed in a particular quarter and when those products reach the stage in their development cycle where the Company must produce sample pieces of silicon for electrical testing to see if they perform as they were designed to perform. A series of such samples and re-works of certain mask layers are normally required in any new product development effort to finally develop a product that is capable of being ramped into production. Thus it is impossible to accurately predict these costs in any particular quarter.

Selling, general and administrative expenses

     Selling, general and administrative expenses were $11.1 million, or 12.9% of net revenues for the three months ended June 30, 2002, as compared to $8.9 million, or 13.7% of net revenues for the three months sales ended June 30, 2001. The increase in selling, general and administrative expenses was primarily due to the increase in advertising expenses and sales commission of $2.7 million. The increase was partially offset by a decrease in salaries of $0.6 million. Selling, general and administrative expenses increased 21.6% to $21.4 million, 13.0% of net revenue, for the six months ended June 30, 2002 from $17.6 million, or 15.2% of net revenue, for the six months ended June 30, 2001. The increase in selling, general and administrative expenses was primarily due to the increase in advertising expenses of $3.4 million, and bad debt recovery of $0.9 million recorded during the six months ended June 30, 2001, which did not recur during the six months ended June 30, 2002. The increase was partially offset by a decrease in consulting services of $0.8 million.

Non-operating income (loss), net

     Net non-operating income was $1.1 million for the three months ended June 30, 2002, compared to a net non-operating loss of $20.8 million for the three months ended June 30, 2001. The net non-operating income for the second quarter of 2002 primarily consists of interest income of $1.0 million and rental income of $0.5 million and is partially offset by $0.4 million in the amortization of an investment pursuant to the Company’s policy. The net non-operating loss of $20.8 million for the second quarter of 2001 was primarily due the $21.2 million loss from the sale of 565,178 shares of Cisco stock in June of 2001.

Income taxes

     Our effective tax rate, excluding the provision taken on the sales of Cisco shares, was 5% for the three months ended June 30, 2002, compared to 10% for the three months ended June 30, 2001. These tax rates were lower than the combined federal and state statutory rate of 40% primarily as a result of the lower foreign tax rate on earnings from our foreign subsidiaries that was considered to be permanently reinvested and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, bank lines of credit and other debt. At June 30, 2002, we had cash, cash equivalents and short-term investments of approximately $181.0 million and working capital of approximately $205.5 million.

     On February 1, 2002, the Company commenced a public offering under which a total of 4,800,000 shares of its common stock was sold at the price of $19.38 per share. The Company sold 2,500,000 shares, and an additional 2,300,000 shares were sold by selling shareholders. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders: Annie M.H. Chan, the Annie M.H. Chan Living Trust and the Shiu Leung Chan & Annie M.H. Chan Gift Trust. The selling shareholders further granted an over-allotment option of 720,000 shares to the underwriters, which the underwriters exercised on February 19, 2002. Net of underwriting discount, the Company received proceeds of $45,550,000 before expenses, which is intended to be used for general corporate purposes, which may include acquisitions of companies, acquisitions of technology and capital expenditures.

     Net cash provided by operating activities was $43.2 million for the six months ended June 30, 2002 as compared to $33.5 million for the six months ended June 30, 2001. The net cash provided by operating activities for the six months ended June 30, 2002 was primarily attributable to a net income of $33.7 million, depreciation and amortization of $3.5 million, write-down of investments of $2.9 million, a decrease in accounts receivable of $8.1 million, increases in accounts payable and accrued expenses of $2.4 million and income tax payable and deferred income taxes of $3.8 million, offset by an increase in inventory of $11.7 million.

     Net cash used in investing activities was $34.6 million for the six months ended June 30, 2002 as compared to net cash provided by investing activities of $3.3 million for the six months ended June 30, 2001. The net cash used in investing activities for the six months ended June 30, 2002 was primarily attributable to purchase of short-term and long-term investments of $45.6 million and $5.2 million, respectively and purchase of property, plant and equipment of $0.4 million, offset by proceeds from sales of short-term and long-term investments of $15.1 million and $0.4 million, respectively, and proceeds from the sale of Cisco stock of $1.0 million.

     Net cash provided by financing activities was $14.1 million for the six months ended June 30, 2002 as compared to net cash used in financing activities of $2.5 million for the six months ended June 30, 2001. The net cash provided by financing activities for the six months ended June 30, 2002 was primarily attributable to proceeds from the sale of common stock in the public offering and through employee stock option exercises of $52.9 million, offset by cash paid for repurchase of common stock of $38.8 million.

     We have no material long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $4.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase the Company’s common stock as market condition warrants.

     We believe that our existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements for the next twelve months. Our cash and short-term investments are available for acquisitions of property and equipment, strategic investments, mergers and acquisitions, other potential needs and to fund the share repurchase program.

COMMITMENTS

     The Company leases equipment and office space in various locations. Future minimum rental payments under these operating leases are as flows (in thousands):

Year Ended December 31,	Amount

2002	$1,277
2003	951

$2,228

     As of August 9, 2002, ESS’s commitments to purchase inventory from third party contractors aggregated approximately $17.7 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business is highly dependent on the expansion of the consumer electronics market.

     Since the second half of 2001, we have shifted our primary focus from the PC audio business to developing products primarily for the consumer digital home entertainment market. Currently, our sales of video system processor chips to the DVD and video CD (including VCD and SVCD) player markets account for a majority of our net revenues. We expect that the consumer digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. However, our strategy in this market may not be successful. Given the current economic environment and the large installed base of VCRs and other consumer electronics products, consumer spending on DVD players and other home electronic products may not increase as expected. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

     Historically, our quarterly operating results have fluctuated significantly. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in a particular future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:

•	changes in demand for our products;

•	changes in the mix of products sold and our revenue mix;

•	charges related to excess inventory;

•	seasonal customer demand;

•	increasing pricing pressures;

•	gain or loss of significant customers;

•	the cyclical nature of the semiconductor industry;

•	the timing of our and our competitors’ new product announcements and introductions, and the market acceptance of new or enhanced versions of our and our customers’ products;

•	the introduction of new technologies that may compete with ours;

•	the timing of significant customer orders;

•	availability and cost of raw materials;

•	significant increases in expenses associated with the expansion of operations;

•	availability and cost of foundry capacity;

•	a shift in manufacturing of consumer electronic products away from China; and

•	loss of key employees which could impact sales or the pace of product development.

We often purchase inventory based on sales forecasts and if anticipated sales do not materialize, we may experience significant inventory charges.

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

     We invest a significant amount of time and resources in our research and development activities to maintain and enhance our competitive position. Technical innovations are inherently complex and require long development cycles and the commitment of extensive engineering resources. We incur substantial research and development costs to confirm the technical feasibility and commercial viability of a product that in the end may not be successful. If we are not able to successfully and timely complete our research and development projects, we may face competitive disadvantages. For example, if we are not able to introduce our improved DVD chip, the Vibratto II, on a timely basis, we may lose market shares to competitors. There is no assurance that we will recover the development costs associated with these projects or that we will be able to secure the financial resources necessary to fund future research and development efforts. One of our significant projects is the development of a next generation DVD system processor chip that will incorporate three independent processors and allow us to support additional features, including the Linux, PocketPC (formerly WinCE) and VxWorks operating systems. This will require a new architecture and a complete system on a chip design, which is extremely complex and may not be ultimately feasible. If we are unable to successfully develop this next generation DVD system processor chip, or complete other significant research and development projects, such as our Vibratto II chip, on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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

Our sales may fluctuate due to changes in and seasonality of customer demand.

     As we focus more on the consumer electronics market, we are more likely to be affected both by changes in consumer demand and by seasonality in the sales of our products. Approximately half of consumer electronics products are sold during the holiday season. Consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year, although manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. In addition, consumer demand often varies from one product to another in consecutive holiday seasons, and is strongly influenced by the overall state of the economy. Because the consumer electronics market experiences substantial seasonal fluctuations, seasonal trends may cause our quarterly operating results to fluctuate and our inability to forecast these trends may adversely affect the market price of our common stock. In particular, if the market for our products is not as strong during the holiday season, whether as a result of changes in consumer tastes or because of an overall reduction in consumer demand due to economic conditions, we may fail to meet expectation which could cause our stock price to fall.

Our products are subject to increasing pricing pressures.

     The markets for most of the applications for our chips are characterized by intense price competition. The willingness of original equipment manufacturers, or OEMs, to design our chips into their products depends, to a significant extent, upon our ability to sell our products at cost-effective prices. We expect the average selling prices of our existing products to decline significantly over the life of each product as the markets for our products mature, new products or technology emerges and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins, our gross margins may decline.

We may lose business to competitors who have significant competitive advantages.

     Our existing and potential competitors consist, in part, of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than we have. Our competitors also include a number of independent and emerging companies who may be able to better adapt to changing market conditions and customer demand. In addition, some of our current and potential competitors maintain their own semiconductor fabrication facilities and could benefit from certain capacity, cost and technical advantages. DVD and video CD players face significant competition from video on demand, VCRs and other video formats. In addition, we expect that the DVD platform for the digital home system will face competition from other platforms including set-top-boxes, as well as multi-function game boxes being manufactured and sold by large companies. Some of our competitors may be more diversified than us and supply chips for multiple platforms. A decline in DVD sales may have a disproportionate effect on us as we shift our focus to this market. Any of these competitive factors could reduce our sales and market share and may force us to lower our prices, adversely affecting our business, financial condition and results of operations.

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

     A substantial portion of our net revenues has increasingly been derived from sales to a small number of our customers. During the second quarter of 2002, sales to our top five end customers, not including our distributors were approximately 41% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We rely on a single distributor for a significant portion of our revenues and if this relationship deteriorates our financial results could be adversely affected.

     During the second quarter of 2002, sales through Dynax Electronics (HK) LTD., our largest distributor, increased to approximately 61% of our net revenues. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customer. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities and impede our ability to accurately forecast product orders.

We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.

     To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. As of June 30, 2002, we had 16 patents granted in the United States. These patents will expire over time commencing in 2008 and ending in 2019. In addition, as of June 30, 2002, we had 11 corresponding foreign patents, which are going to expire over time commencing in 2002 (two audio-related Japanese patents will expire in 2002) and ending in 2015. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. Litigation by or against us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a favorable determination for us. Any claim, even if without merit, may require us to spend significant resources to develop non-infringing technology or enter into royalty or cross-licensing arrangements, which may not be available to us on acceptable terms, or at all. We may be required to pay substantial damages or cease the use and sale of infringing products, or both. In general, a successful claim of infringement against us in connection with the use of our technologies could adversely affect our business. In particular, if we lose the current modem patent infringement case, our results of operations could be materially harmed. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. In the event of an adverse result in any such litigation our business could be materially harmed.

We have significant international sales and operations that are subject to the special risks of doing business outside the United States.

     Substantially all of our sales have been to customers and distributors in China, Hong Kong, Taiwan, Korea, Singapore, Japan, and United Kingdom. We expect that international sales will continue to represent substantially all of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

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

     The markets in which we compete are intensely competitive and are characterized by rapid technological changes, price reductions and rapid product obsolescence. Competition typically occurs at the design stage, when customers evaluate alternative design approaches requiring integrated circuits. Because of shortened life cycles, there are frequent design win competitions for next-generation systems. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with products that may be provided at lower costs or provide higher levels of integration, higher performance or additional features. Advancements in technology can change the competitive environment in ways that may be adverse to us. For example, today’s high-performance central processing units in PCs have enough excess computing capacity to perform many of the functions that formerly required a separate chip set, which has reduced demand for our PC audio chips. The announcements and commercial shipments of competitive products could adversely affect sales of our products and may result in increased price competition that would adversely affect the average selling prices and margins of our products. The following factors may affect our ability to compete in our highly competitive markets:

•	the price, quality and performance of our products and the products of our competitors;

•	the timing and success of our new product introductions and those of our customers and competitors;

•	the emergence of new multimedia standards;

•	the development of technical innovations;

•	the ability to obtain adequate foundry capacity and sources of raw materials;

•	the rate at which our customers integrate our products into their products;

•	the number and nature of our competitors in a given market; and

•	the protection of our intellectual property rights.

The value of our common stock may be adversely affected by market volatility.

     The price of our common stock fluctuates significantly. Many factors influence the price of our common stock, including:

•	future announcements concerning our company, our competitors or our principal customers, such as quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	the liquidity within the market for our common stock;

•	sales by our officers, directors and other insiders;

•	investor perceptions concerning the prospects of our business and the semiconductor industry;

•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies; and

•	general economic, political and market conditions, such as recessions or international currency fluctuations.

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

Interest Rate Risks

     We also invest in short-term investments. Consequently, we are exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and on June 30, 2002, the fair market value of our investments approximated their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California, Case No. C01-20208, against Brent Townshend alleging unfair competition and various violations of the Sherman Act relating to monopolization and antitrust. Our complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Mr. Townshend to provide us with a license on reasonable and nondiscriminatory terms, as we believe is required by applicable standards. The license and patent issue relate to the manufacture and sale of high-speed modems. On April 30, 2002, we filed an amended complaint. We believe that the license terms offered are unreasonable and discriminatory, and we will vigorously pursue this litigation. Mr. Townshend has yet to answer the complaint, and no trial date has been set.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of ESS Technology, Inc. was held on May 29, 2002 in Fremont, California. Of the total of 45,678,513 shares outstanding as of the record date, 40,589,154 were present or represented by proxies at the meeting. The table below presents the results of the election of the Company’s board of directors.

NOMINEE	FOR	WITHHELD

Fred S. L. Chan	39,886,707	702,447
Annie M. H. Chan	39,880,592	708,562
Robert Blair	39,915,611	673,543
David Lee	39,896,496	692,658
Peter T. Mok	39,898,546	690,608
Dominic Ng	39,873,101	716,053

     The shareholders approved amendments to the 1997 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares. The proposal received 21,650,201 affirmative votes, 18,899,996 negative votes, and 38,957 abstentions.

     The shareholders also ratified the selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2002. The proposal received 39,202,801 affirmative votes, 1,367,545 negative votes, and 18,807 abstentions.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”))
3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660)
4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1)
10.44	Registrant’s 1977 Equity Incentive Plan, amended and restated as of April 20, 2002.
10.45	Registrant’s 2002 Non-Executive Stock Option Plan dated May 22, 2002 (Incorporated herein by reference to Exhibits 99.1 to the form S-8 filed on June 6, 2002, file no. 333-89942)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

            None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)

Date: August 14, 2002	By:	/s/ Robert L. Blair

Robert L. Blair President and Chief Executive Officer

Date: August 14, 2002	By:	/s/ James B. Boyd

James B. Boyd Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”))
3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, File No. 000-26660)
4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1)
10.44	Registrant’s 1997 Equity Incentive Plan, amended and restated as of April 20, 2002.
10.45	Registrant’s 2002 Non-Executive Stock Option Plan dated May 22, 2002 (Incorporated herein by reference to Exhibits 99.1 to the form S-8 filed on June 6, 2002, file no. 333-89942)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002