Form 10-Q
period 2002-09-30
ESS TECHNOLOGY INC
filed 2002-11-14
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002.

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

Yes [X]     No [   ]

     As of November 5, 2002, the registrant had 43,279,409 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$114,873	$96,995
Short-term investments	65,133	32,039
Accounts receivable, net	31,513	42,595
Related party receivable — Vialta	350	47
Inventories	44,881	37,452
Prepaid expenses and other current assets	4,147	1,894

Total current assets	260,897	$211,022
Property, plant and equipment, net	18,650	22,438
Other assets, net	7,444	4,505

Total assets	$286,991	$237,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,652	$49,062
Related party payable — Vialta	64	111
Income tax payable and deferred income taxes	9,983	4,883

Total current liabilities	51,699	54,056
Non-current deferred tax liability	6,931	6,931

Total liabilities	58,630	60,987
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock	196,072	153,678
Accumulated other comprehensive income (loss) (Note 11)	133	(1,374)
Retained earnings	32,156	24,674

Total shareholders’ equity	228,361	176,978

Total liabilities and shareholders’ equity	$286,991	$237,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$59,411	$72,397	$224,495	$186,986
Net revenues from related party — Vialta	1,335	—	1,403	1,128

Total net revenues	$60,746	$72,397	$225,898	$188,114
Cost of revenues	45,665	45,930	141,321	131,506

Gross profit	15,081	26,467	84,577	56,608
Operating expenses:
Research and development	7,160	7,273	20,584	21,276
Selling, general and administrative	6,452	11,686	27,859	29,269

Operating income	1,469	7,508	36,134	6,063
Non-operating income (loss), net	1,438	989	1,256	(19,481)

Income (loss) before provision for (benefit from) income taxes	2,907	8,497	37,390	(13,418)
Provision for (benefit from) income taxes	148	425	923	(8,124)

Net income (loss) from continuing operations	2,759	8,072	36,467	(5,294)
Discontinued operation, net of minority interest (Note 6):
Loss from discontinued operation, net of minority interest	—	—	—	(4,205)
Gain (loss) on disposal of discontinued operation, net of minority interest	—	4,715	—	(8,597)

Net income (loss)	$2,759	$12,787	$36,467	$(18,096)

Net income (loss) per share:
Basic:
Continuing operations	$0.06	$0.19	$0.83	$(0.13)
Discontinued operation	—	0.11	—	(0.30)

	$0.06	$0.30	$0.83	$(0.43)

Diluted:
Continuing operations	$0.06	$0.18	$0.77	$(0.13)
Discontinued operation	—	0.10	—	(0.30)

	$0.06	$0.28	$0.77	$(0.43)

Shares used in calculating net income (loss) per share:
Basic	43,484	42,380	44,127	42,375

Diluted	45,706	45,375	47,408	42,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,467	$(18,096)
Adjustments to reconcile net income (loss) to Net cash provided by operating activities:
Loss on sale of investment	189	12,709
Write-down of investments	3,262	—
Loss from discontinued operation	—	12,802
Depreciation and amortization	5,053	11,277
Gain from sale of fixed assets	(85)	—
Change in assets and liabilities:
Accounts receivable	11,082	17,235
Related party receivable — Vialta	(303)	(901)
Inventories	(7,429)	52,002
Prepaid expenses and other assets	(1,771)	(254)
Net asset of discontinued operation	—	(1,246)
Accounts payable and accrued expenses	(7,410)	(26,053)
Related party payable — Vialta	(47)	(650)
Income tax payable and deferred income taxes	3,923	6,653

Net cash provided by operating activities of continuing operations	42,931	65,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	—	(2,072)
Sale of property, plant and equipment	85	192
Purchase of property, plant and equipment	(919)	(1,850)
Purchase of short-term investments	(52,846)	(19,164)
Sale of short-term investments	18,979	11,134
Purchase of long-term investments	(5,212)	(2,100)
Sales of long-term investment	440	—
Proceeds from sale of Cisco stock	1,009	12,598

Net cash used in investing activities of continuing operations	(38,464)	(1,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(40,293)	(9,250)
Issuance of common stock	53,704	2,827

Net cash provided by (used in) financing activities of continuing operations	13,411	(6,423)

Net increase in cash and cash equivalents	17,878	57,793
Cash and cash equivalents at beginning of period	96,995	25,715

Cash and cash equivalents at end of period	$114,873	$83,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$(237)	—

Cash received for income tax refund	$3,340	$6,684

The accompanying notes are an integral part of these condensed consolidated financial statements

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

     The Company was incorporated in California in 1984 and became a public company in 1995. In April 1999, the Company established a subsidiary, Vialta, Inc. (“Vialta”), through which ESS planned to introduce various internet related products, including a multi-featured DVD player with internet connectivity and other advanced features. Vialta was reincorporated in Delaware and headquartered in Fremont, California. As of December 31, 2000, ESS had a 62.1% ownership and voting interest in Vialta. On April 21, 2001, ESS’s Board of Directors adopted a plan to distribute all of ESS’s Vialta shares to ESS shareholders within twelve months thereafter. Effective as of August 21, 2001, ESS spun off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta class A common stock then held by ESS. As such Vialta is reported separately as a discontinued operation for all periods presented within ESS’s financial statements. See Notes 6 and 7, Discontinued Operation and Transactions with Vialta, Inc.

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

Revenue recognition

     Revenue is primarily generated by product sales and is generally recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determined and collection of the resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return and allowance, in which case, revenue is deferred until the distributor resells the products to a third party. Such deferred revenues related to distributor sales, net of deferred cost of goods sold are included in Accounts payable and accrued expenses of the Company’s balance sheets.

     The Company provides for rebates based on current contractual terms and future returns based on historical experiences at the time revenue is recognized. Actual amounts may be different from management’s estimates. Such differences, if any, are recorded in the period they become known.

Inventory

     The Company’s inventory is comprised of raw materials, work-in-process and finished goods, all of which are manufactured by third party contractors. Inventory is valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company reduces the carrying value of inventory for estimated slow-moving, excess, obsolete, damaged or otherwise unmarketable products by an amount that is the difference between cost and estimated market value based on forecasts of future demand and market conditions.

     The Company evaluates excess or obsolete inventory primarily by estimating demand for individual products within specific time horizons, typically one year or less. The Company generally provides a 100% reserve for the cost of products with on-hand and committed quantities in excess of the estimated demand after considering factors such as product life cycles. Once established, reserves for excess or obsolete inventory are only released when the reserved products are scrapped or sold. The Company also evaluates the carrying value of inventory at the lower of standard cost or market on an individual product basis, and these evaluations are based on the difference between net realizable value and standard cost. Net realizable value is the forecasted selling price of the product less the estimated costs of completion and disposal. When necessary, we reduce the carrying value of inventory to net realizable value.

     The estimates of future demand, forecasted sales prices and market conditions used in the valuation of inventory form the basis for the Company’s published internal revenue forecast. If actual results are substantially lower than the forecast, the Company may be required to record additional write-downs of product inventory in future periods and this may have a negative impact on gross margins.

Goodwill and other intangible assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the accounting that must be applied to goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill no longer be amortized, and instead, be tested for impairment at the reporting unit level at least annually.

     The Company has goodwill and other intangible assets related to its previous acquisitions of NetRidium and SAS. In accordance with SFAS 142, the Company reclassified acquired workforce intangible assets, which were previously recognized apart from goodwill, as goodwill and ceased amortization of goodwill as of January 1, 2002. This change in accounting treatment reduced operating expenses by $172,000 and $516,000 during the three and nine months ended September 30, 2002, respectively. In addition to goodwill associated with NetRidium and SAS, the Company recorded goodwill amortization of approximately $0 and $1,668,000 for the three and nine months ended September 30, 2001, respectively, associated with the acquisition of Platform Technologies, Inc.

     The provisions of SFAS 142 also require the Company to complete a transitional impairment test of goodwill within six months of adoption. The Company completed its transitional impairment test of goodwill and determined that goodwill was not impaired.

     A reconciliation of previously reported net income and loss per share for the three months and nine months ended September 30, 2001 to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, is as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2001	2001

	(in thousands, except per share amounts)
Reported net income (loss)	$12,787	$(18,096)
Add: Goodwill amortization	172	2,071
Tax impact	(9)	(262)

Adjusted net income (loss)	$12,950	$(16,287)

Reported Basic and diluted earnings per share:
Basic	$0.30	$(0.43)
Diluted	$0.28	$(0.43)
Add: Goodwill amortization	0.01	0.05
Tax impact	—	—

Adjusted earnings per share
Basic	$0.31	$(0.38)

Diluted	$0.29	$(0.38)

Impairment of Long-Lived Assets

     Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews the recoverability of the carrying value of long-lived assets based on cash flows projections and will reserve for impairment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully reasonable.

NOTE 3. BALANCE SHEET COMPONENTS

	September 30,	December 31,
	2002	2001

	(in thousands)
Cash and cash equivalents:
Cash and money market accounts	$25,446	$29,327
U.S. government notes and bonds	89,300	67,541
Certificates of deposit	127	127

	$114,873	$96,995

Short-term investments:
U.S. government notes and bonds	$64,662	$30,931
Marketable equity securities	—	3,615
Unrealized gain (loss) on short-term investment	471	(2,507)

	$65,133	$32,039

Accounts receivable:
Accounts receivable	$32,462	$43,494
Less: allowance for doubtful accounts	(949)	(899)

	$31,513	$42,595

Inventories:
Raw materials	$3,397	$8,500
Work-in-process	16,267	8,782
Finished goods	25,217	20,170

	$44,881	$37,452

Property, plant and equipment:
Land	$2,860	$2,860
Building and building improvements	22,825	22,766
Machinery and equipment	31,264	31,013

	September 30,	December 31,
	2002	2001

	(in thousands)
Furniture and fixtures	13,324	13,080

	70,273	69,719
Less: accumulated depreciation and amortization	(51,623)	(47,281)

	$18,650	$22,438

Other assets:
Investments	$4,352	$677
Goodwill	2,074	1,610
Other	1,018	2,218

	$7,444	$4,505

Accounts payable and accrued expenses:
Accounts payable	$11,380	$10,285
Accrued compensation costs	5,439	5,927
Accrued commission rebate, and royalties	13,504	18,655
Accrued marketing and advertising costs	4,012	5,945
Deferred revenue related to distributor sales, net of deferred cost of revenues	481	1,571
Other accrued liabilities	6,836	6,679

	$41,652	$49,062

NOTE 4. MARKETABLE SECURITIES

     The amortized costs and estimated fair value of securities available-for-sale as of September 30, 2002 and December 31, 2001 are as follows:

			Gross	Gross
		Amortized	Unrealized	Unrealized	Fair
	September 30, 2002 (in thousands)	Cost	Gains	Loss	Value

	Money market accounts	$57	$—	$—	$57
	Certificate of Deposit	127	—	—	127
	Municipal bonds	101,092	5	—	101,097
	Corporate debt securities	38,891	387	(16)	39,262
	Corporate equity securities	5,047	—	(165)	4,882
	Government agency bonds	9,945	100	—	10,045

	Total available-for-sale	$155,159	$492	$(181)	$155,470
Less:	Cash Equivalents	89,484	—	—	89,484
	Short term marketable securities	64,662	492	(21)	65,133

	Long term marketable securities	$1,013	$—	$(160)	$853

			Gross	Gross
		Amortized	Unrealized	Unrealized	Fair
December 31, 2001 (in thousands)		Cost	Gains	Loss	Value

Money market accounts		$87	$—	$—	$87
Certificate of Deposit		127	—	—	127
Corporate debt securities		77,353	133	(10)	77,476
Corporate equity securities		3,767	—	(2,660)	1,107
Government agency bonds		20,967	30	—	20,997

Total available-for-sale		$102,301	$163	$(2,670)	$99,794
Less:	Cash Equivalents	67,664	95	(4)	67,755

Short term marketable securities		$34,637	$68	$(2,666)	$32,039

     The contractual maturities of debt securities classified as available-for-sale as of September 30, 2002 regardless of the consolidated balance sheet classification, are as follows:

Estimated
September 30, 2002 (in thousands)	Fair Value

Maturing 90 days or less from purchase	$89,300
Maturing between 90 days and one year from purchase	17,738
Maturing more than one year from purchase	43,366

Total available-for-sale	$150,404

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the company may need to sell the investment to meet its cash need. Net realized gains and losses for the nine months ended September 30, 2002 and 2001 were not material to the Company’s financial position or results of operations.

NOTE 5. EARNINGS PER SHARE

     Earning per share (“EPS”) is calculated in accordance with the provisions of SFAS 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires the Company to report both basic EPS, which is based on the weighted average number of common shares outstanding, and diluted EPS, which is based on the weighted average number of common shares outstanding and all dilutive securities that are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive.

     The Company has also reported EPS on the separate income statement components required by Accounting Principles Board Opinion (“APB”) No. 30, Reporting the Results of Operation — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”).

	Three Months Ended September 30,

	2002			2001

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(in thousands, except per share amounts)
Basic EPS from continuing operations	$2,759	43,484	$0.06	$8,072	42,380	$0.19
Basic EPS from discontinued operation	—	43,484	—	4,715	42,380	0.11

Basic EPS	$2,759	43,484	$0.06	$12,787	42,380	$0.30

Effects of dilutive securities:
Stock options	—	2,222	—	—	2,995	—
Diluted EPS from continuing operations	$2,759	45,706	$0.06	$8,072	45,375	$0.18
Diluted EPS from discontinuing operations	—	45,706	—	4,715	45,375	0.10

Diluted EPS	$2,759	45,706	$0.06	$12,787	45,375	$0.28

	Nine Months Ended September 30,

	2002			2001

	Net		Per Share			Per Share
	Income	Shares	Amount	Net Loss	Shares	Amount

	(in thousands, except per share amounts)
Basic EPS from continuing operations	$36,467	44,127	$0.83	$(5,294)	42,375	$(0.13)
Basic EPS from discontinued operation	—	44,127	—	(12,802)	42,375	(0.30)

Basic EPS	$36,467	44,127	$0.83	$(18,096)	42,375	$(0.43)

Effects of dilutive securities:
Stock options	—	3,281	—	—	—	—
Diluted EPS from continuing operations	$36,467	47,408	$0.77	$(5,294)	42,375	$(0.13)
Diluted EPS from discontinuing operations	—	47,408	—	(12,802)	42,375	(0.30)

Diluted EPS	$36,467	47,408	$0.77	$(18,096)	42,375	$(0.43)

     For the three months ended September 30, 2002 and 2001, options to purchase approximately 3,030,000 and 2,420,000 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted EPS because their effect is anti-dilutive.

For the nine months ended September 30, 2002 and 2001, options to purchase approximately 705,000 and 8,129,000 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted EPS because their effect is anti-dilutive.

NOTE 6. DISCONTINUED OPERATION

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

     Summarized below are the operating results for Vialta, net of minority interest. Operating results through September 30, 2001 were recorded as Loss from discontinued operation, net of minority interest. Since the Board of Directors approved the spin-off of Vialta prior to the finalization of March 31, 2001 financial statements, Vialta’s operating loss from April 1, 2001 through April 21, 2001 (the measurement date) has been included in the estimated loss on the disposal of the discontinued operation, net of minority interest, under loss on disposal of discontinued operation, net of minority interest in the accompanying Statements of Operations in the first quarter of 2001.

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

	(in thousands)
Operating expenses	$4,605	$21,482
Net loss before minority interest	(4,133)	(18,468)
Loss attributable to minority interest	1,566	6,912

Loss from Vialta operation, net of minority interest	(2,567)	(11,556)
Expenses incurred in connection with spin-off of Vialta operation, net of minority interest	7,282	(1,246)

Loss from and on disposal of Vialta operation, net of minority interest	$4,715	$(12,802)

NOTE 7. TRANSACTIONS WITH VIALTA, INC.

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

     The Real Estate Matters Agreement addresses real estate matters relating to property owned by ESS that ESS leased to Vialta, as well as other properties already leased by Vialta. The Real Estate Matters Agreement also amends and restates the terms of the lease from ESS to Vialta for the Fremont facility that currently serves as Vialta’s corporate headquarters. The Real Estate Matters Agreement, terminating initially on December 31, 2003, may be renewed for up to three years. Under this agreement, Vialta pays the Company approximately $1.85 million per year, receivable in installments of $154,498 per month to lease its office space for its corporate headquarters.

     The Master Confidential Disclosure Agreement provides that Vialta and ESS agree not to disclose confidential information of the other except in specific circumstances or as may be permitted in an ancillary agreement.

     The Master Transitional Services Agreement governs corporate support services that ESS has agreed to provide to Vialta, including, without limitation, information technology systems, human resources administration, product order administration, customer service, buildings and facilities and finance and accounting services, each as specified and on the terms set forth in the Master Transitional Services Agreement and in the schedules to the Master Transitional Services Agreement. The Master Transitional Services Agreement also provides for the provision of additional services identified from time to time after the distribution date that Vialta reasonably believes were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the Master Distribution Agreement, so long as the provision of such services would not significantly disrupt ESS’s operations or significantly increase the scope of ESS’s obligations under the agreement. The Master Transitional Services Agreement expired on August 21, 2002. This Agreement has been extended with respect to certain services that have completion dates beyond August 21, 2002.

     The spin-off agreements, which include the Master Distribution Agreement and its ancillary agreements, consisting of the Master Technology Ownership and License Agreement, the Employee Matters Agreement, the Tax Sharing and Indemnity Agreement, the Real Estate Matters Agreement, the Master Confidential Disclosure Agreement, and the Master Transitional Services Agreement, provide for contractual obligations between the parties that are not expected to have any material impact on the Company’s revenues, operating results or cash flows.

     The only other agreement between the Company and Vialta is a supply agreement under which ESS agrees to give Vialta the best price available to any other customers. ESS supplies chips to Vialta from time to time pursuant to standard purchase orders issued under this supply agreement. The Company anticipates that it will continue to provide products to Vialta under the terms of the supply agreement.

     The following is a summary of major transactions between ESS and Vialta for the periods presented:

	TRANSACTION BETWEEN ESS AND VIALTA
	Three Months Ended

	September 30,	December 31,	March 31,	June 30,	September 30,
	2001	2001	2002	2002	2002

	(in thousands)
Research and Development provided to Vialta	$626	$—	$—	$—	$—
Selling, General and Administrative provided to Vialta, net of charges from Vialta	848	41	(10)	(51)	11
Lease charges to Vialta under Real Estate Matters Agreement	155	485	463	463	463
Product Purchases from Vialta	—	—	—	—	(54)
Chip Purchases by Vialta	—	—	16	53	1,334

Total charges to Vialta, net of charges from Vialta	$1,629	$526	$469	$465	$1,754

     Charges by ESS to Vialta under the Master Transitional Services Agreement for research and development and selling, general and administrative services provided by ESS to Vialta are recorded in ESS’s Statements of Operations as an offset to its applicable operating expenses. Charges by ESS to Vialta under the Real Estate Matters Agreement are recorded in ESS’s Statements of Operations as other income. Product purchases from Vialta are recorded in ESS’s Statements of Operations as selling, general and administrative expenses. Charges for chip purchases by Vialta are recorded in ESS’s Statements of Operations under Net revenues from related party — Vialta.

NOTE 8. COMMITMENTS AND CONTINGENCIES

     The Company leases equipment and office space in various locations. Future minimum rental payments under these operating leases are as flows:

Year Ending December 31,	Lease Payments

(in thousands)
2002	$655
2003	991
2004	30

Total:	$1,676

     As of October 24, 2002, ESS’s commitments to purchase inventory from third party contractors aggregated approximately $9.1 million.

     From time to time, the Company is subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights and other claims arising out of the ordinary course of business. Further, the Company is currently engaged in certain shareholder class action and derivative lawsuits. The Company intends to defend these suits vigorously. The Company may incur substantial expenses in litigating claims against third parties and defending against existing and future third party claims that may arise. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and be required to change its business practices. Either of these results could have a material adverse effect on the Company’s financial position, results of operation and cash flows. See Part II, Item 1, Legal Proceedings.

NOTE 9. PUBLIC OFFERING

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

NOTE 10. INVESTMENTS

     In March 2002, the Company acquired 2,750,000 shares of Broadmedia, Inc. (“Broadmedia”) common stock for approximately $4,200,000 in cash, representing an 8% equity interest in Broadmedia. Broadmedia, a privately held company, is a product design and manufacturing house for OEMs with expertise in broadband network access equipment technologies. The investment in Broadmedia is accounted for using the cost method of accounting. The Company reviews financial information for Broadmedia on a quarterly basis to determine if any adjustment of the carrying value of the investment is required. The Company has recorded charges of $350,000 and $700,000 during the three and nine months ended September 30, 2002, respectively, to reduce the carrying value of its investment in Broadmedia.

     In April 2002, the Company acquired 1,600,000 shares of MosChip Semiconductor Technology Limited (“MosChip”) common stock for approximately $988,000 in cash, representing approximately 7% equity interest in MosChip. MosChip is a publicly traded company in India. MosChip, based in Hyderabad, India, specializes in designing, manufacturing and marketing very large integrated circuits (“ICs”), with particular focus on consumer and data communication ICs. The Company accounts for its investment in MosChip as “available for sale securities” under SFAS 115. This investment resulted in an unrealized loss of $160,000 recorded in Accumulated other comprehensive income (loss) at September 30, 2002.

NOTE 11. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”) establishes a standard for the reporting and display of comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) is composed of two subsets, Net income (loss) and other comprehensive income (loss). Included in other comprehensive income (loss) for the Company are unrealized gains and losses on marketable securities, net of deferred tax. The amounts from these two subsets are accumulated under the caption of Accumulated other comprehensive income (loss) within Consolidated Shareholders’ Equity, which totaled $133,000 and $(1,374,000) at September 30, 2002 and September 30, 2001, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Net income (loss)	$2,759	$12,787	$36,467	$(18,096)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable equity securities	(24)	(241)	1,508	5,573

Total comprehensive income (loss)	$2,735	$12,546	$37,975	$(12,523)

     NOTE 12. SEGMENT INFORMATION

     From April 1999 to August 2001, ESS operated in two reportable segments — the semiconductor segment and the internet — segment through its majority owned subsidiary Vialta. Effective as of August 21, 2001, ESS spun off Vialta by distributing to ESS’s shareholders all 50.6 million shares of Vialta Class A common stock then held by ESS. Prior to 1999, the Company operated in a single business segment — the semiconductor segment.

     As discussed in Note 6, Discontinued Operation, the Company’s former subsidiary, Vialta, which represented the Company’s internet segment, is being reported as a discontinued operation and the semiconductor segment is being reported as the Company’s continuing operations. In the semiconductor segment, the Company designs, develops, supports and manufactures highly integrated mixed-signal semiconductor solutions for DVD, VCD/SVCD, communications and PC Audio applications.

     The following table summarizes revenues for the three and nine months ended September 30, 2002 and September 30, 2001 by major product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in thousand)
DVD	$37,815	$31,022	$136,343	$55,211
Video CD	17,612	28,001	67,901	83,139
PC Audio	1,202	8,991	9,586	35,332
Communication and Other	4,117	4,383	12,068	14,432

Total	$60,746	$72,397	$225,898	$188,114

NOTE 13. STOCK REPURCHASE

     The Company announced on May 7, 2002 that its Board of Directors authorized the Company to repurchase up to 3 million shares of ESS common stock, inclusive of all shares that then remained available for repurchase under previously announced programs, on the same terms and conditions as these prior repurchase programs. The Company repurchased approximately 2.9 million shares of ESS common stock at an average price of $14.47 per share under this repurchase program through November 5, 2002.

     The Company announced on August 7, 2002, that its Board of Directors authorized the Company to repurchase up to 5 million shares of ESS common stock, in addition to all shares that remain available for repurchase under previously announced programs, on the same terms and conditions as these prior repurchase programs. The Company has not repurchased any shares under this repurchase program.

As of November 5, 2002, the Company has approximately 5.1 million shares available for repurchase in aggregate under both repurchase programs.

NOTE 14. CUSTOMER CONCENTRATION

     We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to our most significant direct customer during 2001. Although we had over 100 direct customers, only Universal Pacific contributed approximately 10% to our revenue during 2001.

	Three months ended

	September 30,	December 31,	March 31,	June 30,	September 30,
	2001	2001	2002	2002	2002

UNIVERSAL PACIFIC*	8%	11%	16%	8%	2%

*	formerly Digital AV

NOTE 15. DISTRIBUTOR CONCENTRATION

     Dynax Electronics (HK) LTD (“Dynax Electronics”) is our principle distributor for the China market. We have direct contact with Dynax Electronics’ customers and we work closely with these end-customers on product design and other key product related matters. These end-customers, located in China, place orders directly with Dynax Electronics, who, among other things, coordinates shipments, billings and collections on our behalf. We do not recognize revenue until Dynax Electronics sells through to our end-customers. Although we had 10 distributors during the quarter ended September 30, 2002, only Dynax Electronics handled orders representing 10% or more of our revenues for the quarter ended September 30, 2002. Although we do not anticipate any such deterioration, if our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics.

     The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through Dynax Electronics:

	Three months ended

	September 30,	December 31,	March 31,	June 30,	September 30,
	2001	2001	2002	2002	2002

Dynax Electronics	61%	60%	55%	61%	57%

     The following table summarizes the percentage of our trade accounts receivable as of each of the dates presented, which were attributable to Dynax Electronics:

	Three months ended

	September 30,	December 31,	March 31,	June 30,	September 30,
	2001	2001	2002	2002	2002

Dynax Electronics	60%	79%	66%	80%	67%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminologies such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, or other comparable terminologies. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption Factors That May Affect Future Results set forth at the end of this Item 2 and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

OVERVIEW

     We are a leading designer, developer and marketer of highly-integrated digital system processor chips. These chips are the primary processors driving digital video and audio players including DVD and video CD players. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We believe that multi-featured DVD players will serve as the platform for a digital home system, or DHS, integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems and similar communication products, and a supplier of PC audio chips. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales have been to customers in Hong Kong, Taiwan, China, Korea, Japan, Malaysia, and Singapore. We employ sales and support personnel located outside of the United States in China, Taiwan and Hong Kong to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenue. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.

     In April 2001, our board of directors adopted a plan to distribute to our shareholders all of our shares of Vialta, a developer of a multi-featured DVD player with internet connectivity and other advanced features. The Vialta spin-off was completed on August 21, 2001. Vialta is reported separately as a discontinued operation. See Note 6, Discontinued Operation and Note 7, Transactions with Vialta, Inc. in the Notes to the Condensed Consolidated Financial Statements.

Use of Estimates

     The preparation of the financial statements and accompanying notes in accordance with GAAP requires management to make estimates and assumptions related to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Revenue Recognition

     Revenue is primarily generated by product sales and is generally recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determined and collection of the resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return and allowance, in which case, revenue is deferred until the distributor resells the products to a third party. Such deferred revenues related to distributor sales, net of deferred cost of goods sold are included in Accounts payable and accrued expenses of the Company’s balance sheet.

     The Company provides for rebates based on current contractual terms and future based returns on historical experiences at the time revenue is recognized. Actual amounts may be different from management’s estimates. Such differences, if any, are recorded in the period they become known.

Inventory

     The Company’s inventory is comprised of raw materials, work-in-process and finished goods, all of which are manufactured by third party contractors. Inventory is valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company reduces the carrying value of inventory for estimated slow-moving, excess, obsolete, damaged or otherwise unmarketable products by an amount that is the difference between cost and estimated market value based on forecasts of future demand and market conditions.

     The Company evaluates excess or obsolete inventory primarily by estimating demand for individual products within specific time horizons, typically one year or less. The Company generally provides a 100% reserve for the cost of products with on-hand and committed quantities in excess of the estimated demand after considering factors such as product life cycles. Once established, reserves for excess or obsolete inventory are only released when the reserved products are scrapped or sold. The Company also evaluates the carrying value of inventory at the lower of standard cost or market on an individual product basis, and these evaluations are based on the difference between net realizable value and standard cost. Net realizable value is the forecasted selling price of the product less the estimated costs of completion and disposal. When necessary, we reduce the carrying value of inventory to net realizable value.

     The estimates of future demand, forecasted sales prices and market conditions used in the valuation of inventory form the basis for the Company’s published internal revenue forecast. If actual results are substantially lower than the forecast, the Company may be required to record additional write-downs of product inventory in future periods and this may have a negative impact on gross margins.

Impairment of Long-Lived Assets

     Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews the recoverability of the carrying value of long-lived assets based on cash flows projections and will reserve for impairment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully reasonable.

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

     The following table sets forth certain operating data as a percentage of net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.2	63.4	62.6	69.9

Gross margin	24.8	36.6	37.4	30.1
Operating expenses:
Research and development	11.8	10.1	9.1	11.3
Selling, general and administrative	10.6	16.1	12.3	15.6

Operating income	2.4	10.4	16.0	3.2
Non-operating income (loss), net	2.4	1.3	0.5	(10.3)

Income (loss) before income taxes	4.8	11.7	16.5	(7.1)
Provision for (benefit from) income taxes	0.3	0.6	0.4	(4.3)

Net income (loss) from continuing operations	4.5%	11.1%	16.1%	(2.8)%

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

NET REVENUES

     Net revenues decreased 16.2% to $60.7 million for the three months ended September 30, 2002 from $72.4 million for the three months ended September 30, 2001. This decrease resulted primarily from a decrease in Video CD (which includes both VCD and SVCD) revenues, partially offset by an increase in DVD revenues.

     DVD revenues increased 21.9% to $37.8 million for the three months ended September 30, 2002 from $31.0 million for the three months ended September 30, 2001. This increase resulted primarily from higher unit sales, partially offset by lower average selling prices per unit. Unit sales, however, were lower than expected toward the end of the third quarter of 2002. We believe this resulted in part from the entry of a new competitor that penetrated the market faster than we previously thought possible and in part from lower than expected consumer demand for DVD products. We have filed a lawsuit in the United States against this new competitor, a company based in Taiwan, requesting both damages and an injunction to stop the importation into the United States of DVD players containing chips we believe infringe our intellectual property rights. We expect this new competitor to gain market share among some China-based original equipment manufacturers with respect to the current version of our DVD chip for use in DVD players intended to be sold in the United States. Even if we are successful in this lawsuit, we expect to lose market share among some China-based original equipment manufacturers that would otherwise use the current version of our DVD chip in DVD players intended to be sold outside the United States, particularly in China.

     Video CD revenues decreased 37.1% to $17.6 million for the three months ended September 30, 2002 from $28.0 million for the three months ended September 30, 2001. This decrease resulted from both lower average selling prices per unit and lower unit sales.

     PC audio revenues decreased 86.7% to $1.2 million for the three months ended September 30, 2002 from $9.0 million for the three months ended September 30, 2001. PC audio revenues decreased primarily as a result of the fact that the Company is no longer emphasizing this product line which is in a mature market characterized by unit price declines.

     Communication and other revenues decreased 6.8% to $4.1 million for the three months ended September 30, 2002 from $4.4 million for the three months ended September 30, 2001. Communication and other revenues decreased primarily as a result of lower unit prices largely offset by increased unit sales.

     The following table summarizes revenue by major product category:

	Three Months Ended September 30,

	2002	2001

DVD	62%	43%
Video CD	29%	39%
PC Audio	2%	12%
Communication and Other	7%	6%

Total	100%	100%

     International revenues accounted for approximately 98% of our net revenues for the three months ended September 30, 2002 and approximately 99% of our net revenues for the three months ended September 30, 2001. Our net revenues are denominated in U.S. dollars. We expect international sales to remain a high percentage of our net revenues in the future.

GROSS PROFIT

     Gross profit was $15.1 million, or 24.8% of net revenues, for the three months ended September 30, 2002, compared to $26.5 million, or 36.6% of net revenues, for the same period last year. Gross profit for the three months ended September 30, 2002 includes a $9.3 million inventory charge principally due to a $7.5 million lower of cost or market (“LCM”) write-down primarily related to the Video CD product line. The LCM write down of Video CD products was a result of ESS’s plans to transition to the new Visba 3 Video CD product during the fourth quarter of 2002, which has a lower cost than older products, and to adopt an aggressive pricing strategy for a substantial portion of its existing Video CD inventory. The remaining inventory charge of $1.8 million is due to excess and obsolete inventory, of which $0.9 million was related to Video CD products.

OPERATING EXPENSES

Research and development

     Research and development expenses were $7.2 million, or 11.8% of net revenues, for the three months ended September 30, 2002, compared to $7.3 million, or 10.1% of net revenues, for the three months ended September 30, 2001. Research and development will continue to be critical to our business as we attempt to introduce new products ahead of competition.

Selling, general and administrative expenses

     Selling, general and administrative expenses were $6.5 million, or 10.6% of net revenues for the three months ended September 30, 2002, as compared to $11.7 million, or 16.1% of net revenues for the three months ended September 30, 2001. The decrease was primarily due to the decrease in legal expenses and marketing development fund (“MDF”) expenses. Legal expenses were $2.3 million higher in the third quarter 2001 due to expenses related to trademark litigation and the filing and subsequent withdrawal of a registration statement on Form S-3 with respect to a proposed public offering by ESS that was abandoned in light of market turmoil caused by the September 11 terrorist attack. MDF expenses decreased by $2.4 million because of lower sales, cancellation of our MDF program with some customers, and the change to a rebate program from our MDF program for the majority of the sales by a few of our major customers and distributors.

Non-operating income (loss), net

     Net non-operating income was $1.4 million for the three months ended September 30, 2002, compared to a net non-operating income of $1.0 million for the three months ended September 30, 2001.

Income taxes

     Our effective tax rate was 5% for the three months ended September 30, 2002 and for the three months ended September 30, 2001. These tax rates were lower than the combined federal and state statutory rate of approximately 40% primarily as a result of the lower foreign tax rate on earnings from our foreign subsidiaries that was considered to be permanently reinvested and tax credits.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

NET REVENUES

     Net revenues increased 20.1% to $225.9 million for the nine months ended September 30, 2002 from $188.1 million for the nine months ended September 30, 2001. The increase was primarily due to increased DVD revenues.

     DVD revenues increased 146.9% to $136.3 million for the nine months ended September 30, 2002 from $55.2 million for the nine months ended September 30, 2001. This increase resulted primarily from higher unit sales, partially offset by lower average sales prices per unit.

     Video CD revenues decreased 18.3% to $67.9 million for the nine months ended September 30, 2002 from $83.1 million for the nine months ended September 30, 2001. This decrease resulted primarily from lower average sales prices per unit, partially offset by higher unit sales.

     PC audio revenues decreased 72.8% to $9.6 million for the nine months ended September 30, 2002 from $35.3 million for the nine months ended September 30, 2001. PC audio revenues decreased primarily as a result of the fact that the Company is no longer emphasizing this product line, which is in a mature market characterized by unit price declines.

     Communication and other revenues decreased 16.0% to $12.1 million for the nine months ended September 30, 2002 from $14.4 million for the nine months ended September 30, 2001. Communication and other revenues decreased primarily as a result of lower average sales prices per unit.

     The following table summarizes revenue by major product category:

	Nine Months Ended September 30,

	2002	2001

DVD	61%	29%
Video CD	30%	44%
PC Audio	4%	19%
Communication and Other	5%	8%

Total	100%	100%

     International revenues accounted for approximately 99% of our net revenues for the nine months ended September 30, 2002 and approximately 97% of our net revenues for the nine months ended September 30, 2001. Our net revenues are denominated in U.S. dollars. We expect international sales to remain a high percentage of our net revenues in the future.

GROSS PROFIT

     Gross profit increased 49.4% to $84.6 million, or 37.4% of net revenue, for the nine months ended September 30, 2002. Gross profit was $56.6 million, or 30.1% of net revenue, for the nine months ended September 30, 2001. The increase in gross margin is primarily due to the greater percentage of revenues represented by higher margin DVD products, partially offset by a $4.5 million increase in inventory charges for the nine months ended September 30, 2002 primarily due to the LCM write-down of Video CD inventory in the third quarter of 2002.

OPERATING EXPENSES

Research and development

     Research and development expenses were $20.6 million, or 9.1% of net revenue, for the nine months ended September 30, 2002 compared to $21.3 million, or 11.3% of net revenue, for the nine months ended September 30, 2001. Research and development will continue to be critical to our business as we continue to introduce new products ahead of the competition.

Selling, general and administrative expenses

     Selling, general and administrative expenses were $27.9 million, 12.3% of net revenues, for the nine months ended September 30, 2002 compared to $29.3 million, or 15.6% of net revenue, for the nine months ended September 30, 2001. The decrease was primarily due to the decrease in legal expenses of $2.4 million and consulting services of $1.0 million. The decrease was partially offset by the bad debt recovery of $0.9 million recorded during the nine months ended September 30, 2001, which did not recur during the nine months ended September 30, 2002.

Non-operating income (loss), net

     Net non-operating income was $1.3 million for the nine months ended September 30, 2002, compared to a net non-operating loss of $19.5 million for the nine month ended September 30, 2001. The net non-operating loss in 2001 was primarily due to the $21.2 million loss from the sales of 565,178 shares of Cisco stock in June of 2001.

Income taxes

     Our effective tax rate, excluding the provision taken on the loss from sales of Cisco shares, was 5% for the nine months ended September 30, 2002 and 5% for the nine months ended September 30, 2001. These tax rates were lower than the combined federal and state statutory rate of 40% primarily as a result of the lower foreign tax rate on earnings from our foreign subsidiaries that was considered to be permanently reinvested and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, bank lines of credit and other debts. At September 30, 2002, we had cash, cash equivalents and short-term investments of approximately $180.0 million and working capital of approximately $209.2 million. At September 30, 2002, we had a $10.0 million unsecured line of credit with U.S. Bank National Association. The line of credit expires on June 5, 2005.

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

     In February 2000, the Company acquired, in a transaction accounted for as a purchase business combination, all of the outstanding shares of capital stock of NetRidium Communications, Inc. (“NetRidium”) for $5.3 million in cash, of which approximately 90% was paid at the closing in February 2000 and approximately 10% was paid in November 2000. At the closing, NetRidium had $1.0 million of cash on hand, so the net use of cash for the purchase amounted to $4.3 million.

     In April 2001, the Company acquired in a transaction accounted for as a purchase business combination, all of the outstanding shares of capital stock of Silicon Analog Systems (“SAS”) for $1.0 million in cash, which was paid at the closing in April 2001, plus an earn-out payment of $1.0 million, which was paid in April 2002.

     As more fully described in Note 6 to the financial statements, in April 2001 the Company decided to spin off Vialta, its majority owned subsidiary. Accordingly, all of Vialta’s assets and liabilities as of December 31, 2000 were reclassified in the balance sheet to Net assets of discontinued operation, net of minority interest and its revenues and expenses for all periods presented were reclassified in the income statement to Discontinued operation, net of minority interest. The spin-off transaction was completed in August 2001, and accordingly, the Company had no material assets, liabilities or commitments relating to Vialta as of December 31, 2001. Further, the Company does not have any continuing contractual obligations that are expected to have a material impact upon its revenues, operating results or cash flows under any of the spin-off agreements. See Note 6 and Note 7 to the financial statements for discontinued operations and a summary of transactions and other arrangements with Vialta.

     Net cash provided by operating activities was $42.9 million for the nine months ended September 30, 2002 as compared to $65.5 million for the nine months ended September 30, 2001. The net cash provided by operating activities for the nine months ended September 30, 2002 was primarily attributable to a net income of $36.5 million, depreciation and amortization of $5.1 million, write-down of investments of $3.3 million, a decrease in accounts receivable of $11.1 million primarily as a result of very strong cash collection during the nine months ended September 30, 2002 and an increase in income tax payable and deferred income taxes of $3.9 million, offset by an increase in inventory of $7.4 million and a decrease in accounts payable and accrued expenses of $7.4 million.

     Net cash used in investing activities was $38.5 million for the nine months ended September 30, 2002 as compared to net cash used by investing activities of $1.3 million for the nine months ended September 30, 2001. The net cash used in investing activities for the nine months ended September 30, 2002 was primarily attributable to the purchase of short-term and long-term investments of $52.8 million and $5.2 million, respectively and the purchase of property, plant and equipment of $0.9 million, offset by proceeds from sales of short-term and long-term investments of $19.0 million and $0.4 million, respectively, and proceeds from the sale of Cisco stock of $1.0 million.

     Net cash provided by financing activities was $13.4 million for the nine months ended September 30, 2002 as compared to net cash used in financing activities of $6.4 million for the nine months ended September 30, 2001. The net cash provided by financing activities for the nine months ended September 30, 2002 was primarily attributable to proceeds from the sale of common stock in the public offering and through employee stock option exercises of $53.7 million, offset by cash paid for repurchase of common stock of $40.3 million.

     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $5.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase the Company’s common stock as market condition warrants.

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

Acquisition and related charges

     NetRidium was founded in January 1999 and was acquired in February 2000, when it was still a development-stage company with zero revenue to date. NetRidium was developing its intellectual property and foundation technologies in the area of broadband data delivery to homes and in-home data distribution. NetRidium’s first product was scheduled for release in the summer of 2000. The Company expected this acquisition to provide these foundation technologies as a turnkey solution to network equipment manufacturers and personal computer providers. The Company planned to introduce a complete line of highly integrated technology products that would enable network manufacturers to produce reliable HomeLAN solutions over ordinary telephone wires.

     Research and development expenses incurred on product development post acquisition were approximately $3.3 million and $4.0 million in 2000 and 2001, respectively. The product was not completed until February of 2002. No significant revenues have been recognized to date nor were significant revenues originally anticipated in 2002; however, the Company believes that home networking is an important future market for the Company and this technology will be important to the Company’s efforts to exploit that market. As of September 30, 2002, net unamortized intangible assets relating to the NetRidium acquisition were approximately $700,000. The

Company continues to monitor the carrying value of intangible assets related to the NetRidium acquisition in accordance with FAS 142.

     SAS was founded in July 1999 and was acquired in April 2001. SAS at that time had generated approximately $300,000 in consulting revenue. SAS had also developed intellectual property in wireless communications as well as analog circuit design, areas of key interest to the Company. The Company, which was experienced in mixed signal products, expected that this acquisition would advance their expertise in advanced analog design enabling it to develop intellectual property for key products.

     As of October 2002, the SAS design team is concentrating on video product development with engineering expertise in video and audio analog as well as radio frequency analog design. Designs from this group have been integrated into several video products that the Company expects to begin ramping up in third quarter of 2002. The team has filed a total of 7 patent disclosures for the Company with more pending.

Commitments and contingencies

     The Company leases equipment and office space in various locations. Future minimum rental payments under these operating leases are as flows:

Year Ending December 31,	Lease Payments

(in thousands)
2002	$655
2003	991
2004	30

Total:	$1,676

     As of October 24, 2002, ESS’s commitments to purchase inventory from third party contractors aggregated approximately $9.1 million.

     From time to time, the Company is subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights and other claims arising out of the ordinary course of business. Further, the Company is currently engaged in certain shareholder class action and derivative lawsuits. The Company intends to defend these suits vigorously. The Company may incur substantial expenses in litigating claims against third parties and defending against existing and future third party claims that may arise. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and be required to change its business practices. Either of these results could have a material adverse effect on the Company’s financial position, results of operation and cash flows. See Part II, Item 1, Legal Proceedings.

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

     We currently place non-cancelable orders to purchase our products from independent foundries on an approximately three-month rolling basis, while our customers generally place purchase orders with us that may be cancelled without significant penalty less than four weeks prior to delivery. If anticipated sales and shipments in any quarter are cancelled or do not occur as quickly as expected, expenses and inventory levels could be disproportionately high and we may be required to record significant inventory charges in our statement of operations in a particular period.

Our research and development investments may fail to enhance our competitive position.

     We invest a significant amount of time and resources in our research and development activities to maintain and enhance our competitive position. Technical innovations are inherently complex and require long development cycles and the commitment of extensive engineering resources. We incur substantial research and development costs to confirm the technical feasibility and commercial viability of a product that in the end may not be successful. If we are not able to successfully and timely complete our research and development projects, we may face competitive disadvantages. For example, if we are not able to introduce our improved DVD chip, the Vibratto II, on a timely basis, we may lose market share to competitors. There is no assurance that we will recover the development costs associated with these projects or that we will be able to secure the financial resources necessary to fund future research and development efforts. One of our significant projects is the development of a next generation DVD system processor chip that will incorporate three independent processors and allow us to support additional features, including the Linux, PocketPC (formerly WinCE) and VxWorks operating systems. This will require a new architecture and a complete system on a chip design, which is extremely complex and may not be ultimately feasible. If we are unable to successfully develop this next generation DVD system processor chip, or complete other significant research and development projects, such as our Vibratto II chip, on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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

     Since we are primarily focused on the consumer electronics market, we are likely to be affected both by changes in consumer demand and by seasonality in the sales of our products. Historically, approximately half of consumer electronics products are sold during the holiday season. Consumer electronic product sales have historically been much higher during the holiday shopping season than during other times of the year, although manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. In addition, consumer demand often varies from one product to another in consecutive holiday seasons, and is strongly influenced by the overall state of the economy. Because the consumer electronics market experiences substantial seasonal fluctuations, seasonal trends may cause our quarterly operating results to fluctuate and our inability to forecast these trends may adversely affect the market price of our common stock. In 2002, for example, we did not experience as much of a seasonal demand for our DVD chips as we expected. We believe that this was due in part to the entry of a new competitor, but also in part to lower than expected consumer demand for DVD players, which experienced strong sales during the 2001 holiday season. In the future, if the market for our products is not as strong during the holiday season, whether as a result of changes in consumer tastes or because of an overall reduction in consumer demand due to economic conditions, we may fail to meet expectation which could cause our stock price to fall.

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

     A substantial portion of our net revenues has increasingly been derived from sales to a small number of our customers. During the third quarter of 2002, sales to our top five end customers, not including our distributors were approximately 30% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We rely on a single distributor for a significant portion of our revenues and if this relationship deteriorates our financial results could be adversely affected.

     During the third quarter of 2002, sales through Dynax Electronics (HK) LTD., our largest distributor, was approximately 57% of our net revenues. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customer. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities and impede our ability to accurately forecast product orders.

We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.

     To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. As of September 30, 2002, we had 16 patents granted in the United States. These patents will expire over time commencing in 2008 and ending in 2019. In addition, as of September 30, 2002, we had 11 corresponding foreign patents, which are going to expire over time commencing in 2002 (two audio-related Japanese patents will expire in 2002) and ending in 2015. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. Litigation by or against us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a favorable determination for us. Any claim, even if without merit, may require us to spend significant resources to develop non-infringing technology or enter into royalty or cross-licensing arrangements, which may not be available to us on acceptable terms, or at all. We may be required to pay substantial damages or cease the use and sale of infringing products, or both. In general, a successful claim of infringement against us in connection with the use of our technologies could adversely affect our business. In particular, if we lose the current modem patent infringement case, our results of operations could be materially harmed. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. In the event of an adverse result in any such litigation our business could be materially harmed.

     Our DVD chip unit sales were lower than expected toward the end of the third quarter of 2002. We believe this resulted in part from the entry of a new competitor that we believe is infringing our intellectual property rights, and in part from lower than expected consumer demand for DVD products. We have filed a lawsuit in the United States against a company based in Taiwan requesting both damages and an injunction to stop the importation into the United States of DVD players containing chips we believe infringe our intellectual property rights. We expect this new competitor to gain market share among China-based OEMs with respect to the current version of our DVD chip for use in DVD players intended to be sold in the United States. The outcome of this litigation remains highly uncertain. Even if successful, we expect to lose market share among China-based original equipment manufacturers that would otherwise use the current version of our DVD chip in DVD players intended to be sold outside the United States, particularly in China where the enforcement of intellectual property rights is especially challenging.

We have significant international sales and operations that are subject to the special risks of doing business outside the United States.

     Substantially all of our sales have been to customers and distributors in China, Hong Kong, Taiwan, Korea, Singapore, Japan, Turkey, Hungary and Brazil. We expect that international sales will continue to represent substantially all of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

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

Interest Rate Risks

     We also invest in short-term investments. Consequently, we are exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and on September 30, 2002, the fair market value of our investments approximated their costs.

Item 4. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208), against Brent Townshend alleging unfair competition and various violations of the Sherman Act relating to monopolization and antitrust. Our complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Mr. Townshend to provide us with a license on reasonable and nondiscriminatory terms, as we believe is required by applicable law. The license and patent issue relate to the manufacture and sale of high-speed modems. On April 30, 2002, we filed an amended complaint. On September 27, 2002, Mr. Townshend filed an answer and counterclaims, alleging patent infringement. The Company filed its answer to the counterclaims on October 17, 2002, and no trial date has yet been set. The parties are currently in settlement negotiations, and the Company will vigorously pursue this litigation.

     On September 27, 2002, the Company filed a complaint in the United States District Court for the Northern District of California (Case No. C02-04705) against Mediatek Incorporated, a Taiwanese company (“Mediatek”), alleging copyright infringement and unfair competition. The complaint seeks damages and an injunction barring importation into the United States of certain Mediatek semiconductor chips alleged to infringe ESS’s proprietary intellectual property as well as all downstream products, specifically DVD players, incorporating such Mediatek chips. The Company believes that Mediatek unlawfully acquired and copied ESS’s proprietary source code and graphic user interface relating to its DVD products, and then used that technology to target ESS’s customers and market Mediatek’s chips in unfair competition. Simultaneous with the complaint, the Company filed a motion for expedited discovery to force Mediatek to turn over the suspected infringing code for expert analysis in support of a temporary restraining order. Mediatek has not yet answered the complaint, and is currently disputing the court’s jurisdiction in this action. The Company is vigorously pursuing this litigation.

     After the Company revised its revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of our common stock purporting to represent a class of similarly aggrieved shareholders filed lawsuits against the Company. The complaints allege that the Company issued misleading statements regarding the Company’s business and failed to disclose material facts, prior to announcing reduced revenues and earnings on September 12, 2002. To date, eight putative class action lawsuits have been filed in the United States District Court, Northern District of California. These cases are: Daniel C. Rann v. ESS Technology, Inc., et al. (Case No. C02-4497), filed September 13, 2002; James W. Becker and Randy Bohart v. ESS Technology, Inc., et al. (Case No. C02-4695), filed September 27, 2002; Palmer Fauconnier v. ESS Technology, Inc., et al. (Case No. C02-4734), filed September 30, 2002; Mike Forrestal v. ESS Technology, Inc., et al. (Case No. C02-4739), filed September 30, 2002; Sandy Dorman v. ESS Technology, Inc., et al. (Case No. C02-4732), filed September 30, 2002; Patriot Shipping Corporation v. ESS Technology, Inc., et al. (Case No. C02-4749), filed October 1, 2002; Adam D. Saphier v. ESS Technology, Inc., et al. (Case No. C02-5028), filed October 17, 2002; and Mayer Abramowitz v. ESS Technology, Inc., et al. (Case No. C02-5354), filed on November 7, 2002. The plaintiffs are seeking unspecified damages for the class, and unspecified costs and expenses. We intend to consolidate all these cases into a single action in the United States District Court for the Northern District of California.

     Similarly after the Company revised its revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of our common stock purporting to represent the Company have brought derivative suits against certain of the Company’s officers and directors, alleging, among other things, breaches of fiduciary duty and insider trading. To date, three derivative suits have been filed in the California Superior Court, Alameda County. These cases are: Robert Haven, Derivatively on Behalf of ESS Technology v. Blair, et al. (Case No. 02-67527), filed October 3, 2002 and James Shroff, Derivatively on Behalf of ESS Technology v. Blair, et al. (Case No. 02-68418), filed Octobers 10, 2002 and David Chestnut, Derivatively on Behalf of ESS Technology v. Chan, et al. (Case No. 02-69064), filed October 16, 2002. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and other relief.

     We have not yet answered any of the federal or state complaints. Although we believe that we and our officers and directors have meritorious defenses to the action and intend to defend these suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against these lawsuits may be costly and may require a significant commitment of time and resources by our senior management. Management believes that these lawsuits are subject to coverage under our directors' and officers' liability insurance policies, although to date our carriers have reserved their rights with respect to coverage for these claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and be required to change its business practices. Either of these results could have a material adverse effect on the Company’s financial position, results of operation and cash flows.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”))
3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999)
4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1)
10.46	Loan Agreement by and between ESS Technology, Inc. and U.S. Bank National Association dated as of August 14, 2002
10.47	Master Transitional Services Agreement between the Registrant and Vialta, Inc. (Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2001)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)

Date: November 14, 2002	By:	/s/ Robert L. Blair

Robert L. Blair President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ James B. Boyd

James B. Boyd Chief Financial Officer and Chief Accounting Officer

CERTIFICATIONS

I, Robert L. Blair, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ESS Technology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert L. Blair Robert L. Blair President and Chief Executive Officer (Principal Executive Officer)

I, James B. Boyd, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ESS Technology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James B. Boyd James B. Boyd Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation (Incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”)
3.02	Registrant’s Bylaws as amended (Incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999)
4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders (Incorporated herein by reference to Exhibit 10.07 to the Form S-1)
10.46	Loan Agreement by and between ESS Technology, Inc. and U.S. Bank National Association dated as of August 14, 2002
10.47	Master Transitional Services Agreement between the Registrant and Vialta, Inc. (Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2001)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002