Form 10-Q
period 2003-03-31
ESS TECHNOLOGY INC
filed 2003-05-15
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003.

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

Yes [X]      No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]      No [   ]

     As of May 5, 2003 the registrant had 38,640,529 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2003	2002

	(In thousands)
ASSETS
Cash and cash equivalents	$99,636	$138,072
Short-term investments	70,019	61,030
Accounts receivable, net	26,952	28,435
Related party receivable — Vialta	13	33
Inventories, net	21,086	24,155
Prepaid expenses and other assets	2,715	2,834

Total current assets	220,421	254,559
Property, plant and equipment, net	20,320	18,985
Other assets	12,536	8,058

Total assets	$253,277	$281,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$33,376	$35,084
Related party payable — Vialta	1	—
Income tax payable and deferred income taxes	9,362	9,474

Total current liabilities	42,739	44,558
Non-current deferred tax liability	7,676	7,676

Total liabilities	50,415	52,234
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock	178,004	196,344
Accumulated other comprehensive income (Note 8)	294	504
Retained earnings	24,564	32,520

Total shareholders’ equity	202,862	229,368

Total liabilities and shareholders’ equity	$253,277	$281,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Ended March 31,

	2003	2002

	(In thousands, except per share data)
Net revenues	$33,147	$79,099
Net revenues from related party — Vialta	4	16

Total net revenues	$33,151	$79,115
Cost of revenues	23,376	44,839

Gross profit	9,775	34,276
Operating expenses:
Research and development	6,256	6,381
Selling, general and administrative	6,674	10,356

Operating income (loss)	(3,155)	17,539
Non-operating income (loss), net	944	(1,267)

Income (loss) before benefit from income taxes	(2,211)	16,272
Benefit from income taxes	(98)	(114)

Net income (loss)	$(2,113)	$16,386

Net income (loss) per share:
Basic	$(0.05)	$0.37

Diluted	$(0.05)	$0.34

Shares used in calculating net income (loss) per share:
Basic	41,662	44,209

Diluted	41,662	48,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,113)	$16,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	906	1,815
(Gain) loss on sale of property, plant and equipment	1	(85)
(Gain) loss from sale of investments	(32)	128
Write-down of investments	350	2,545
Changes in assets and liabilities:
Accounts receivable	1,483	2,580
Related party receivable — Vialta	20	(87)
Inventories	3,069	(49)
Prepaid expenses and other assets	91	(345)
Accounts payable and accrued expenses	(1,708)	5,214
Related party payable — Vialta	1	(122)
Income tax payable and deferred income taxes	(137)	2,996

Net cash provided by operating activities	1,931	30,976

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,195)	(116)
Sale of property, plant and equipment	3	85
Purchase of short-term investments	(16,570)	(26,018)
Sale of short-term investments	7,578	5,000
Purchase of long-term investments	(5,000)	(4,200)
Sale of long-term investments	—	440

Net cash used in investing activities	(16,184)	(24,809)

Cash flows from financing activities:
Repurchase of common stock	(24,431)	(184)
Issuance of common stock from public offering	—	45,181
Issuance of common stock under employee stock purchase plan and stock option plans	248	6,148

Net cash provided by (used in) financing activities	(24,183)	51,145

Net increase (decrease) in cash and cash equivalents	(38,436)	57,312
Cash and cash equivalents at beginning of period	138,072	96,995

Cash and cash equivalents at end of period	$99,636	$154,307

Supplemental disclosure of cash flow information
Cash paid for income taxes	$(40)	$(237)
Cash refund for income taxes	$4	$3,340

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

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Korea, Hungary, Japan and Singapore. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Japan and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States.

     ESS was incorporated in California in 1984 and became a public company in 1995. In April 1999, we expanded our business in the semiconductor segment by establishing Vialta, Inc. (“Vialta”), a subsidiary that would operate in the internet segment. In April 2001, our Board of Directors adopted a plan to distribute to our shareholders all of our shares in Vialta. The Vialta spin-off was completed on August 21, 2001. See Note 11, “Related Party Transactions.”

NOTE 2. BASIS OF PRESENTATION

     Our interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2002 included in our annual reports on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

Reclassification

     Certain reclassifications are made to prior period financial data to conform with current period presentations.

Use of estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Stock-based compensation

     We account for stock-based compensation, including stock options granted under our stock option plans and shares issued under the 1995 Employee Stock Purchase Plan (“Purchase Plan”), using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting periods. Our policy is to grant options under stock option plans with an exercise price equal to the quoted market price of our stock on the grant date. Our policy is to grant purchase options under the Purchase Plan with a purchase price equal to 85% of the lesser of the fair market value of the common stock on the enrollment date or on the purchase date. Unless otherwise specified, the purchase dates under the Purchase Plan are on the last business day of each April and October. There were no purchases under the Purchase Plan during this quarter. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS No. 123.”

     Our pro forma net income (loss) and pro forma net income (loss) per share would have been as follows had compensation costs for options granted under our stock option plans and shares purchased under our Purchase Plan been determined based on the lower of the fair value on the enrollment date or on the purchase date, respectively, as prescribed in SFAS 123:

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share
	data)
Net income (loss):
As reported	$(2,113)	$16,386
Amortization of stock compensation expense	(2,386)	(2,434)

Pro forma	$(4,499)	$13,952

Net income (loss) per share — basic:
As reported	$(0.05)	$0.37
Pro forma	$(0.11)	$0.32
Net income (loss) per share — diluted:
As reported	$(0.05)	$0.34
Pro forma	$(0.11)	$0.29

     The fair value of each option granted under our stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options

	Three Months Ended March 31,

	2003	2002

Expected dividend yield	0.0%	0.0%
Weighted average risk-free interest rate	1.95%	3.24%
Expected volatility	97%	99%
Weighted average expected life (in years)	2.77	3.13

     Pro forma compensation expense for the purchase date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions for three months ended March 31, 2003 and 2002:

	1995 Employee Stock Purchase plan

	Three Months Ended March 31,

	2003	2002

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.96%	1.5%
Expected volatility	82%	92%
Expected life (in months)	6	6
Weighted average grant date fair value	$2.06	$5.42

     Because additional option grants are expected to be made from our stock option plans and additional shares are expected to be purchased under the Purchase Plan in the future, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future periods.

NOTE 3. BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2003	2002

	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$10,963	$14,121
U.S. government notes and bonds	88,673	123,951

	$99,636	$138,072

Short-term investments:
U.S. government notes and bonds	$69,499	$60,426
Marketable equity securities	—	$46
Unrealized gain (loss) on short-term investment	520	558

	$70,019	$61,030

Accounts receivable:
Accounts receivable	$27,901	$29,384
Less: allowance for doubtful accounts	(949)	(949)

	$26,952	$28,435

Inventories, net:
Raw materials	$1,937	$12,569
Work-in-process	6,850	7,138
Finished goods	12,299	4,448

	$21,086	$24,155

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	23,584	23,339
Machinery and equipment	33,277	31,905
Furniture and fixtures	13,963	13,482

	73,684	71,586
Less: accumulated depreciation and amortization	(53,364)	(52,601)

	$20,320	$18,985

Other assets:
Investments	$8,766	$4,266
Covenants not to compete	2,074	2,074
Technical infrastructure	199	249
Other	1,497	1,469

	$12,536	$8,058

Accounts payable and accrued expenses:
Accounts payable	$11,855	$10,045
Accrued compensation costs	5,151	4,033
Accrued commission and royalties	9,615	10,842
Marketing and advertising related accruals	3	1,876
Deferred revenue related to distributor sales, net of deferred cost of goods sold	2,870	818
Other accrued liabilities	3,882	7,470

	$33,376	$35,084

NOTE 4. MARKETABLE SECURITIES

     The amortized costs and estimated fair value of securities available-for-sale as of March 31, 2003 and December 31, 2002 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2003	Cost	Gains	Loss	Value

		(In thousands)
Money market accounts	$22	$—	$—	$22
Municipal bonds	120,313	65	—	120,378
Corporate debt securities	33,771	378	(4)	34,145
Corporate equity securities	1,012	—	(46)	966
Government agency bonds	4,088	81	—	4,169

Total available-for-sale	159,206	524	(50)	159,680
Less: Cash equivalents	88,695	—	—	88,695
Short-term marketable securities	69,499	524	(4)	70,019

Long-term marketable securities	$1,012	$—	$(46)	$966

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Loss	Value

		(In thousands)
Money market accounts	$129	$—	$—	$129
Municipal bonds	142,341	61	—	142,402
Corporate debt securities	36,108	374	(5)	36,477
Corporate equity securities	1,058	139	—	1,197
Government agency bonds	5,928	93	—	6,021

Total available-for-sale	$185,564	$667	$(5)	$186,226
Less: Cash equivalents	124,080	—	—	124,080
Short-term marketable securities	60,472	563	(5)	61,030

Long-term marketable securities	$1,012	$104	$—	$1,116

     The contractual maturities of debt securities classified as available-for-sale as of March 31, 2003 regardless of the consolidated balance sheet classification, are as follows:

March 31, 2003	Estimated Fair Value

(In thousands)
Maturing 90 days or less from purchase	$88,673
Maturing between 90 days and one year from purchase	26,003
Maturing more than one year from purchase	44,016

Total available-for-sale	$158,692

     Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the three months ended March 31, 2003 and 2002 were not material to our financial position or results of operations.

NOTE 5. DEBT

     We have a $10.0 million unsecured line of credit with U.S. Bank National Association, which will expire on June 5, 2005. Under the terms of the agreement, we may borrow at a fixed rate of LIBOR plus 1.5% or prime rate. The line of credit requires us to achieve certain financial ratios and operating results. As of March 31, 2003, we were in compliance with the borrowing criteria. There were no borrowings under this line of credit as of March 31, 2003.

NOTE 6. EARNINGS PER SHARE

     EPS is calculated in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires us to report both basic EPS, which is based on the weighted average number of common stock outstanding, and diluted ESP, which is based on the weighted average number of common stock outstanding and all dilutive potential common stock outstanding. A reconciliation of basic and diluted income (loss) per share is presented below:

	Three Months Ended March 31,

	2003			2002

	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount

		(In thousands, except per share amounts)
Basic EPS	$(2,113)	41,662	$(0.05)	$16,386	44,209	$0.37

Effects of dilutive securities:
Stock options	—	—	—	—	4,122	—
Diluted EPS	$(2,113)	41,662	$(0.05)	$16,386	48,331	$0.34

     For the three months ended March 31, 2003 and 2002, there were options to purchase approximately 7,264,381 and 65,983 shares, respectively, of common stock with exercise prices greater than the average market value of such common stock during the period. These options were excluded from the calculation of diluted earnings per share.

NOTE 7. NON-OPERATING INCOME (LOSS), NET

     The following table lists the major components of non-operating income (loss) for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Interest income	$781	$856
Loss on sale of other investments	—	(128)
Write-down on investments	(350)	(2,545)
Vialta rental income	463	463
Other	50	87

Total non-operating income (loss)	$944	$(1,267)

NOTE 8. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized gain (loss) on marketable securities. Comprehensive loss was $(2.3) million for the three month ended March 31, 2003 and comprehensive income was $17.6 million for the three month ended March 31, 2002. The following table reconciles net income (loss) to comprehensive income (loss) for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net income (loss)	$(2,113)	$16,386
Change in unrealized gain (loss) on marketable equity securities	(210)	1,174

Total comprehensive income (loss)	$(2,323)	$17,560

     The following table shows the individual components of accumulated other comprehensive income as of March 31, 2003 and December 31, 2002:

	March 31,	December 31,
	2003	2002

	(In thousands)
Unrealized loss on MosChip shares	(28)	$180
Unrealized gain on marketable equity securities	322	324

Accumulated other comprehensive income	$294	$504

NOTE 9. SEGMENT INFORMATION

     We operate in one reportable business segment: the semiconductor segment. We design, develop, support, manufacture and market highly integrated mixed-signal semiconductor, hardware, software and system solutions for DVD, VCD, communications, PC Audio and Consumer Digital Audio (“CDA”).

     The following table summarizes revenues for the three months ended March 31, 2003 and 2002 by major product category:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
DVD	$13,925	$45,662
VCD	16,537	24,310
Communication and Other	1,325	3,540
PC Audio	812	5,603
CDA	552	—

Total	$33,151	$79,115

NOTE 10. COMMITMENTS AND CONTINGENCIES

     We maintain leased office space in various locations, in addition to certain testing equipment leased from third parties. Future minimum rental payments under these operating leases are as follows:

Year Ending December 31,	Amounts

(In thousands)
2003	$991
2004	68
2005	16
2006	16

Total	$1,091

     As of March 31, 2003, our commitments to purchase inventory from the third-party contractors aggregated approximately $7.9 million. Under these contractual agreements, we may order inventory from time to time depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies arrangements. As of March 31, 2003, commitments under these arrangements totaled $1.2 million. There are no material commitments for these arrangements extending beyond 2006.

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

     As permitted under California law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

     We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by us, under which we may agree to hold the other party harmless against losses arising from a breach of representations or under which we may have an indemnity obligation to the counterparty with respect to certain intellectual property matters or certain tax related matters. Customarily, payment by us with respect to such matters is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material effect on our financial position or results of operations. We believe if it were to incur a loss in any of these matters, such loss should not have a material effect on our financial position or results of operations.

NOTE 11. RELATED PARTY TRANSACTIONS

     In early January 2003, Fred S.L. Chan, our Chairman of Board of Directors, paid off a Company cash advance of $40,000, a loan made in 1999. Fred S.L. Chan also serves as the Chairman of the Board for Vialta; each company pays Fred S.L. Chan a base salary.

     In connection with the spin-off of Vialta in August 2001, we entered into a Master Distribution Agreement that outlines the general terms and conditions of the distribution and a number of ancillary agreements that govern the various relationships between ESS and Vialta following the spin-off. The spin-off agreements, which include the Master Distribution Agreement and its ancillary agreements, consisting of the Master Technology Ownership and License Agreement, the Employee Matters Agreement, the Tax Sharing and Indemnity Agreement, the Real Estate Matters Agreement, the Master Confidential Disclosure Agreement, and the Master Transitional Services Agreement, provide for contractual obligations between the parties that are not expected to have any material impact on our revenues, operating results or cash flows.

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

     The following is a summary of major transactions between ESS and Vialta for the periods presented:

		TRANSACTION BETWEEN ESS AND VIALTA
	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2002	2002	2002	2002

	(In thousands)
Selling, general and administrative provided to Vialta, net of charges from Vialta	30	$12	$11	$(51)	$(10)
Lease charges to Vialta under Real Estate Matters Agreement	463	463	463	463	463
Product purchases from Vialta	—	(7)	(54)	—	—
Chip purchases by Vialta	4	—	1,334	53	16

Total charges to Vialta, net of charges from Vialta	$497	$468	$1,754	$465	$469

     Charges by ESS to Vialta under the Master Transitional Services Agreement for research and development and selling, general and administrative services provided by us to Vialta are recorded in our statements of operation as an offset to our applicable operating expenses. Charges from us to Vialta under the Real Estate Matters Agreement are recorded in our Statements of Operations as other income. Product purchased from Vialta is recorded in our Statements of Operations as selling, general and administrative expenses. Charges for chip purchase by Vialta are recorded in our Statements of Operations under Net revenues from related party — Vialta.

NOTE 12. SIGNIFICANT CUSTOMER

     We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. The following table summarizes the percentage of our net revenues accounted for by our significant direct customer who has accounted for 10% or more of our revenues during the periods presented. Also see Note 13, “Transactions With Dynax Electronics.”

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2002	2002	2002	2002

Universal Pacific*	1%	2%	2%	8%	16%

*formerly Shinco or Digital AV

NOTE 13. TRANSACTIONS WITH DYNAX ELECTRONICS

     We sell our products through distributors. Dynax Electronics (HK) LTD (“Dynax Electronics”) is our largest distributor. We work directly with many of our customers in Hong Kong and China on product design and development; however, whenever one of these customers buys our products, the order is processed through Dynax Electronics, which functions much like a trading company. Dynax Electronics manages the order processing, arranges shipment into China and Hong Kong, manages the letters of credit, and provides credit and collection expertise and services. The title and risk of loss for the inventories are transferred to Dynax Electronics upon shipment of inventories to Dynax Electronics; Dynax Electronics is legally responsible to pay our invoices regardless of when the inventories are sold to end-customers. Revenues on sales to Dynax Electronics are deferred until Dynax Electronics sells the products to end-customers.

     The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through Dynax Electronics:

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2002	2002	2002	2002

		(In thousands, except percentage data)
Net revenues	$33,151	$47,554	$60,746	$86,037	$79,115
Net revenues from Dynax Electronics	$22,592	$26,757	$34,498	$52,053	$43,655
Percentage of net revenues	68%	56%	57%	61%	55%

     The following table summarizes Dynax Electronics’ percentage of trade accounts receivable during each of the periods presented:

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2002	2002	2002	2002

		(In thousands, except percentage data)
Trade accounts receivable	$28,041	$29,523	$30,018	$39,882	$43,576
Trade accounts receivable from Dynax Electronics	$22,408	$24,318	$20,127	$31,729	$28,816
Percentage of trade accounts receivable	80%	82%	67%	80%	66%

NOTE 14. SHAREHOLDERS’ EQUITY

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

     During the quarter ended March 31, 2003, we repurchased 4,099,613 shares of our common stock for an aggregate price of $24.4 million at market prices ranging from $5.43 to $6.44 per share under the stock repurchase programs approved by our Board of Directors and announced on May 7 and August 8, 2002. Upon repurchase, these shares were retired and no longer deemed outstanding.

NOTE 15. WARRANTY

     We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table shows the details of the product warranty accrual, as required by the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,

	(In thousands)
	2003	2002

Beginning balance	$550	$543
Accruals for warranties issued during the period	121	—
Settlements made during the period	(121)	(14)

Ending balance	$550	$529

NOTE 16. INVESTMENTS

     In January 2003, we acquired 4,545,400 shares of Convertible Non-Cumulative Preference Series B shares of Best Elite International Limited (“Best Elite”) for approximately $5,000,000 in cash, representing less than a 1% equity interest in Best Elite on a fully diluted basis. The investment was recorded using the cost method of accounting. Best Elite was organized under the laws of the British Virgin Islands as an investment vehicle for the purpose of establishing a foundry in mainland China.

NOTE 17. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. In summary, SFAS 146 requires that the liability be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. Since SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, the adoption of SFAS 146 has no effect on our current financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted FIN 45. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosures of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure provision of SFAS 148.

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

NOTE 18. SUBSEQUENT EVENTS

     We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5 million shares of our common stock, in addition to all shares that remain available for repurchase under previously announced programs, on the same terms and conditions as these prior repurchase programs. We have not repurchased any shares under the April 16, 2003 repurchase program.

     From April 1, 2003 to May 5, 2003, we repurchased 747,823 shares of our common stock for an aggregate price of $4.8 million at market prices ranging from $5.93 to $6.70 per share under the stock repurchase programs approved by our Board of Directors and announced on August 8, 2002. Upon repurchase, these shares were retired and no longer deemed outstanding.

     As of May 5, 2003, we have approximately 5,214,736 shares available for repurchase in aggregate under our stock repurchase programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, in “Factors that May Affect Future Results” below and elsewhere in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning the future of our industry, our product development, our business strategy, our future acquisitions, the continued acceptance and growth of our products, and our dependence on significant customers and distributors. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors including those discussed in “Factors that May Affect Future Results” below and elsewhere in this Report. In some cases, these statements can be identified by terminologies such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, they may be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by us or any other person that the results or conditions described in such statements will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

     This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this quarterly report on Form 10-Q and the consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2002 and 2001 included in our annual report on Form 10-K.

OVERVIEW

     We are a leading designer, developer and marketer of highly integrated digital processor chips. These chips are the primary processors driving digital video and audio players, including DVD, Video CD (“VCD”) and digital media players. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. Our products also include an encoding processor to address the growing demand for the digital video recorder (“DVR”) and recordable DVD players. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, consumer digital audio (“CDA”) and PC Audio products. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Korea, Hungary, Japan and Singapore. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Japan and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

•	Revenue Recognition;

•	Inventories and Inventory Reserves;

•	Goodwill and Other Intangible Assets;

•	Impairment of Long-lived Assets;

•	Income Taxes and Tax Reserves; and

•	Legal Contingencies.

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

Inventories and Inventory Reserves

     Our inventories are comprised of raw materials, work-in-process and finished goods, all of which are manufactured by third-party contractors. Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. We reduce the carrying value of inventories for estimated slow-moving, excess, obsolete, damaged or otherwise unmarketable products by an amount that is the difference between cost and estimated market value based on forecasts of future demand and market conditions.

     We evaluate excess or obsolete inventories primarily by estimating demand for individual products within specific time horizons, typically one year or less. We generally provide a 100% reserve for the cost of products with on-hand and committed quantities in excess of the estimated demand after considering factors such as product life cycles. Once established, reserves for excess or obsolete inventories are only released when the reserved products are scrapped or sold. We also evaluate the carrying value of inventories at the lower of standard cost or market on an individual product basis, and these evaluations are based on the difference between net realizable value and standard cost. Net realizable value is the forecasted selling price of the product less the estimated costs of completion and disposal. When necessary, we reduce the carrying value of inventories to net realizable value.

     The estimates of future demand, forecasted sales prices and market conditions used in the valuation of inventories form the basis for our published and internal revenue forecast. If actual results are substantially lower than the forecast, we may be required to record additional write-downs of product inventories in future periods and this may have a negative impact on gross margins.

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

     We have goodwill and other intangible assets related to our previous acquisitions of NetRidium in 2000 and SAS in 2001. Although in accordance with SFAS 142, we reclassified acquired workforce intangible assets, which were previously recognized apart from goodwill, as goodwill and ceased amortization of goodwill as of January 1, 2002, the adoption of SFAS 142 did not have a material effect on our financial statements.

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

Recent Accounting Pronouncements

     In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. In summary, SFAS 146 requires that the liability be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. Since SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, the adoption of SFAS 146 has no effect on our current financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted FIN 45. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosures of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure provision of SFAS 148.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended March 31,

	2003	2002

Net revenues	100.0%	100.0%
Cost of revenues	70.5	56.7

Gross margin	29.5	43.3
Operating expenses:
Research and development	18.9	8.0
Selling, general and administrative	20.1	13.1

Operating income (loss)	(9.5)	22.2
Non-operating income (loss), net	2.8	(1.6)

Income (loss) before income taxes	(6.7)	20.6
Benefit from income taxes	(0.3)	(0.1)

Net Income (loss)	(6.4)%	20.7%

Net Revenues

     Net revenues were $33.2 million for the three months ended March 31, 2003 and $79.1 million for the three months ended March 31, 2002. Net revenues for the three months ended March 31, 2003 decreased by $45.9 million, or 58.0%, from the three months ended March 31, 2002 primarily due to the decreased sales for DVD, VCD, Communication and Other, and PC Audio products.

     The following table summarizes revenues by major product category:

	Percentage of
	Net Revenues
	Three Months Ended
	March 31,

	2003	2002

DVD	42%	58%
VCD	50%	31%
Communication and Other	4%	4%
PC Audio	2%	7%
CDA	2%	0%

Total	100%	100%

     DVD revenues were $13.9 million for the three months ended March 31, 2003, a decrease of $31.8 million, or 69.6%, from the three months ended March 31, 2002 primarily due to lower unit sales and average selling prices (“ASP”) per unit. For the three months ended March 31, 2003, unit sales decreased by 52.9% and ASP per unit decreased by 35.3% from the three months ended March 31, 2002. We believe this resulted in part from the entry of a new competitor and in part from lower than expected consumer demand for DVD products. We have filed a lawsuit in the United States against this new competitor, a company based in Taiwan, requesting both damages and an injunction to stop the importation into the United States of DVD players containing products we believe infringe our intellectual property rights. This new competitor has gained market share among some China-based OEMs with respect to the current version of our DVD chip for use in DVD players intended to be sold in the United States. Even if we are successful in this lawsuit, we expect to lose market share among some China-based OEMs that would otherwise use the current version of our DVD chip in DVD players intended to be sold in markets outside the United States, particularly in China.

     VCD revenues were $16.5 million for the three months ended March 31, 2003, a decrease of $7.8 million, or 32.1%, from the three months ended March 31, 2002, primarily due to a decrease in the ASP per unit, partially offset by an increase in unit sales. For the three months ended March 31, 2003, ASP per unit decreased by 34.8%, whereas unit sales increased by 4.3% from the three months ended March 31, 2002. We continue to target the market for this product line by lowering our product costs.

     Communication and Other revenues were $1.3 million for the three months ended March 31, 2003, a decrease of $2.2 million, or 62.9%, from the three months ended March 31, 2002 primarily due to a decrease in both unit sales and ASP per unit. For the three months ended March 31, 2003, unit sales decreased by 40.0% and ASP per unit decreased by 37.7% from the three months ended March 31, 2002. We are no longer emphasizing this product line, which is in a mature market characterized by unit and unit price declines.

     PC Audio revenues were $0.8 million for the three months ended March 31, 2003, a decrease of $4.8 million, or 85.7%, from the three months ended March 31, 2002, primarily due to a decrease in unit sales. For the three months ended March 31, 2003, unit sales decreased by 84.6 % from the three months ended March 31, 2002, since the technology of this product line is being incorporated into PC’s central processor chip, we are no longer emphasizing this product line.

     Consumer Digital Audio, or CDA, revenues were $0.6 million for the three months ended March 31, 2003 and $0 for the three months ended March 31, 2002. We introduced our CDA products to the market during the third quarter of 2002.

     International revenues accounted for approximately 100% of net revenues for the three months ended March 31, 2003 and 99% of net revenues for the three months ended March 31, 2002. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues.

Gross Margin

     Gross profit was $9.8 million, or 29.5% of net revenues, for the three months ended March 31, 2003, compared to $34.3 million, or 43.3% of net revenues, for the three months ended March 31, 2002. Gross profit decreased primarily due to the decrease in revenues from DVD, VCD, Communications and Other and PC Audio products. Gross profit as a percentage of net revenues decreased primarily due to lower ASP for DVD and VCD products. Partially offsetting the decrease in gross profit was a decrease of approximately $1.0 million in royalty expenses for the three months ended March 31, 2003 as compared to the same period last year and a net decrease in reserves for excess and obsolete inventories of approximately $1.5 million recorded for the three months ended March 31, 2003. The decrease in reserves for excess and obsolete inventories resulted from the sale of products that had previously been fully reserved.

     As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over the product life in 2003. We believe that in order to maintain or increase gross profit in 2003, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development

     We have historically maintained our commitment to investing in research and development in order to continue to offer new products and technologies. As a result, research and development expenses remained relatively flat at $6.3 million, or 18.9% of net revenues, for the three months ended March 31, 2003 compared to $6.4 million, or 8.0% of net revenues, for the three months ended March 31, 2002. We expect that research and development will continue to be critical to our business as we introduce new products.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $6.7 million, or 20.1% of net revenues, for the three months ended March 31, 2003 compared to $10.4 million, or 13.1% of net revenues, for the three months ended March 31, 2002. The 35.6% decrease in selling, general and administrative expenses from the three months ended March 31, 2002 was primarily due to the decrease in marketing development fund (“MDF”) expenses and outside commission expenses. MDF expenses decreased by $3.1 million from the three months ended March 31, 2002 primarily due to the cancellation of our MDF program with some customers and the change to a rebate program from our MDF program for the majority of the sales by some of our customers and distributors. Outside commission expenses decreased by $0.6 million from the three months ended March 31, 2002 as a result of lower sales. The decrease was offset partially by the increase of $0.4 million in the insurance premium for the directors and officers’ insurance coverage.

Non-operating Income (Loss), Net

     Net non-operating income (loss) was $0.9 million for the three months ended March 31, 2003 compared to ($1.3) million for the three months ended March 31, 2002. For the three months ended March 31, 2003, net non-operating income consisted primarily of interest income of $0.8 million and rental income of $0.5 million from Vialta, partially offset by the loss from the ($0.4) million write-down of our investment in Broadmedia, Inc. For the three months ended March 31, 2002, net non-operating loss consisted of ($2.5) million of “other than temporary” write-down of our investment in the stock of Cisco Systems, Inc. shares, partially offset by interest income of $0.9 million and rental income of $0.5 million from Vialta.

Benefit from Income Taxes

     Our effective tax rate was 5% for the three months ended March 31, 2003 and 2002, excluding the provision taken on the write-down of Cisco shares for an “other than temporary” decline in value. These tax rates were lower than the combined federal and state statutory rate of 40% primarily as a result of the lower foreign tax rate on earnings from our foreign subsidiary, which were considered to be permanently reinvested, and tax credits.

Net Income (Loss)

     Net loss for the three months ended March 31, 2003 was ($2.1) million and net income for the three months ended March 31, 2002 was $16.4 million. Net income decreased by $18.5 million from the three months ended March 31, 2002. The decrease was primarily due to lower gross profit resulting from lower sales volume and ASP per unit, partially offset by the decrease in the operating expenses and increase in non-operating income.

Acquisitions and Related Charges

     NetRidium Communications, Inc. (“NetRidium”) was founded in January 1999 and was acquired in February 2000, when it was still a development-stage company with no revenue. We acquired NetRidium with net cash of $4.3 million. The acquisition was recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisition have been included from the date of acquisition. Purchased in-process research and development aggregating $2.6 million for the NetRidium acquisition was charged to operations in the second quarter of 2000. Technical infrastructure and covenants not to compete are being amortized over four years. In connection with the acquisition, we also granted certain option price guarantees to certain former NetRidium employees for joining ESS. We recorded approximately $0.2 million and $0 as compensation expenses under this guarantee, for three months ended March 31, 2003 and 2002, respectively.

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

     Research and development expenses incurred on product development post acquisition through March 31, 2003 were approximately $8.5 million. The product was not completed until March of 2002. No significant revenues have been recognized to date nor were significant revenues originally anticipated in 2003; however, we believe that home networking is an important future market for us and this technology will be important to our efforts to exploit that market. As of March 31, 2003, net unamortized intangible assets relating to the NetRidium acquisition were approximately $600,000, including $400,000 of goodwill and $200,000 of technical infrastructure. We continue to monitor the carrying value of intangible assets related to the NetRidium acquisition in accordance with SFAS 142 and SFAS 144.

     In April 2001, we entered into a definitive agreement to acquire Silicon Analog Systems (“SAS”) in a merger transaction to be accounted for as a purchase business combination. SAS was a Canadian start-up company engaged in developing single chip solutions for wireless communications. This acquisition was effective on April 12, 2001. We paid $1.0 million on the effective date and an additional $1.0 million on April 12, 2002. The total purchase price of $2.0 million along with $75,000 of acquisition cost was primarily allocated to goodwill and other intangible assets, based on an independent appraisal. The assets, liabilities and operating expenses for SAS were not material to our financial position or results of operations.

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

     As of March 31, 2003, the SAS design team is concentrating on video product development, and designs from this group have been integrated into several video products. SAS has several patent applications pending and intends to seek further U.S. and international patents on its technology whenever possible.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and other short-term and long-term debt. At March 31, 2003, we had cash, cash equivalents and short-term investments of $169.6 million and working capital of $177.7 million. At March 31, 2003, we had a $10.0 million unsecured line of credit with U.S. Bank National Association, which will expire on June 5, 2005. This line of credit requires us to maintain certain financial ratios and operating results. As of March 31, 2003 and as of the filing date of this Report, we are in compliance with the borrowing criteria and there has been no borrowing under this line of credit.

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

     We spun off Vialta effective August 21, 2001. We do not have any contractual obligations that are expected to have a material impact upon our revenues, operating results or cash flows under any of the spin-off agreements with Vialta, which include the Master Distribution Agreement, its ancillary agreements, consisting of the Master Technology Ownership and License Agreement, the Employee Matters Agreement and the Tax Sharing and Indemnity Agreement, the Real Estate Matters Agreement, the Master Confidential Disclosure Agreement and the Master Transitional Service Agreement. The Master Transitional Service Agreement terminated in August of 2002. The Real Estate Matters Agreement will terminate initially on December 31, 2003 and may be renewed for up to three years. Under this agreement, Vialta pays us approximately $1.85 million per year, receivable in installments of $154,498 per month, to lease office space for its corporate headquarters. See Note 11, “Related Party Transactions” to the consolidated financial statements.

     Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2003 and $31.0 million for the three months ended March 31, 2002. The net cash provided by operating activities for the three months ended March 31, 2003 was primarily attributable to depreciation and amortization of $0.9 million, write-down of investments of $0.4 million, a decrease in accounts receivable of $1.5 million, a decrease in inventory of $3.1 million, partially offset by net loss of $2.1 million, a decrease in accounts payable and accrued expenses of $1.7 million. The net cash provided by operating activities for the three months ended March 31, 2002 was primarily attributable to a net income of $16.4 million, depreciation and amortization of $1.8 million, a decrease in accounts receivable of $2.5 million, write-down of Cisco investments of $2.5 million, an increase in accounts payable and accrued expenses of $5.1 million, an increase in income tax payable and deferred income taxes of $3.0 million, offset by a decrease in prepaid expenses and other assets of $ 0.3 million.

     Net cash used in investing activities was $16.2 million for the three months ended March 31, 2003 and $24.8 million for the three months ended March 31, 2002. The net cash used in investing activities for the three months ended March 31, 2003 was primarily attributable to the purchase of property, plant and equipment of $2.2 million, the purchase of short-term and long-term investments of $16.6 million and $5.0 million, respectively, offset by proceeds from sales of short-term investments of $7.6 million. The net cash used in investing activities for the three months ended March 31, 2002 was primarily attributable to the purchase of short-term and long-term investments of $26.0 million and $4.2 million, respectively, offset by proceeds from sales of short-term investments and long term investments of $5.0 million and $0.4 million, respectively.

     Net cash used in financing activities was $24.2 million for the year ended March 31, 2003, and cash provided by financing activities was $51.1 million for the three months ended March 31, 2002. The net cash used in financing activities for the three months ended March 31, 2003 was primarily attributable to cash paid for repurchase of common stock of $24.4 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $0.2 million. The net cash provided by financing activities for the three months ended March 31, 2002 was primarily attributable to proceeds from the sale of common stock in the public offering of $45.2 million and issuance of common stock under employee stock plans of $6.1 million.

Commitments and Contingencies

     We maintain leased office space in various locations, in addition to certain testing equipment leased from third parties. Future minimum rental payments under these operating leases are as follows:

Year Ending December 31,	Amounts

(In thousands)
2003	$991
2004	68
2005	16
2006	16

Total	$1,091

     As of March 31, 2003, our commitments to purchase inventory from the third-party contractors aggregated approximately $7.9 million. Under these contractual agreements, we may order inventory from time to time depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies arrangements. As of March 31, 2003, commitments under these arrangements totaled $1.2 million. There are no material commitments for these arrangements extending beyond 2006.

     From time to time, we are subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights and other claims arising out of the ordinary course of business. Further, we are currently engaged in certain shareholder class action and derivative lawsuits. We intend to defend these suits vigorously and we may incur substantial expenses in litigating claims against third parties and defending against existing and future third-party claims that may arise. In the event of a determination adverse to us, we may incur substantial monetary liability and be required to change our business practices. Either of these results could have a material adverse effect on our financial position, results of operations and cash flows. See Part II, Item 1, Legal Proceedings and Note 10, “Commitments and Contingencies” to the Consolidated Financial Statements.

Stock Repurchase

     During this quarter, we repurchased 4,099,613 shares of our common stock for an aggregate price of $24.4 million at market prices ranging from $5.43 to $6.44 per share under the stock repurchase programs approved by our Board of Directors and announced on May 7 and August 8, 2002. Upon repurchase, these shares were retired and no longer deemed outstanding. We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5 million shares of our common stock, in addition to all shares that remain available for repurchase under previously announced programs, on the same terms and conditions as these prior repurchase programs. As of May 5, 2003, we have approximately 5,214,736 shares available for repurchase in aggregate under our stock repurchase programs.

     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $5.0 million. We may also use cash to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such business, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of March 31, 2003, together with short-term investments, funds expected to be generated by operations, available borrowings under our line of credit and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.

Factors That May Affect Future Results

Our business is highly dependent on the expansion of the consumer electronics market.

     Since the second half of 2001, we have shifted our primary focus from the PC Audio business to developing products primarily for the consumer digital home entertainment market. Currently, our sales of video system processor chips to the DVD and VCD (including VCD and SVCD) player markets account for a majority of our net revenues. We expect that the consumer digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. However, our strategy in this market may not be successful. Given the current economic environment and other competing consumer electronics products, consumer spending on DVD players and other home electronics may not increase as expected or may even weaken or fall. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

     We invest a significant amount of time and resources in our research and development activities to maintain and enhance our competitive position. Technical innovations are inherently complex and require long development cycles and the commitment of extensive engineering resources. We incur substantial research and development costs to confirm the technical feasibility and commercial viability of a product that in the end may not be successful. If we are not able to successfully complete our research and development projects on a timely basis, we may face significant competitive disadvantages. There is no assurance that we will recover the development costs associated with these projects or that we will be able to secure the financial resources necessary to fund future research and development efforts.

     One of our significant projects is the development of a next generation DVD processor chip that will incorporate three independent processors and allow us to support additional features, including the Linux, PocketPC (formerly WinCE) and VxWorks operating systems. This will require a new architecture and a complete system-on-a-chip design, which is extremely complex and may not be ultimately feasible. If we are unable to successfully develop this next generation DVD processor chip, or complete other significant research and development projects, our business, financial condition and results of operations could be materially adversely affected.

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

     Since we are primarily focused on the consumer electronics market, we are likely to be affected both by changes in consumer demand and by seasonality in the sales of our products. Historically, over half of consumer electronic products are sold during the holiday seasons. Consumer electronic product sales have historically been much higher during the holiday shopping seasons than during other times of the year, although the manufacturers’ shipments vary from quarter to quarter depending on a number of factors, including retail levels and retail promotional activities. In addition, consumer demand often varies from one product to another in consecutive holiday seasons, and is strongly influenced by the overall state of the economy. Because the consumer electronic market experiences substantial seasonal fluctuations, seasonal trends may cause our quarterly operating results to fluctuate significantly and our inability to forecast these trends may adversely affect the market price of our common stock. In 2002, for example, we did not experience as much of a seasonal demand for our DVD chips as we expected. We believe that this was due in part to the entry of a new competitor, but also in part to lower than expected consumer demand for DVD players, which experienced strong sales during the 2001 holiday seasons. In the future, if the market for our products is not as strong during the holiday seasons, whether as a result of changes in consumer tastes or because of an overall reduction in consumer demand due to economic conditions, we may fail to meet expectation of securities analysts and investors which could cause our stock price to fall.

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

     DVD and VCD players face significant competition from video-on-demand, VCRs and other video formats. In addition, we expect that the DVD platform for the DHS will face competition from other platforms including set-top boxes, or STBs, as well as multi-function game boxes being manufactured and sold by dominant companies. Some of our competitors may be more diversified than us and supply chips for multiple platforms. A decline in DVD sales may have a disproportionate effect on us as we shift our focus to this market. Any of these competitive factors could reduce our sales and market share and may force us to lower our prices, adversely affecting our business, financial condition and results of operations.

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

     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended March 31, 2003, sales to our top five end customers (including end-customers that buy our products from our distributor Dynax Electronics (HK) LTD (“Dynax Electronics”)) were approximately 31% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We rely on a single distributor for a significant portion of our revenues and if this relationship deteriorates our financial results could be adversely affected.

     Sales through our largest distributor Dynax Electronics (a Hong Kong based company) were approximately 68% and 55% of our net revenues as of three months ended March 31, 2003 and 2002. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has certain rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customers. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant account receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace Dynax Electronics as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace Dynax Electronics in a timely manner or if a replacement were found that the new distributor would be as effective as Dynax Electronics in generating revenue for us.

We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.

     To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. As of March 31, 2003, we had 17 patents granted in the United States. These patents will expire over time commencing in 2008 and ending in 2020. In addition, as of March 31, 2003, we had 9 corresponding foreign patents, which are going to expire over time commencing in 2005 and ending in 2015. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent, as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

     Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Korea, Hungary, Japan and Singapore. During the first quarter 2003, sales to customers in China, Hong Kong and Taiwan were in excess of 84% of our net revenues. If our sales in one of these markets, such as China, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

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

     In addition, the spread of the SARS Virus and extent of local preventative measures taken in countries where our products are manufactured, assembled and tested by independent third parties could affect third-party capabilities and our product delivery, as well as, our product demands in those countries.

Our products are manufactured by independent third parties.

     We rely on independent foundries to manufacture all of our products. Substantially all of our products are currently manufactured by Taiwan Semiconductor Manufacturing Company, Ltd., United Microelectronics Corporation and other independent foundries in Asia. Our reliance on these or other independent foundries involves a number of risks, including:

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

     The semiconductor industry is subject to cyclical variations in product supply and demand. Downturns in the industry have been characterized by abrupt fluctuations in product demand, production over-capacity and accelerated decline of ASPs. Current trade association data indicate that the semiconductor industry has experienced a severe downturn since the third quarter of 2000 and this downturn is expected to continue for the foreseeable future. This downturn could harm our net revenues and gross margins if ASPs continue to decline or demand falls. We cannot assure you that the market will stabilize or improve in the near term. A prolonged downturn in the semiconductor industry could materially and adversely impact our business and results of operations.

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

     We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with products that may be provided at lower costs or provide higher levels of integration, higher performance or additional features. Advancements in technology can change the competitive environment in ways that may be adverse to us. For example, today’s high-performance central processing units in PCs have enough excess computing capacity to perform many of the functions that formerly required a separate chip set, which has reduced demand for our PC Audio chips. The announcements and commercial shipments of competitive products could adversely affect sales of our products and may result in increased price competition that would adversely affect the ASPs and margins of our products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to the impact of foreign currency fluctuations and interest rate changes which may lead to changes in the market values of our investments.

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

Interest Rate Risks

     We also invest in short-term investments. Consequently, we are exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than three years. All of the investments have been classified as available for sale, and on March 31, 2003, the fair market value of our investments approximated their costs.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b)  Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On September 27, 2002, we filed a complaint in the United States District Court for the Northern District of California (Case No. C02-04705) against MediaTek Incorporated, a Taiwanese company (“MediaTek”), alleging copyright infringement and unfair competition. The complaint seeks damages and an injunction barring importation into the United States of certain MediaTek semiconductor chips alleged to infringe our proprietary intellectual property as well as all downstream products, specifically DVD players, incorporating such MediaTek chips. We believe that MediaTek unlawfully acquired and copied our proprietary source code and graphical user interface relating to our DVD products, and then used that technology to target our customers and market MediaTek’s chips in unfair competition. Simultaneous with the complaint, we filed a motion for expedited discovery to force MediaTek to turn over the suspected infringing code for expert analysis in support of a temporary restraining order. MediaTek’s source code was produced at the end of December 2002. On February 26, 2003, MediaTek answered the complaint, asserting affirmative defenses and counterclaims for a declaratory judgment of non-infringement and for trade secret misappropriation. On March 7, 2003, we filed a motion for preliminary injunction against MediaTek’s manufacture, distribution, and importation of DVD chips, or in the alternative, for an expedited trial on our copyright claims. We also seek a recall order requiring MediaTek to recall all DVD chips from its customers, distributors, retailers, and end users. We are vigorously pursuing this litigation.

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

     Similarly after we revised our revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of our common stock, purporting to represent the corporation, have brought derivative suits against us as a nominal defendant and certain of our officers and directors, alleging, among other things, breaches of fiduciary duty and insider trading. To date, three derivative suits have been filed in the California Superior Court, Alameda County. These cases are: Robert Haven, Derivatively on Behalf of ESS Technology v. Blair, et al. (Case No. 02-67527), filed October 3, 2002, James Shroff, Derivatively on Behalf of ESS Technology v. Blair, et al. (Case No. 02-68418), filed Octobers 10, 2002 and David Chestnut, Derivatively on behalf of ESS Technology v. Chan, et al. (Case No. 02-69064), filed October 16, 2002. These actions have been consolidated and are proceeding as a single action entitled “ESS Cases.” The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and other relief. With respect to these state court derivative actions, we filed a demurrer to the claims and a motion to stay discovery on March 24, 2003. The demurrer and motion to stay discovery are scheduled to be heard on May 15, 2003.

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

Items 2, 3, 4 and 5 are not applicable for the reporting period and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-

EXHIBIT
NUMBER	DESCRIPTION

1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.48	Registrant’s 1995 Equity Incentive Plan and related documents as amended, incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed on March 31, 2003.*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan of arrangement.

     (b)  Reports on Form 8-K:

          None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)

Date: May 15, 2003	By:	/s/ Robert L. Blair Robert L. Blair President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ James B. Boyd James B. Boyd Chief Financial Officer and Chief Accounting Officer

CERTIFICATIONS

I, Robert L. Blair, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ESS Technology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ James B. Boyd James B. Boyd Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.48	Registrant’s 1995 Equity Incentive Plan and related documents as amended, incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed on March 31, 2003.*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Represents a management contract or compensatory plan of arrangement.