Form 10-Q
period 2003-06-30
ESS TECHNOLOGY INC
filed 2003-08-14
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003.

OR

[ ]	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from:       to:

Commission File Number: 0-26660

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

Yes  [X]    No  [  ]

     As of August 1, 2003 the registrant had 38,667,743 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

	(In thousands)
ASSETS
Cash and cash equivalents	$74,544	$138,072
Short-term investments	61,377	61,030
Accounts receivable, net	30,383	28,435
Related party receivable — Vialta	476	33
Receivable — MediaTek	45,000	—
Inventories, net	23,867	24,155
Prepaid expenses and other assets	4,314	2,834

Total current assets	239,961	254,559
Property, plant and equipment, net	20,763	18,985
Goodwill	20,218	2,074
Other intangible assets	7,803	249
Other assets	8,981	5,735

Total assets	$297,726	$281,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$39,265	$35,084
Income tax payable and deferred income taxes	36,576	9,474

Total current liabilities	75,841	44,558
Non-current deferred tax liability	10,813	7,676

Total liabilities	86,654	52,234
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock	171,529	196,344
Accumulated other comprehensive income (Note 8)	440	504
Retained earnings	39,103	32,520

Total shareholders’ equity	211,072	229,368

Total liabilities and shareholders’ equity	$297,726	$281,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(In thousands, except per share data)
Net revenues	$30,996	$85,984	$64,143	$165,083
Net revenues from related party — Vialta	15	53	19	69

Total net revenues	31,011	86,037	64,162	165,152
Cost of revenues	20,982	50,817	44,358	95,656

Gross profit	10,029	35,220	19,804	69,496
Operating expenses:
Research and development	7,330	7,043	13,586	13,424
In-process research and development	1,420	—	1,420	—
Selling, general and administrative	6,660	11,051	13,334	21,407

Operating income (loss)	(5,381)	17,126	(8,536)	34,665
Non-operating income (loss), net	44,187	1,085	45,131	(182)

Income before provision for income taxes	38,806	18,211	36,595	34,483
Provision for income taxes	22,905	889	22,807	775

Net income	$15,901	$17,322	$13,788	$33,708

Net income per share:
Basic	$0.41	$0.38	$0.34	$0.75

Diluted	$0.40	$0.36	$0.34	$0.70

Shares used in calculating net income per share:
Basic	38,683	45,147	40,164	44,692

Diluted	39,842	48,446	41,129	48,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$13,788	$33,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,277	3,549
(Gain) loss on sale of property, plant and equipment	1	(85)
(Gain) loss from sale of investments	(32)	189
Acquired in-process research and development	1,420	—
Write-down of investments	1,986	2,912
Gain on MediaTek settlement	(45,000)	—
Changes in assets and liabilities, net of acquisition related amounts:
Accounts receivable, net	(764)	8,051
Related party receivable — Vialta	(443)	(1)
Inventories, net	2,248	(11,737)
Prepaid expenses and other assets	(696)	409
Accounts payable and accrued expenses	(1,064)	2,523
Related party payable — Vialta	—	(111)
Income tax payable and deferred income taxes	23,250	3,774

Net cash provided (used in) by operating activities	(3,029)	43,181

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(23,958)	—
Purchase of property, plant and equipment	(2,660)	(436)
Sale of property, plant and equipment	3	85
Purchase of short-term investments	(18,267)	(45,597)
Sale of short-term investments	17,749	15,159
Purchase of long-term investments	(5,000)	(5,212)
Sale of long-term investments	—	440
Proceeds from sales of Cisco stock	—	1,009

Net cash used in investing activities	(32,133)	(34,552)

Cash flows from financing activities:
Repurchase of common stock	(29,301)	(38,829)
Issuance of common stock from public offering	—	45,181
Issuance of common stock under employee stock purchase plan and stock option plans	935	7,745

Net cash provided by (used in) financing activities	(28,366)	14,097

Net increase (decrease) in cash and cash equivalents	(63,528)	22,726
Cash and cash equivalents at beginning of period	138,072	96,995

Cash and cash equivalents at end of period	$74,544	$119,721

Supplemental disclosure of cash flow information
Cash paid for income taxes	$(61)	$(237)
Cash refund for income taxes	$4	$3,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS

     We are a leading designer, developer and marketer of highly integrated digital processor chips and imaging sensor chips. Our digital processor chips are the primary processors driving digital video and audio players, including DVD, Video CD (“VCD”) and digital media players. Our imaging sensor chips offer advanced CMOS sensor and image processor solutions for digital still cameras and cellular camera phones. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We have also developed an encoding processor to address the growing demand for the digital video recorder (“DVR”) and recordable DVD players. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, consumer digital audio, PC Audio and digital imaging semiconductor products. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Japan, Taiwan, Korea, Singapore and Brazil. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Japan and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States.

     ESS was incorporated in California in 1984 and became a public company in 1995. In April 1999, we expanded our business beyond the semiconductor segment by establishing Vialta, Inc. (“Vialta”), a subsidiary that would operate in the internet segment. In April 2001, our Board of Directors adopted a plan to distribute to our shareholders all of our shares in Vialta. The Vialta spin-off was completed on August 21, 2001. See Note 11, “Related Party Transactions.” On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”). See Note 13, “Acquisition and Related Charges.”

NOTE 2. BASIS OF PRESENTATION

     Our interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2002 included in our annual reports on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

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

Stock-based compensation

     We account for stock-based compensation, including stock options granted under our various stock option plans and shares issued under the 1995 Employee Stock Purchase Plan (“Purchase Plan”), using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting periods. Our policy is to grant options under our stock option plans with an exercise price equal to the Fair Market Value of our common stock based on the closing price on the grant date. Our policy is to grant purchase options under the Purchase Plan with a purchase price equal to 85% of the lesser of the fair market value of the common stock on the enrollment date or on the purchase date. Unless otherwise specified, the purchase dates under the Purchase Plan are on the last business day of each April and October. There were no purchases under the Purchase Plan during this quarter. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.”

     Our reported net income and pro forma net income per share would have been as follows had compensation costs for options granted under our stock option plans and shares purchased under our Purchase Plan been determined based on the fair value method prescribed in SFAS 123.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income
As reported	$15,901	$17,322	$13,788	$33,708
Amortization of stock compensation expense	(2,292)	(2,884)	(4,636)	(5,318)

Pro forma	$13,609	$14,438	$9,152	$28,390

Net income per share — basic:
As reported	$0.41	$0.38	$0.34	$0.75
Pro forma	$0.35	$0.32	$0.23	$0.64
Net income per share — diluted:
As reported	$0.40	$0.36	$0.34	$0.70
Pro forma	$0.34	$0.30	$0.22	$0.59

     The fair value of each option granted under our stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Option plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average risk-free interest rate	1.70%	2.94%	1.71%	2.96%
Expected volatility	94%	99%	94%	99%
Weighted average expected life (in years)	3.20	4.20	3.18	4.13

     Pro forma compensation expense for the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions for three months and six months ended June 30, 2003 and 2002:

	1995 Employee Stock Purchase plan

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.97%	1.21%	0.97%	1.21%
Expected volatility	70%	91%	70%	91%
Expected life (in months)	6	6	6	6
Weighted average grant date fair value	$2.04	$3.19	$2.04	$3.19

     Because additional option grants are expected to be made from our stock option plans and additional shares are expected to be purchased under the Purchase Plan in the future, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future periods.

NOTE 3. BALANCE SHEET COMPONENTS

	June 30,	December 31,
	2003	2002

	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$13,611	$14,121
U.S. government notes and bonds	60,933	123,951

	$74,544	$138,072

Short-term investments:
U.S. government notes and bonds	$61,027	$60,426
Marketable equity securities	—	46
Unrealized gain on short-term investment	350	558

	$61,377	$61,030

Accounts receivable, net:
Accounts receivable	$31,380	$29,384
Less: allowance for doubtful accounts	(997)	(949)

	$30,383	$28,435

Inventories, net:
Raw materials	$2,838	$12,569
Work-in-process	4,355	7,138
Finished goods	16,674	4,448

	$23,867	$24,155

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	23,912	23,339
Machinery and equipment	34,232	31,905
Furniture and fixtures	14,192	13,482

	75,196	71,586
Less: accumulated depreciation	(54,433)	(52,601)

	$20,763	$18,985

Other assets:
Investments	$7,476	$4,266
Other	1,505	1,469

	$8,981	$5,735

Accounts payable and accrued expenses:
Accounts payable	$16,928	$10,045
Accrued compensation costs	5,037	4,033
Accrued commission and royalties	9,859	10,842
Marketing and advertising related accruals	—	1,876
Deferred revenue related to distributor sales, net of deferred cost of goods sold	2,386	818
Other accrued liabilities	5,055	7,470

	$39,265	$35,084

     NOTE 4. MARKETABLE SECURITIES

     The amortized costs and estimated fair value of securities available-for-sale as of June 30, 2003 and December 31, 2002 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2003	Cost	Gains	Loss	Value

	(In thousands)
Money market accounts & currencies	$5,006	$—	$—	$5,006
Municipal bonds	89,611	63	—	89,674
Corporate debt securities	28,244	229	(4)	28,469
Corporate equity securities	1,012	359	—	1,371
Government agency bonds	4,104	62	—	4,166

Total available-for-sale	127,977	713	(4)	128,686
Less: Cash equivalents	65,938	—	—	65,938
Short-term marketable securities	61,027	354	(4)	61,377

Long-term marketable securities	$1,012	$359	$—	$1,371

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Loss	Value

	(In thousands)
Money market accounts	$129	$—	$—	$129
Municipal bonds	142,341	61	—	142,402
Corporate debt securities	36,108	374	(5)	36,477
Corporate equity securities	1,058	139	—	1,197
Government agency bonds	5,928	93	—	6,021

Total available-for-sale	$185,564	$667	$(5)	$186,226
Less: Cash equivalents	124,080	—	—	124,080
Short-term marketable securities	60,472	563	(5)	61,030

Long-term marketable securities	$1,012	$104	$—	$1,116

     The contractual maturities of debt securities classified as available-for-sale as of June 30, 2003 regardless of the consolidated balance sheet classification are as follows:

June 30, 2003	Estimated Fair Value

(In thousands)
Maturing 90 days or less from purchase	$60,933
Maturing between 90 days and one year from purchase	21,100
Maturing more than one year from purchase	40,276

Total available-for-sale	$122,309

     Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the six months ended June 30, 2003 and 2002 were not material to our financial position or results of operations.

NOTE 5. DEBT

     We have a $10.0 million unsecured line of credit with U.S. Bank National Association, which will expire on June 5, 2006. Under the terms of the agreement, we may borrow at a fixed rate of LIBOR plus 1.5% or prime rate. The prime rate was 4% on June 30, 2003. The line of credit requires us to achieve certain financial ratios and operating results. As of June 30, 2003, we were in compliance with the borrowing criteria. As of June 30, 2003, we had $10.0 million of borrowing capability under this line of credit.

NOTE 6. EARNINGS PER SHARE

     EPS is calculated in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires us to report both basic EPS, which is based on the weighted average number of common stock outstanding, and diluted ESP, which is based on the weighted average number of common stock outstanding and all dilutive potential common stock outstanding. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended June 30,

	2003			2002

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

		(In thousands, except per share amounts)
Basic EPS	$15,901	38,683	$0.41	$17,322	45,147	$0.38

Effects of dilutive securities:
Stock options	—	1,159	—	—	3,299	—

Diluted EPS	$15,901	39,842	$0.40	$17,322	48,446	$0.36

	Six Months Ended June 30,

	2003			2002

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except per share amounts)
Basic EPS	$13,788	40,164	$0.34	$33,708	44,692	$0.75

Effects of dilutive securities:
Stock options	—	965	—	—	3,755	—

Diluted EPS	$13,788	41,129	$0.34	$33,708	48,447	$0.70

     For the three months ended June 30, 2003 and 2002, there were options to purchase approximately 3,824,896 and 697,088 shares, respectively, of common stock with exercise prices greater than the average market value of such common stock during the period. For the six months ended June 30, 2003 and 2002, there were options to purchase approximately 4,185,806 and 49,265 shares, respectively, of common stock with exercise prices greater than the average market value of such common stock during the period. These options were excluded from the calculation of diluted earnings per share.

NOTE 7. NON-OPERATING INCOME (LOSS), NET

     The following table lists the major components of non-operating income (loss) for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Licensing fee from MediaTek settlement	$45,000	$—	$45,000	$—
Legal fee related to MediaTek settlement	(515)	—	(515)	—
Interest income	641	1,024	1,422	1,880
Loss on sale of Cisco stock	—	(61)	—	(61)
Loss on sale of other investments	—	—	—	(128)
Write-down of investments	(1,636)	(367)	(1,986)	(2,912)
Vialta rental income	463	463	926	926
Other	234	26	284	113

Total non-operating income (loss)	$44,187	$1,085	$45,131	$(182)

MediaTek Settlement

     On June 11, 2003, we entered into a License Agreement and Mutual Release (“Agreement”) with MediaTek Incorporation (“ MediaTek”) relating to a patent infringement lawsuit. Under the terms of the Agreement, both sides will terminate all claims against each other and MediaTek will receive a non-exclusive worldwide license to ESS’s proprietary DVD user interface and other key DVD software. The agreement requires MediaTek to pay us a one-time license fee of $45.0 million for past damages related to sales of certain DVD products, plus ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. The maximum total payments under this agreement are $90.0 million. Income from MediaTek royalty for future sales of products utilizing the licensed technology will be reported as revenues based on the number of units sold. In connection with the Agreement, we recorded a one-time, pretax gain of $45.0 million in other non-operating income during the three months ended June 30, 2003. Taxes on the proceeds of the one-time license fee of $45.0 million were accrued at 53% to provide for potential US income tax and Taiwanese withholding tax associated with this payment. MediaTek has already deposited principal of $36.0 million to escrow account. ESS and MediaTek are working with the Taiwanese tax authority to determine our tax withholding obligations in Taiwan related to this payment. Tax expenses may be adjusted in accordance with the future resolution of this issue.

NOTE 8. COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income and the change in unrealized gain (loss) on marketable securities. Comprehensive income was $16.0 million for the three month ended June 30, 2003 and comprehensive income was $17.7 million for the three month ended June 30, 2002. The following table reconciles net income to comprehensive income for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Net income	$15,901	$17,322	$13,788	$33,708
Change in unrealized gain (loss) on marketable equity securities	146	357	(64)	1,531

Total comprehensive income	$16,047	$17,679	$13,724	$35,239

     The following table shows the individual components of accumulated other comprehensive income as of June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

	(In thousands)
Unrealized gain on MosChip shares	$223	$180
Unrealized gain on marketable equity securities	217	324

Accumulated other comprehensive income	$440	$504

NOTE 9. SEGMENT INFORMATION

     We operate in one reportable business segment: the semiconductor segment. We design, develop, support, manufacture and market highly integrated mixed-signal semiconductor, hardware, software and system solutions for DVD, VCD, Communication and Other, PC Audio, Consumer Digital Audio (“CDA”) and Digital Imaging products.

     The following table summarizes revenues for the three months and six months ended June 30, 2003 and 2002 by major product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(In thousands)
DVD	$14,030	$52,866	$27,955	$98,528
VCD	14,313	25,979	30,850	50,289
CDA	1,272	—	1,824	—
Communication and Other	791	4,411	2,116	7,951
PC Audio	439	2,781	1,251	8,384
Digital Imaging	166	—	166	—

Total	$31,011	$86,037	$64,162	$165,152

NOTE 10. COMMITMENTS AND CONTINGENCIES

     We maintain leased office space in various locations, in addition to certain testing equipment leased from third parties. Future minimum rental payments under these operating leases are as follows:

Year Ending December 31,	Amounts

(In thousands)
2003	$1,594
2004	444
2005	78
2006	16

Total	$2,132

     As of June 30, 2003, our commitments to purchase inventory from the third-party contractors aggregated approximately $18.8 million. Under these contractual agreements, we may order inventory from time to time depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies arrangements. As of June 30, 2003, commitments under these arrangements totaled $1.5 million. There are no material commitments for these arrangements extending beyond 2006.

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

     As permitted under California law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

     We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by us, under which we may agree to hold the other party harmless against losses arising from a breach of representations or under which we may have an indemnity obligation to the counterparty with respect to certain intellectual property matters or certain tax related matters. Customarily, payment by us with respect to such matters is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material effect on our financial position or results of operations. We believe if we were to incur a loss in any of these matters, such loss should not have a material effect on our financial position or results of operations.

NOTE 11. RELATED PARTY TRANSACTIONS

     Fred S.L. Chan, our Chairman of Board of Directors, also serves as the Chairman of the Board for Vialta; each company pays Fred S.L. Chan a base salary separately.

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

     The Employee Matters Agreement allocates responsibilities relating to current and former employees of Vialta and their participation in any benefits plans that ESS has sponsored and maintained. Prior to the distribution, ESS transferred to Vialta approximately 9,839,672 shares of Vialta Class A common stock. This same number of shares of Vialta Class A common stock has been authorized and reserved for issuance under the Vialta 2001 Non-Statutory Stock Option Plan. Immediately prior to the distribution, Vialta granted options to all ESS employees who held ESS options, based on ESS options outstanding as of the record date for the spin-off distribution. As a result, on the date of the distribution, approximately 9,839,672 of the total shares authorized under the 2001 Non-Statutory Stock Options Plan became subject to outstanding options. The resulting Vialta options vest, become exercisable, expire and otherwise be treated under terms that essentially mirror the provisions of the corresponding ESS option held by the ESS employee.

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

     The Master Transitional Services Agreement governs corporate support services that ESS has agreed to provide to Vialta, including, without limitation, information technology systems, human resources administration, product order administration, customer service, buildings and facilities and finance and accounting services, each as specified and on the terms set forth in the Master Transitional Services Agreement and in the schedules to the Master Transitional Services Agreement. The Master Transitional Services Agreement also provides for the provision of additional services identified from time to time after the distribution date that Vialta reasonably believes were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the Master Distribution Agreement, so long as the provision of such services would not significantly disrupt our operations or significantly increase the scope of our obligations under the agreement. The Master Transitional Services Agreement expired on August 21, 2002, although we intend to continue to charge Vialta on a per usage basis for IT hardware support, the cafeteria and the corporate dormitory.

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

     The following is a summary of major transactions between ESS and Vialta for the periods presented:

	TRANSACTION BETWEEN ESS AND VIALTA

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Selling, general and administrative services provided to Vialta, net of charges from Vialta	$20	$(51)	$50	$(61)
Lease charges to Vialta under Real Estate Matters Agreement	463	463	926	926
Chip purchases by Vialta	15	53	19	69

Total charges to Vialta, net of charges from Vialta	$498	$465	$995	$934

     Charges by ESS to Vialta under the Master Transitional Services Agreement for selling, general and administrative services provided by us to Vialta are recorded in our statements of operation as an offset to our applicable operating expenses. Charges from us to Vialta under the Real Estate Matters Agreement are recorded in our Statements of Operations as other income. We did not purchase any products from Vialta during the periods presented above. Charges for product purchases by Vialta are recorded in our Statements of Operations under Net revenues from related party — Vialta.

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

     The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through Dynax Electronics:

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
	2003	2003	2002	2002	2002

	(In thousands, except percentage data)
Net revenues	$31,011	$33,151	$47,554	$60,746	$86,037
Net revenues from Dynax	$21,318	$22,592	$26,757	$34,498	$52,053
Percentage of net revenues from Dynax	69%	68%	56%	57%	61%

     The following table summarizes Dynax Electronics’ percentage of trade accounts receivable during each of the periods presented:

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
	2003	2003	2002	2002	2002

	(In thousands, except percentage data)
Trade accounts receivable	$31,350	$28,041	$29,523	$30,018	$39,882
Trade accounts receivable from Dynax	$22,330	$22,408	$24,318	$20,127	$31,729
Percentage of trade accounts receivable from Dynax	71%	80%	82%	67%	80%

NOTE 13. ACQUISITION AND RELATED CHARGES

     On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation for $27.0 million in cash. Pictos, based in Newport Beach, CA, is a privately held company that designs, manufactures and markets digital imaging semiconductor products. The acquisition expands our product lines in the digital imaging consumer electronics market with advanced CMOS sensor and image processor solutions for digital still cameras and cellular camera phones. The acquisition was accounted for as purchase combination under SFAS No. 141, “Business combination,” (“ SFAS 141”). Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated balance sheet as of June 9, 2003, the effective date of the purchase. The results of operations are included in our condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of ESS and Pictos.

     We allocated the purchase price of $27.0 million and $417,000 of legal and other professional expenses directly associated with the acquisition as follows based on an independent appraisal. The fair value of $1.4 million allocated to in-process research and development was expensed immediately during the three months ended June 30, 2003. Identifiable intangible assets of $7.9 million will be amortized over their respective estimated useful lives.

     The total purchase price of $27.4 million were preliminary allocated as follows:

Purchase price allocation	Amounts

(In thousands)
Tangible assets	$8,160
Identifiable intangible assets	7,850
Goodwill	18,144

Total assets acquired	34,154
Liabilities assumed	(4,938)
Deferred tax liabilities	(3,219)

Net assets acquired	25,997
In process research and development	1,420

Total consideration	$27,417

     The following table lists the components of $7.9 million identifiable intangible assets and their respective useful lives.

	Estimated Fair
Identifiable intangible assets	Value	Estimated Life

	(In thousands)	(Years)
Existing technology	$3,600	3
Patents and core technology	1,800	3
Customer relationships	1,080	3
Distributor relationships	90	2
Foundry agreement	930	2
Order backlog	350	0.5

Total identifiable intangible assets	$7,850

     The identifiable intangible assets of $7.9 million are amortized from six months to three years. The following table summarizes the annual amortization expenses through 2006.

Amortization Expenses for	Amounts

Year Ending December 31	(In thousands)

2003	$1,841
2004	2,670
2005	2,385
2006	954

Total	$7,850

     Summarized below are the unaudited pro forma results of ESS, reflecting the results of the Pictos acquisition from the beginning of all periods indicated. Adjustments have been made for the estimated increases in amortization of intangibles, amortization of stock-

based compensation and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring.

	Three Month Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Total revenues	$32,358	$86,037	$66,281	$165,178
Operating income (loss)	$(10,363)	$16,374	$(18,930)	$33,586
Net income	$9,345	$16,594	$1,522	$32,958
Net income per share:
Basic	$0.24	$0.37	$0.04	$0.74
Diluted	$0.23	$0.34	$0.04	$0.68

     The above amounts are based upon certain assumptions and estimates, which we believe are reasonable, and they do not reflect any potential benefit from the economy of size, which may result from our combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods indicated or of future results of operations of the combined companies.

NOTE 14. SHAREHOLDERS’ EQUITY

Stock Repurchase

     We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock, in addition to all shares that remain available for repurchase under previously announced programs, on the same terms and conditions as these prior repurchase programs.

     During the quarter ended June 30, 2003, we repurchased 760,323 shares of our common stock for an aggregate price of $4.9 million at market prices ranging from $5.93 to $6.70 per share under the stock repurchase programs approved by our Board of Directors and announced on May 7, 2002 and August 8, 2002. Upon repurchase, these shares were retired and no longer deemed outstanding. As of June 30, 2003, we have an aggregate of approximately 5,202,236 shares available for future repurchase under our stock repurchase programs.

Public Offering

     On February 1, 2002, we commenced a public offering of 4,800,000 shares of our common stock at a price of $19.38 per share. We sold 2,500,000 shares, and 2,300,000 shares were sold by the selling shareholders. ESS did not receive any of the proceeds from the sale of shares by the selling shareholders: Annie M.H. Chan, the Annie M.H. Chan Living Trust and the Shiu Leung Chan & Annie M.H. Chan Gift Trust. The selling shareholders further granted to the underwriters an over-allotment option of 720,000 shares, which were exercised on February 19, 2002. Net of underwriting discount, we received proceeds of $45,550,000 before expenses.

NOTE 15. WARRANTY

     We provide a standard twelve months warranty coverage for our products. We account for the general warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table shows the details of the product warranty accrual, as required by the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,

	(In thousands)
	2003	2002	2003	2002

Beginning balance	$550	$529	$550	$543
Accruals for warranties issued during the period	221	990	342	990
Settlements made during the period	(115)	—	(236)	(14)

Ending balance	$656	$1,519	$656	$1,519

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

     In March 2002, we acquired 2,750,000 shares of Broadmedia, Inc. (“Broadmedia”) common stock for approximately $4,200,000 in cash, representing an 8% equity interest in Broadmedia. Broadmedia is a dynamic product design and manufacturing house of OEMs with expertise in broadband network access equipment technologies. In December 2002, our Broadmedia common stock was exchanged for stock of Archtek Corporation (“Archtek”) as a result of corporate restructuring by Broadmedia and Archtek.

     In May 2003, the merger between Broadmedia/Archtek and C-Com Corporation, a publicly traded company in Taiwan, was approved by the shareholders of both companies. In connection with the merger between these two companies, ESS will receive C-Com common stock in exchange for its investment in Broadmedia. During the three months ended June 30, 2003, the Company recorded a pre-tax non-operating loss of $1.6 million to reflect the fair market value of the C-Com shares to be received.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”(“ SFAS 150”). SFAS 150 establishes the standards for issuers to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments enter into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim periods of adoption. Restatement is not permitted. We believe that the adoption of this standard will have no material impact on our financial statements.

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

     This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this quarterly report on Form 10-Q and the consolidated financial statements and notes thereto, as well as our annual report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

     We are a leading designer, developer and marketer of highly integrated digital processor chips and imaging sensor chips. Our digital processor chips are the primary processors driving digital video and audio players, including DVD, Video CD (“VCD”) and digital media players. Our imaging sensor chips offer advanced CMOS sensor and image processor solutions for digital still cameras and cellular camera phones. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We have also developed an encoding processor to address the growing demand for the digital video recorder (“DVR”) and recordable DVD players. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, consumer digital audio, PC Audio and digital imaging semiconductor products. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Japan, Taiwan, Korea, Singapore and Brazil. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Japan and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

     ESS was incorporated in California in 1984 and became a public company in 1995. In April 1999, we expanded our business beyond the semiconductor segment by establishing Vialta, a subsidiary that would operate in the internet segment. In April 2001, our Board of Directors adopted a plan to distribute to our shareholders all of our shares of Vialta. The Vialta spin-off was completed on August 21, 2001. On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation

(“Pictos”). See Note 13, “Acquisition and Related Charges.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

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

     Income from MediaTek royalties for the sale of products utilizing licensed technology will be reported as revenues based on the number of units sold as reported by MediaTek.

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

     We have goodwill and other intangible assets related to our acquisitions of NetRidium in 2000, SAS in 2001 and Pictos in 2003. In accordance with SFAS 142, we reclassified acquired workforce intangible assets, which were previously recognized apart from goodwill, as goodwill and ceased amortization of goodwill as of January 1, 2002.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of SFAS 123” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosures of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure provision of SFAS 148.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“ SFAS 150”). SFAS 150 establishes the standards for issuers to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments enter into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim periods of adoption. Restatement is not permitted. We believe that the adoption of this standard will have no material impact on our financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.7	59.1	69.1	57.9

Gross margin	32.3	40.9	30.9	42.1
Operating expenses:
Research and development	23.6	8.1	21.2	8.1
In-process research and development	4.6	—	2.2	—
Selling, general and administrative	21.4	12.9	20.8	13.0

Operating income (loss)	(17.3)	19.9	(13.3)	21.0
Non-operating income (loss), net	142.4	1.2	70.3	(0.1)

Income before benefit from income taxes	125.1	21.1	57.0	20.9
Provision for income taxes	73.8	1.0	35.5	0.5

Net Income	51.3%	20.1%	21.5%	20.4%

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Net Revenues

     Net revenues were $31.0 million for the three months ended June 30, 2003, a decrease of $55.0 million or 64.0% compared to $86.0 million for the three months ended June 30, 2002, primarily due to the decrease in sales of our DVD and VCD products.

     The following table summarizes revenues by major product category:

	Percentage of Net Revenues
	Three Months Ended,
	June 30,

	2003	2002

DVD	45%	62%
VCD	46%	30%
CDA	4%	0%
Communication and Other	3%	5%
PC Audio	1%	3%
Digital Imaging	1%	0%

Total	100%	100%

     DVD revenues were $14.0 million for the three months ended June 30, 2003, a decrease of $38.9 million, or 73.5%, from revenues of $52.9 million for the three months ended June 30, 2002 primarily due to lower unit sales and average selling prices (“ASP”) per unit. For the three months ended June 30, 2003, unit sales decreased by 58.2% and ASP per unit decreased by 36.2% from the three months ended June 30, 2002. We believe this resulted from the entry of a new competitor, MediaTek, and their introduction into the market place of a new chip which integrated the servo controller front-end functionality of a DVD player with the back-end decoder functionality. We filed a lawsuit in September, 2002 in the United States against MediaTek, requesting both damages and an injunction to stop the importation into the United States of DVD players containing the new chips that we believed infringe our intellectual property rights. On June 11, 2003, we entered into a License Agreement and Mutual Release with MediaTek. Under the terms of this confidential settlement agreement, both sides have dismissed all claims against each other and MediaTek paid a one-time license fee of $45.0 million for past damages related to sales of certain DVD products, plus on-going royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. The maximum total payment under this agreement is $90.0 million. See Non-operating Income, Net, below.

     VCD revenues were $14.3 million for the three months ended June 30, 2003, a decrease of $11.7 million, or 45.0%, from revenues of $26.0 million for the three months ended June 30, 2002, primarily due to lower ASP partially offset by an increase in volume.

     Consumer Digital Audio, or CDA, revenues were $1.3 million for the three months ended June 30, 2003 and $0 for the three months ended June 30, 2002. We introduced our CDA products to the market during the third quarter of 2002.

     Communication and Other revenues were $0.8 million for the three months ended June 30, 2003, a decrease of $3.6 million, or 81.8%, from revenues of $4.4 million for the three months ended June 30, 2002 primarily due to lower unit sales and ASP per unit. For the three months ended June 30, 2003, unit sales decreased by 66.9% and ASP per unit decreased by 45.7% from the three months ended June 30, 2002. We are no longer emphasizing this product line, which is in a mature market characterized by unit and unit price declines.

     PC Audio revenues were $0.4 million for the three months ended June 30, 2003, a decrease of $2.4 million, or 85.7%, from revenues of $2.8 million for the three months ended June 30, 2002, primarily due to lower unit sales. For the three months ended June 30, 2003, unit sales decreased by 85.4 % from the three months ended June 30, 2002. Since the technology of this product line is being incorporated into PC’s central processor chip, we are no longer emphasizing this product line.

     Digital Imaging products revenues were $0.2 million for the three months ended June 30, 2003 and $0 for the three months ended June 30, 2002. These revenues resulted from of the acquisition of Pictos in June 2003.

     International revenues accounted for approximately 99.3% of net revenues for the three months ended June 30, 2003 and 99.7% of net revenues for the three months ended June 30, 2002. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues.

Gross Margin

     Gross profit was $10.0 million, or 32.3% of net revenues, for the three months ended June 30, 2003, compared to $35.2 million, or 40.9% of net revenues, for the three months ended June 30, 2002. Gross profit decreased primarily due to the decrease in revenues. Gross profit as a percentage of net revenues decreased primarily due to lower ASP for DVD and VCD products. Partially offsetting the decrease in gross profit was a net decrease in the provision for excess and obsolete inventories of approximately $3.4 million. Excess and obsolete reserves released during the three months ended June 30, 2003 amounted to $1.8 million, compared to $1.6 million of reserves provided during the three months ended June 30, 2002. The released reserves were a result of the sale of products that had previously been fully reserved.

     As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in 2003, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development

     Research and development expenses were $7.3 million, or 23.6% of net revenues, for the three months ended June 30, 2003 compared to $7.0 million, or 8.1% of net revenues, for the three months ended June 30, 2002. The increase in research and development expenses was primarily due to higher non-recurring engineering (“NRE”) charges and depreciation expenses of $0.4 million. The increase in NRE of $0.2 million was for the development of the next generation VCD products. The increase in depreciation expense of $0.2 million was the result of the Pictos acquisition. Research and development expenses related to Pictos since the acquisition through June 30, 2003 were $0.5 million.

In-Process Research and Development

     In-process research and development expense was $1.4 million, or 4.6% of net revenues, for the three months ended June 30, 2003. This reflects the write-off of in-process research and development expenses of the digital imaging products due to the acquisition of Pictos.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $6.7 million, or 21.4% of net revenues, for the three months ended June 30, 2003 compared to $11.1 million, or 12.9% of net revenues, for the three months ended June 30, 2002. The 39.6% decrease in selling, general and administrative expenses from the three months ended June 30, 2002 was primarily due to the decrease in marketing development fund (“MDF”) expenses, outside commission expenses, and bonuses. MDF expenses decreased by $3.3 million from the three months ended June 30, 2002 primarily due to the cancellation of our MDF program, which was replaced by a rebate program. Outside commission expenses decreased by $0.9 million from the three months ended June 30, 2002 as a result of lower sales. Bonuses decreased by $0.3 million from the three months ended June 30, 2002. The decrease was partially offset by the increase of the insurance premium for the directors’ and officers’ insurance coverage. Selling, general and administrative expenses related to Pictos since the acquisition through June 30, 2003 was $0.4 million.

Non-operating Income, Net

     Net non-operating income was $44.2 million for the three months ended June 30, 2003 compared to $1.1 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, net non-operating income consisted primarily of a license fee payment of $45.0 million from MediaTek, a reimbursement of $0.5 million in legal fees associated with the MediaTek litigation, interest income of $0.6 million and rental income of $0.5 million from Vialta, partially offset by the $1.6 million write-off of our investment in Broadmedia, Inc. For the three months ended June 30, 2002, net non-operating income consisted of interest income $1.0 million.

     On June 11, 2003, we entered into a License Agreement and Mutual Release (“Agreement”) with MediaTek relating to a patent infringement lawsuit. Under the terms of the Agreement, both sides will terminate all claims against each other and MediaTek will receive a non-exclusive worldwide license to ESS’s proprietary DVD user interface and other key DVD software. The agreement requires MediaTek to pay us a one-time license fee of $45.0 million for past damages related to sales of certain DVD products, plus ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. The maximum total payments under this agreement are $90.0 million. Income from MediaTek royalties for future sales of products utilizing the licensed technology will be reported as revenues based on the number of units sold. In connection with the Agreement, we recorded a one time, pretax gain of $45.0 million in other non-operating income during the three months ended June 30, 2003. Taxes on the proceeds of the one-time license fee of $45.0 million were accrued at 53% to provide for potential US income tax and Taiwanese withholding tax associated with this payment. ESS and MediaTek are working with the Taiwanese tax authority to determine our tax withholding obligations in Taiwan related to this payment. Tax expenses may be adjusted in accordance with the future resolution of this issue.

Provision for Income Taxes

     Our effective tax rate was 59% for the three months ended June 30, 2003 compared to 5% for the three months ended June 30, 2002. The principal reason for the increase in our tax rate from our historic effective tax rate of 5% is the various income and withholding taxes accrued for the $45.0 million one-time license fee payment under the MediaTek settlement. ESS and MediaTek are working with the Taiwanese tax authority regarding to determine our tax withholding obligations in Taiwan related to this payment. Tax expense may be adjusted in accordance with the future resolution of this issue. The 5 % tax rate for the three months ended June 30, 2002 is primarily due to the lower foreign tax rate on earnings from our foreign subsidiary, which were considered to be permanently reinvested, and tax credits.

Net Income

     Net income for the three months ended June 30, 2003 was $15.9 million compared to $17.3 million for the three months ended June 30, 2002. The $1.4 million decrease was primarily due to lower gross profit resulting from lower sales volume and ASP per unit, offset by the one-time license fee payment from MediaTek and lower operating expenses.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Net Revenues

     Net revenues were $64.2 million for the six months ended June 30, 2003, a decrease of $101.0 million or 61.1% compared to $165.2 million for the six months ended June 30, 2002 primarily due to the decreased sales of our DVD and VCD products.

     The following table summarizes revenues by major product category:

	Percentage of Net Revenues
	Six Months Ended
	June 30,

	2003	2002

DVD	43%	60%
VCD	48%	30%
Communication and Other	4%	5%
CDA	3%	0%
PC Audio	2%	5%
Digital Imaging	0%	0%

Total	100%	100%

     DVD revenues were $28.0 million for the six months ended June 30, 2003, a decrease of $70.5 million, or 71.6%, from revenues of $98.5 million for the six months ended June 30, 2002 primarily due to lower unit sales and ASP per unit. For the six months ended June 30, 2003, unit sales decreased by 55.8% and ASP per unit decreased by 35.8% from the six months ended June 30, 2002. We believe this resulted from the entry of a new competitor, MediaTek, and their introduction into the market place of a new chip which integrated the servo controller front-end functionality of a DVD player with the back-end decoder functionality. We filed a lawsuit in September, 2002 in the United States against MediaTek, requesting both damages and an injunction to stop the importation into the United States of DVD players containing the new chips that we believed infringe our intellectual property rights. On June 11, 2003, we entered into a License Agreement and Mutual Release with MediaTek during the quarter. Under the terms of this confidential settlement agreement, both sides have dismissed all claims against each other and MediaTek will pay a one-time license fee of $45.0 million for past damages related to sales of certain DVD products, plus on-going royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. The maximum total payment under this agreement is $90.0 million. See Non-operating Income, Net under Comparison of Three Months Ended June 30, 2003 and June 30, 2002.

     VCD revenues were $30.9 million for the six months ended June 30, 2003, a decrease of $19.4 million, or 38.6%, from revenues of $50.3 million for the six months ended June 30, 2002, primarily due to lower ASP per unit partially offset by an increase in volume.

     Communication and Other revenues were $2.1 million for the six months ended June 30, 2003, a decrease of $5.8 million, or 73.4%, from revenues of $7.9 million for the six months ended June 30, 2002, primarily due to a decrease in both unit sales and ASP per unit. For the six months ended June 30, 2003, unit sales decreased by 55.3% and ASP per unit decreased by 40.6% from the six months ended June 30, 2002. We are no longer emphasizing this product line, which is in a mature market characterized by unit and unit price declines.

     Consumer Digital Audio, or CDA, revenues were $1.8 million for the six months ended June 30, 2003 and $0 for the six months ended June 30, 2002. We introduced our CDA products to the market during the third quarter of 2002.

     PC Audio revenues were $1.3 million for the six months ended June 30, 2003, a decrease of $7.1 million, or 84.5%, from revenues of $8.4 million for the six months ended June 30, 2002, primarily due to a decrease in unit sales. For the six months ended June 30, 2003, unit sales decreased by 84.9 % from the six months ended June 30, 2002. Since the technology of this product line is being incorporated into PC’s central processor chip, we are no longer emphasizing this product line.

     Digital Imaging products revenues were $0.2 million for the six months ended June 30, 2003 and $0 for the six months ended June 30, 2002. The revenues were the result of the acquisition of Pictos Technologies, Inc. in June 2003.

     International revenues accounted for approximately 99.5% of net revenues for the six months ended June 30, 2003 and 99.4% of net revenues for the six months ended June 30, 2002. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues.

Gross Margin

     Gross profit was $19.8 million, or 30.9% of net revenues, for the six months ended June 30, 2003, compared to $69.5 million, or 42.1% of net revenues, for the six months ended June 30, 2002. Gross profit decreased primarily due to the decrease in revenues. Gross profit as a percentage of net revenues decreased primarily due to lower ASP per unit for DVD and VCD products. Partially offsetting the decrease in gross profit was a net decrease in the provision for excess and obsolete inventories of approximately $6.3 million. Excess and obsolete reserves released during the six months ended June 30, 2003 amounted to $4.7 million, compared to reserves provided during the six months ended June 30, 2002 amounted to $1.6 million. The released reserves were a result of the sale of products that had previously been fully reserved.

     As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in 2003, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development

     Research and development expenses remained relatively flat at $13.6 million, or 21.2% of net revenues, for the six months ended June 30, 2003 compared to $13.4 million, or 8.1% of net revenues, for the six months ended June 30, 2002. We expect that research and development will continue to be critical to our business as we introduce new products. Research and development expenses related to Pictos from the acquisition through June 30, 2003 was $0.5 million.

In-Process Research and Development

     In-process research and development expense was $1.4 million, or 2.2% of net revenues, for the six months ended June 30, 2003. This reflects the write-off of in-process research and development expenses of the digital imaging products due to the acquisition of Pictos.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $13.3 million, or 20.8% of net revenues, for the six months ended June 30, 2003 compared to $21.4 million, or 13.0% of net revenues, for the six months ended June 30, 2002. The 37.9% decrease in selling, general and administrative expenses from the six months ended June 30, 2002 was primarily due to the decrease in marketing development fund (“MDF”) expenses, outside commission expenses and bonuses. MDF expenses decreased by $6.4 million from the six months ended June 30, 2002 primarily due to the cancellation of our MDF program, which was replaced by a rebate program. Outside commission expenses decreased by $1.4 million from the six months ended June 30, 2002 as a result of lower sales. Bonuses decreased by $0.5 million from the six months ended June 30, 2002. The decrease was partially offset by the increase insurance premium mainly for the directors’ and officers’ insurance coverage. Selling, general and administrative expenses related to Pictos from the acquisition through June 30, 2003 was $0.4 million.

Non-operating Income (Loss), Net

     Net non-operating income (loss) was $45.1 million for the six months ended June 30, 2003 compared to ($0.2) million for the six months ended June 30, 2002. For the six months ended June 30, 2003, net non-operating income consisted primarily of a license fee payment of $45.0 million from MediaTek, interest income of $1.4 million and rental income of $0.9 million from Vialta, partially offset by the ($2.0) million write-off on our investment in Broadmedia, Inc. For the six months ended June 30, 2002, net non-operating loss consisted of ($2.5) million of “other than temporary” write-down on our investment in the stock of Cisco Systems, Inc., ($0.4) million write-down on our investment in Broadmedia, partially offset by interest income of $1.9 million and rental income of $0.9 million from Vialta. See Non-operating Income, Net under Comparison of Three Months Ended June 30, 2003 and June 30, 2002.

Provision for Income Taxes

     Our effective tax rate was 62% for the six months ended June 30, 2003 compared to 5% for the six months ended June 30, 2002. The principal reason for the increase in our tax rate from our historic effective tax rate of 5% is the various income and withholding taxes accrued for the one-time $45.0 million license fee payment under the MediaTek settlement. ESS and MediaTek are working with the Taiwanese tax authority regarding to determine our tax withholding obligations in Taiwan related to this payment. Tax expense may be adjusted in accordance with the future resolution of this issue. The 5% tax rate for the six months ended June 30, 2002 is primarily due to lower foreign tax rate on earnings from our foreign subsidiary, which were considered to be permanently reinvested, and tax credits.

Net Income

     Net income for the six months ended June 30, 2003 was $13.8 million compared to $33.7 million for the six months ended June 30, 2002. The $19.9 million decrease was primarily due to lower gross profit resulting from lower sales volume and ASP per unit, offset by the license fee payment from MediaTek and by the decrease in the operating expenses.

Acquisitions and Related Charges

Pictos

     On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”), for $27.0 million in total consideration. Pictos, based in Newport Beach, CA, was a privately held company that designs, manufactures and markets digital imaging semiconductor products. The acquisition expands our product lines in the digital consumer electronics market with advanced CMOS sensor and image processor solutions for digital still cameras and cellular camera phones. The acquisition was accounted for as purchase combination under FAS 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated balance sheet as of June 9, 2003, the effective date of the purchase. The results of operations are included in our condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of ESS and Pictos.

     We allocated the purchase price of $27.0 million and $417,000 of legal and other professional expenses directly associated with the acquisition based on an independent appraisal. The fair value of $1.4 million allocated to in-process research and development was expensed immediately during the three months ended June 30, 2003. Identifiable intangible assets of $7.9 million will be amortized over their respective estimated useful lives of six months to three years.

     The total purchase price of $27.4 million were preliminary allocated as follows:

Purchase price allocation	Amounts

(In thousands)
Tangible assets	$8,160
Identifiable intangible assets	7,850
Goodwill	18,144

Total assets acquired	34,154
Liabilities assumed	(4,938)
Deferred tax liabilities	(3,219)

Net assets acquired	25,997
In process research and development	1,420

Total consideration	$27,417

SAS

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

     As of June 30, 2003, the SAS design team is concentrating on video product development, and designs from this group have been integrated into several video products. SAS has several patent applications pending and intends to seek further U.S. and international patents on its technology whenever possible.

NetRidium

     NetRidium Communications, Inc. (“NetRidium”) was founded in January 1999 and was acquired in February 2000, when it was still a development-stage company with no revenue. We acquired NetRidium with net cash of $4.3 million. The acquisition was recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisition have been included from the date of acquisition. Purchased in-process research and development aggregating $2.6 million for the NetRidium acquisition was charged to operations in the second quarter of 2000. Technical infrastructure and covenants not to compete are being amortized over four years. In connection with the acquisition, we also granted certain option price guarantees to certain former NetRidium employees for joining ESS. We recorded approximately $0.2 million and $0.3 million as compensation expenses under this guarantee, for three months ended June 30, 2003 and 2002, respectively.

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

     Research and development expenses incurred on product development post acquisition through June 30, 2003 were approximately $14.1 million. The product was not completed until March of 2002. No significant revenues have been recognized to date nor were significant revenues originally anticipated in 2003; however, we believe that home networking is an important future market for us and this technology will be important to our efforts to exploit that market. As of June 30, 2003, net unamortized intangible assets relating to the NetRidium acquisition were approximately $550,000, including $400,000 of goodwill and $150,000 of technical infrastructure. We continue to monitor the carrying value of intangible assets related to the NetRidium acquisition in accordance with

SFAS 142 and SFAS 144.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and other short-term and long-term debt. At June 30, 2003, we had cash, cash equivalents and short-term investments of $135.9 million and working capital of $164.1 million. At June 30, 2003, we had a $10.0 million unsecured line of credit with U.S. Bank National Association, which will expire on June 5, 2006. This line of credit requires us to maintain certain financial ratios and operating results. As of June 30, 2003 and as of the filing date of this Report, we are in compliance with the borrowing criteria. As of June 30, 2003, we had $10.0 million of borrowing capability under this line of credit.

     On February 1, 2002, we commenced a public offering of 4,800,000 shares of our common stock at a price of $19.38 per share. We sold 2,500,000 shares, and 2,300,000 shares were sold by the selling shareholders. ESS did not receive any of the proceeds from the sale of shares by the selling shareholders: Annie M.H. Chan, the Annie M.H. Chan Living Trust and the Shiu Leung Chan & Annie M.H. Chan Gift Trust. The selling shareholders further granted to the underwriters an over-allotment option of 720,000 shares, which were exercised on February 19, 2002. Net of underwriting discount, we received proceeds of $45,550,000 before expenses.

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

     Net cash used in operating activities was $3.0 million for the six months ended June 30, 2003 and net cash provided by operating activities was $43.2 million for the six months ended June 30, 2002. The net cash used in operating activities for the six months ended June 30, 2003 was primarily attributable to an increase in receivable-MediaTek of $45.0 million, an increase in accounts receivables, net of $0.8 million and a decrease in accounts payable and accrued expenses of $1.1 million, partially offset by net income of $13.8 million, depreciation and amortization of $2.3 million, write-down of investments of $2.0 million, a decrease in inventory of $2.2 million, an expense for in-process research and development of $1.4 million, and an increase in income tax payable and deferred income taxes of $23.3 million. The net cash provided by operating activities for the six months ended June 30, 2002 was primarily attributable to a net income of $33.7 million, depreciation and amortization of $3.5 million, write-down of investments of $2.9 million, a decrease in accounts receivable of $8.1 million, increases in accounts payable and accrued expenses of $2.4 million and income tax payable and deferred income taxes of $3.8 million, partially offset by an increase in inventory of $11.7 million.

     Net cash used in investing activities was $32.1 million for the six months ended June 30, 2003 and $34.6 million for the six months ended June 30, 2002. The net cash used in investing activities for the six months ended June 30, 2003 was primarily attributable to the net cash paid for the acquisition of Pictos of $24.0 million, the purchase of property, plant and equipment of $2.7 million, the purchase of short-term and long-term investments of $18.3 million and $5.0 million, respectively, offset by proceeds from sales of short-term investments of $17.7 million. The net cash used in investing activities for the six months ended June 30, 2002 was primarily attributable to purchase of short-term and long-term investments of $45.6 million and $5.2 million, respectively and purchase of property, plant and equipment of $0.4 million, offset by proceeds from sales of short-term and long-term investments of $15.1 million and $0.4 million, respectively, and proceeds from the sale of Cisco stock of $1.0 million.

     Net cash used in financing activities was $28.4 million for the year ended June 30, 2003, and net cash provided by financing activities was $14.1 million for the six months ended June 30, 2002. The net cash used in financing activities for the six months ended June 30, 2003 was primarily attributable to cash paid for repurchase of common stock of $29.3 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $0.9 million. The net cash provided by financing activities for the six months ended June 30, 2002 was primarily attributable to proceeds from the sale of common stock in the public offering of $45.2 million and issuance of common stock under employee stock plans of $7.7 million, partially offset by cash paid for repurchase of common stock of $38.8 million.

     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $5.0 million.

We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of June 30, 2003, together with short-term investments, funds expected to be generated by operations, available borrowings under our line of credit and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.

Commitments and Contingencies

     We maintain leased office space in various locations, in addition to certain testing equipment leased from third parties. Future minimum rental payments under these operating leases are as follows:

Year Ending December 31,	Amounts

(In thousands)
2003	$1,594
2004	444
2005	78
2006	16

Total	$2,132

     As of June 30, 2003, our commitments to purchase inventory from the third-party contractors aggregated approximately $18.8 million. Under these contractual agreements, we may order inventory from time to time depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies arrangements. As of June 30, 2003, commitments under these arrangements totaled $1.5 million. There are no material commitments for these arrangements extending beyond 2006.

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

Stock Repurchase

     During this quarter, we repurchased 760,323 shares of our common stock for an aggregate price of $4.9 million at market prices ranging from $5.93 to $6.70 per share under the stock repurchase programs approved by our Board of Directors and announced on May 7 and August 8, 2002. Upon repurchase, these shares were retired and no longer deemed outstanding. We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5 million shares of our common stock, in addition to all shares that remain available for repurchase under previously announced programs, on the same terms and conditions as these prior repurchase programs. As of August 1, 2003, we have an aggregate of approximately 5,202,236 shares available for future repurchase under our stock repurchase programs.

Factors That May Affect Future Results

Our business is highly dependent on the expansion of the consumer electronics market.

     Since the second half of 2001, we have shifted our primary focus from the PC Audio business to developing products primarily for the consumer digital home entertainment market. Currently, our sales of video system processor chips to the DVD and VCD (including VCD and SVCD) player markets account for a majority of our net revenues. We expect that the consumer digital home entertainment market will continue to account for a significant portion of our net revenues for the foreseeable future. Further, we continue to invest in new product lines such as our Digital Imaging products that target the consumer electronics market. However, our strategy in this market may not be successful. Given the current economic environment and other competing consumer electronics products, consumer spending on DVD players and other home electronics may not increase as expected or may even weaken or fall. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

     Sales through our largest distributor Dynax Electronics (HK) LTD (a Hong Kong based company) were approximately 69% and 61% of our net revenues as of the three months ended June 30, 2003 and 2002, respectively. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has certain rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customers. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant account receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace Dynax Electronics as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace Dynax Electronics in a timely manner or if a replacement were found that the new distributor would be as effective as Dynax Electronics in generating revenue for us.

Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.

     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended June 30, 2003, sales to our top five end customers (including end-customers that buy our products from our distributor Dynax Electronics (HK) LTD (“Dynax Electronics”)) were approximately 40% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.

     To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. As of June 30, 2003, we had 41 patents granted in the United States. These patents will expire over time commencing in 2008 and ending in 2021. In addition, as of June 30, 2003, we had 15 corresponding foreign patents, which are going to expire over time commencing in 2005 and ending in 2020. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent, as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

     Substantially all of our sales are to customers in China, Hong Kong, Japan, Taiwan, Korea, Singapore and Brazil. During the second quarter of 2003, sales to customers in China, Hong Kong and Japan were in excess of 83% of our net revenues. If our sales in one of these markets, such as China, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

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

     Our products are designed to conform to current specific industry standards, however, we have no control of future modifications to these standards. Manufacturers may not continue to follow the current standards, which would make our products less desirable to manufacturers and reduce our sales. Our success is highly dependent upon our ability to develop new products in response to these changing industry standards.

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

     The following factors may affect our ability to compete in our highly competitive markets:

•	The timely shipment of our anticipated DVD integrated chip, Vibratto II;

•	The timely shipment of the next generation of our current DVD decoder chip, Vibratto S;

•	The timely shipment of our new VCD chip, Visba IV; (need to update)

•	The price, quality and performance of our products and the products of our competitors;

•	The timing and success of our new product introductions and those of our customers and competitors;

•	The emergence of new multimedia standards;

•	The development of technical innovations;

•	The ability to obtain adequate foundry capacity and sources of raw materials;

•	The rate at which our customers integrate our products into their products;

•	The number and nature of our competitors in a given market; and

•	The protection of our intellectual property rights.

The value of our common stock may be adversely affected by market volatility.

     The price of our common stock fluctuates significantly. Many factors influence the price of our common stock, including:

•	Future announcements concerning us, our competitors or our principal customers, such as quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	The liquidity within the market for our common stock;

•	Sales by our officers, directors and other insiders;

•	Investor perceptions concerning the prospects of our business and the semiconductor industry;

•	Market conditions and investor sentiment affecting market prices of equity securities of high technology companies; and

•	General economic, political and market conditions, such as recessions or international currency fluctuations.

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

Interest Rate Risks

     We also invest in short-term investments. Consequently, we are exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than three years. All of the investments have been classified as available for sale, and on June 30, 2003, the fair market value of our investments approximated their costs.

Item 4. Disclosure Controls and Procedures

     The Company maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We also established a disclosure committee that consists of certain members of the Company’s senior management.

     The disclosure committee, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On September 27, 2002, we filed a complaint in the United States District Court for the Northern District of California (Case No. C02-04705) against MediaTek Incorporation, a Taiwanese company (“MediaTek”), alleging copyright infringement and unfair competition. The complaint seeks damages and an injunction barring importation into the United States of certain MediaTek semiconductor chips alleged to infringe our proprietary intellectual property as well as all downstream products, specifically DVD players, incorporating such MediaTek chips. We believe that MediaTek unlawfully acquired and copied our proprietary source code and graphical user interface relating to our DVD products, and then used that technology to target our customers and market MediaTek’s chips in unfair competition. Simultaneous with the complaint, we filed a motion for expedited discovery to force MediaTek to turn over the suspected infringing code for expert analysis in support of a temporary restraining order. MediaTek’s source code was produced at the end of December 2002. On February 26, 2003, MediaTek answered the complaint, asserting affirmative defenses and counterclaims for a declaratory judgment of non-infringement and for trade secret misappropriation. On March 7, 2003, we filed a motion for preliminary injunction against MediaTek’s manufacture, distribution, and importation of DVD chips, or in the alternative, for an expedited trial on our copyright claims. We also sought a recall order requiring MediaTek to recall all DVD chips from its customers, distributors, retailers, and end users. On June 11, 2003, we entered into a License Agreement and Mutual Release with MediaTek. Under the terms of this confidential settlement agreement, both sides have dismissed all claims against each other in consideration of a license fee and royalty payment to ESS of up to $90.0 million, MediaTek will receive a non-exclusive worldwide license to ESS’ proprietary DVD user interface and other key DVD software.

     After we revised our revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of our common stock, purporting to represent a class of similarly aggrieved shareholders, filed lawsuits against us. The complaints allege that we issued misleading statements regarding our business and failed to disclose material facts during the alleged class period (January 23, 2002 through September 12, 2002). To date, eight putative class action lawsuits have been filed in the United States District Court,

Northern District of California. These cases are: Daniel C. Rann v. ESS Technology, Inc., et al. (Case No. C02-4497), filed September 13, 2002; James W. Becker and Randy Bohart v. ESS Technology, Inc., et al. (Case No. C02-4695), filed September 27, 2002; Palmer Fauconnier v. ESS Technology, Inc., et al. (Case No. C02-4734), filed September 30, 2002; Mike Forrestal v. ESS Technology, Inc., et al. (Case No. C02-4739), filed September 30, 2002; Sandy Dorman v. ESS Technology, Inc., et al. (Case No. C02-4732), filed September 30, 2002; Patriot Shipping Corporation v. ESS Technology, Inc., et al. (Case No. C02-4749), filed October 1, 2002; Adam D. Saphier v. ESS Technology, Inc., et al. (Case No. C02-5028), filed October 17, 2002; and Mayer Abramowitz v. ESS Technology, Inc., et al. (Case No. C02-5354), filed on November 7, 2002. These actions have been consolidated and are proceeding as a single action under the caption “In re ESS Technology Securities Litigation.” The plaintiffs are seeking unspecified damages for the class and unspecified costs and expenses. On May 20, 2003, the Plaintiffs filed an amended complaint. ESS filed a Motion to Dismiss on June 18, 2003, which is scheduled to be heard on August 22, 2003. Discovery is on hold through the pleading stage and no trial date has been set.

     Similarly, after we revised our revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of our common stock, purporting to represent the corporation, have brought derivative suits against us as a nominal defendant and certain of our officers and directors, alleging, among other things, breaches of fiduciary duty and insider trading. To date, three derivative suits have been filed in the California Superior Court, Alameda County. These cases are: Robert Haven, Derivatively on Behalf of ESS Technology v. Blair, et al. (Case No. 02-67527), filed October 3, 2002, James Shroff, Derivatively on Behalf of ESS Technology v. Blair, et al. (Case No. 02-68418), filed Octobers 10, 2002 and David Chestnut, Derivatively on behalf of ESS Technology v. Chan, et al. (Case No. 02-69064), filed October 16, 2002. These actions have been consolidated and are proceeding as a single action entitled “ESS Cases.” The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and other relief. With respect to these state court derivative actions, we filed a demurrer to the claims and a motion to stay discovery on March 24, 2003. The demurrer and motion to stay discovery were heard on May 15, 2003. The Court denied the demurrer, however issued an order staying discovery pending the resolution of the pleading stage in the District Court case.

     On March 12, 2001, the Company filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208) against Brent Townshend, alleging unfair competition and patent misuse. The complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Mr. Townshend to provide the Company with a license on reasonable and nondiscriminatory terms, as is required by applicable law. The patents relate to the manufacture and sale of high-speed modems. On April 30, 2002, the Company filed an amended complaint. On September 27, 2002, Townshend filed an answer and counterclaims, alleging patent infringement. The Company filed its answer to the counterclaims on October 17, 2002. Townshend also filed patent infringement actions against Agere, Analog Devices, Cisco, and Intel, alleging infringement of the same patents. On March 7, 2003, the Court issued an order finding that the cases are related and should be tried together. The parties have agreed to mediation, which began on August 1, 2003. Discovery is currently on hold. The Company will vigorously pursue this litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of ESS Technology, Inc. was held on May 29, 2003 in Fremont, California. Of the total of 38,949,453 shares outstanding as of the record date, 35,314,023 were present or represented by proxies at the meeting. The table below presents the results of the election of the Company’s board of directors.

NOMINEE	FOR	WITHHELD

Fred S. L. Chan	34,844,547	469,476
Robert Blair	34,846,223	467,800

NOMINEE	FOR	WITHHELD

David Lee	28,696,969	6,617,054
Peter T. Mok	28,700,669	6,613,354
Dominic Ng	28,696,269	6,617,754
Alfred J. Stein, Jr.	28,693,109	6,620,914

     The shareholders approved the amendments to the 1997 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares. The proposal received 20,949,892 affirmative votes, 13,000,795 negative votes, and 1,363,337 abstentions.

     The shareholders approved the amendments to the 1995 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 500,000 shares and to extend the termination date for the 1995 Employee Stock Purchase Plan from July 31, 2005 to April 26, 2013. The proposal received 32,384,952 affirmative votes, 1,568,890 negative votes, and 1,360,182 abstentions.

     The shareholders also ratified the selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2003. The proposal received 27,440,359 affirmative votes, 7,419,282 negative votes, and 446,283 abstentions.

Items 2, 3 and 5 are not applicable for the reporting period and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated June 9, 2003, by and among Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2003.

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.49	Registrant’s 1995 Employee Stock Purchase Plan, as amended.*

10.50	Registrant’s 1997 Equity Incentive Plan, as amended.*

10.51	License Agreement and Mutual Release dated June 11, 2003 (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits).**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan of arrangement.

**	Confidential treatment requested as to certain portions of this agreement.

     (b)  Reports on Form 8-K:

     On April 30, 2003, we filed a Current Report on Form 8-K under Item 9 furnishing our consolidated financial results for the first quarter of fiscal year 2003. On June 12, 2003, we filed a Current Report on Form 8-K under Item 9 furnishing a press release, announcing the signing of a worldwide license agreement with MediaTek, Inc. and the settlement of all litigation with MediaTek, Inc. On June 24, 2003 we filed an 8-K announcing our acquisition of Pictos Technologies, Inc. for $27 million in cash pursuant to the Agreement and Plan of Merger dated June 9, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)

Date: August 14, 2003	By:	/s/ Robert L. Blair

Robert L. Blair
President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ James B. Boyd

James B. Boyd
Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated June 9, 2003, by and among Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2003.

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.49	Registrant’s 1995 Employee Stock Purchase Plan, as amended.*

10.50	Registrant’s 1997 Equity Incentive Plan, as amended.*

10.51	License Agreement and Mutual Release dated June 11, 2003 (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits).**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan of arrangement.

**	Confidential treatment requested as to certain portions of this agreement.