Form 10-Q
period 2003-09-30
ESS TECHNOLOGY INC
filed 2003-11-14
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003.

OR

[ ]	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from:    to:

Commission File Number: 0-26660

ESS TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA
(State or other jurisdiction of	94-2928582
incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   [X]    No   [   ]

     As of November 3, 2003 the registrant had 38,866,184 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

	(In thousands)
ASSETS
Cash and cash equivalents	$48,833	$138,072
Short-term investments	55,127	61,030
Accounts receivable, net	38,584	28,435
Related party receivable — Vialta	212	33
Receivable — MediaTek	50,000	—
Inventories, net	22,001	24,155
Prepaid expenses and other assets	3,483	2,834

Total current assets	218,240	254,559
Property, plant and equipment, net	21,192	18,985
Goodwill	43,611	2,074
Other intangible assets	12,925	249
Other assets	9,156	5,735

Total assets	$305,124	$281,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$52,391	$35,084
Income tax payable and deferred income taxes	25,555	9,474

Total current liabilities	77,946	44,558
Non-current deferred tax liability	12,926	7,676

Total liabilities	90,872	52,234
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock	171,999	196,344
Accumulated other comprehensive income (Note 8)	401	504
Retained earnings	41,852	32,520

Total shareholders’ equity	214,252	229,368

Total liabilities and shareholders’ equity	$305,124	$281,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net revenues	$48,067	$59,411	$112,210	$224,495
Net revenues from related party — Vialta	176	1,335	195	1,403

Total net revenues	48,243	60,746	112,405	225,898
Cost of revenues	33,281	45,665	77,639	141,321

Gross profit	14,962	15,081	34,766	84,577
Operating expenses:
Research and development	10,090	7,160	23,676	20,584
In-process research and development	1,270	—	2,690	—
Selling, general and administrative	8,874	6,452	22,208	27,859

Operating income (loss)	(5,272)	1,469	(13,808)	36,134
Non-operating income (loss), net	(659)	1,438	44,472	1,256

Income (loss) before provision for (benefit from) income taxes	(5,931)	2,907	30,664	37,390
Provision for (benefit from) income taxes	(8,680)	148	14,127	923

Net income	$2,749	$2,759	$16,537	$36,467

Net income per share:
Basic	$0.07	$0.06	$0.42	$0.83

Diluted	$0.07	$0.06	$0.40	$0.77

Shares used in calculating net income per share:
Basic	38,694	43,484	39,669	44,127

Diluted	40,579	45,706	40,925	47,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$16,537	$36,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,489	5,053
(Gain) loss on sale of property, plant and equipment	3	(85)
(Gain) loss from sale of investments	(32)	189
Acquired in-process research and development	2,690	—
Write-down of investments	1,986	3,262
Gain on MediaTek settlement	(45,000)	—
Changes in assets and liabilities, net of acquisition related amounts:
Accounts receivable, net	(8,612)	11,082
Related party receivable — Vialta	(179)	(303)
Receivable — MediaTek	(5,000)	—
Inventories, net	5,164	(7,429)
Prepaid expenses and other assets	1,084	(1,771)
Accounts payable and accrued expenses	8,935	(7,410)
Related party payable — Vialta	—	(47)
Income tax payable and deferred income taxes	11,428	3,923

Net cash provided (used in) by operating activities	(6,507)	42,931

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(51,874)	—
Purchase of property, plant and equipment	(3,533)	(919)
Sale of property, plant and equipment	3	85
Purchase of short-term investments	(20,494)	(52,846)
Sale of short-term investments	26,062	18,979
Purchase of long-term investments	(5,000)	(5,212)
Sale of long-term investments	—	440
Proceeds from sales of Cisco stock	—	1,009

Net cash used in investing activities	(54,836)	(38,464)

Cash flows from financing activities:
Repurchase of common stock	(29,301)	(40,293)
Issuance of common stock from public offering	—	45,181
Issuance of common stock under employee stock purchase plan and stock option plans	1,405	8,523

Net cash provided by (used in) financing activities	(27,896)	13,411

Net increase (decrease) in cash and cash equivalents	(89,239)	17,878
Cash and cash equivalents at beginning of period	138,072	96,995

Cash and cash equivalents at end of period	$48,833	$114,873

Supplemental disclosure of cash flow information
Cash paid for income taxes	$(2,878)	$(237)
Cash refund for income taxes	$4	$3,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS

     We are a leading designer, developer and marketer of highly integrated digital processor chips and imaging sensor chips. Our digital processor chips are the primary processors driving digital video and audio players, including DVD, Video CD (“VCD”) and digital media players. Our imaging chips offer advanced CMOS sensor and image processor solutions for digital still cameras and cellular camera phones. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We have also developed an encoding processor to address the growing demand for digital video recorders (“DVR”), recordable DVD players, digital still cameras and digital camcorders. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, consumer digital audio, PC Audio and digital imaging semiconductor products. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths. The terms “Company,” “we,” “us,” “our,” and similar terms refer to ESS Technology, Inc. and its subsidiaries, unless the context otherwise requires.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Korea, Japan, Singapore and Turkey. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States.

     We were incorporated in California in 1984 and became a public company in 1995. In April 1999, we expanded our business beyond the semiconductor segment by establishing Vialta, Inc. (“Vialta”), a subsidiary that would operate in the internet segment. In April 2001, our Board of Directors adopted a plan to distribute to our shareholders all of our shares in Vialta. The Vialta spin-off was completed on August 21, 2001. See Note 11, “Related Party Transactions.” On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”). On August 15, 2003, we acquired 100% of the outstanding shares of Divio, Inc., a California corporation (“Divio”). See Note 13, “Acquisition and Related Charges.”

NOTE 2. BASIS OF PRESENTATION

     Our interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as, the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2002 included in our annual reports on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income
As reported	$2,749	$2,759	$16,537	$36,467
Stock-based compensation expense included in reported net income	—	—	—	—
Amortization of stock compensation expense	(2,450)	(2,859)	(7,045)	(8,215)

Pro forma net income (loss)	$299	$(100)	$9,492	$28,252

Net income (loss) per share — basic:
As reported	$0.07	$0.06	$0.42	$0.83
Pro forma	$0.01	$(0.00)	$0.24	$0.64
Net income (loss) per share — diluted:
As reported	$0.07	$0.06	$0.40	$0.77
Pro forma	$0.01	$(0.00)	$0.23	$0.60

     The fair value of each option granted under our stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months and nine months ended September 30, 2003 and 2002:

	Employee Stock Option Plans

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average risk-free interest rate	1.92%	2.04%	1.80%	2.70%
Expected volatility	93%	100%	94%	99%
Weighted average expected life (in years)	3.14	3.77	3.17	4.03
Weighted average grant date fair value	$9.29	$12.47	$8.58	$13.93

     Pro forma compensation expense for the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions for three months and nine months ended September 30, 2003 and 2002:

	1995 Employee Stock Purchase Plan

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.01%	1.01%	1.01%	1.01%
Expected volatility	55%	108%	55%	108%
Expected life (in months)	6	6	6	6
Weighted average grant date fair value	$1.99	$2.45	$1.84	$3.55

     Because additional option grants are expected to be made from our stock option plans and additional shares are expected to be purchased under the Purchase Plan in the future, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future periods.

NOTE 3. BALANCE SHEET COMPONENTS

	September 30,	December 31,
	2003	2002

	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$14,408	$14,121
U.S. government notes and bonds	34,425	123,951

	$48,833	$138,072

Short-term investments:
U.S. government notes and bonds	$54,940	$60,426
Marketable equity securities	—	46
Unrealized gain on short-term investment	187	558

	$55,127	$61,030

Accounts receivable, net:
Accounts receivable	$39,602	$29,384
Less: allowance for doubtful accounts	(1,018)	(949)

	$38,584	$28,435

Inventories, net:
Raw materials	$2,098	$12,569
Work-in-process	3,959	7,138
Finished goods	15,944	4,448

	$22,001	$24,155

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	24,132	23,339
Machinery and equipment	34,470	31,905
Furniture and fixtures	14,806	13,482

	76,268	71,586
Less: accumulated depreciation	(55,076)	(52,601)

	$21,192	$18,985

Other assets:
Investments	$7,569	$4,266
Other	1,587	1,469

	$9,156	$5,735

Accounts payable and accrued expenses:
Accounts payable	$18,410	$10,045
Accrued compensation costs	6,186	4,033
Accrued commission and royalties	10,545	10,842
Marketing and advertising related accruals	—	1,876
Deferred revenue related to distributor sales, net of deferred cost of goods sold	5,559	818
Deferred revenue-MediaTek	5,000	—
Other accrued liabilities	6,691	7,470

	$52,391	$35,084

NOTE 4. MARKETABLE SECURITIES

     The amortized costs and estimated fair value of securities available-for-sale as of September 30, 2003 and December 31, 2002 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2003	Cost	Gains	Loss	Value

	(In thousands)
Money market accounts & currencies	$104	$—	$—	$104
Municipal bonds	54,660	50	—	54,710
Corporate debt securities	30,646	102	(3)	30,745
Corporate equity securities	1,012	302	—	1,314
Government agency bonds	4,059	38	—	4,097

Total available-for-sale	90,481	492	(3)	90,970
Less: Cash equivalents	34,529	—	—	34,529
Short-term marketable securities	54,940	190	(3)	55,127

Long-term marketable securities	$1,012	$302	$—	$1,314

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Loss	Value

	(In thousands)
Money market accounts	$129	$—	$—	$129
Municipal bonds	142,341	61	—	142,402
Corporate debt securities	36,108	374	(5)	36,477
Corporate equity securities	1,058	139	—	1,197
Government agency bonds	5,928	93	—	6,021

Total available-for-sale	$185,564	$667	$(5)	$186,226
Less: Cash equivalents	124,080	—	—	124,080
Short-term marketable securities	60,472	563	(5)	61,030

Long-term marketable securities	$1,012	$104	$—	$1,116

     The contractual maturities of debt securities classified as available-for-sale as of September 30, 2003 regardless of the consolidated balance sheet classification are as follows:

September 30, 2003	Estimated Fair Value

(In thousands)
Maturing 90 days or less from purchase	$34,425
Maturing between 90 days and one year from purchase	23,255
Maturing more than one year from purchase	31,872

Total available-for-sale debt securities	$89,552

     Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the nine months ended September 30, 2003 and 2002 were not material to our financial position or results of operations.

NOTE 5. DEBT

     We have a $10.0 million unsecured line of credit with U.S. Bank National Association, which will expire on June 5, 2006. Under the terms of the agreement, we may borrow at a fixed rate of LIBOR plus 1.5% or prime rate. The prime rate was 4% on September 30, 2003. The line of credit requires us to achieve certain financial ratios and operating results. As of September 30, 2003, we were in compliance with the borrowing criteria and had $10.0 million of borrowing capability under this line of credit.

NOTE 6. EARNINGS PER SHARE

     Earnings Per Share (“EPS”) is calculated in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires us to report both basic EPS, which is based on the weighted average number of common stock outstanding, and diluted ESP, which is based on the weighted average number of common stock outstanding and all dilutive potential common stock outstanding. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended September 30,

	2003			2002

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

		(In thousands, except per share amounts)
Basic EPS	$2,749	38,694	$0.07	$2,759	43,484	$0.06

Effects of dilutive securities:
Stock options	—	1,885	—	—	2,222	—

Diluted EPS	$2,749	40,579	$0.07	$2,759	45,706	$0.06

	Nine Months Ended September 30,

	2003			2002

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

		(In thousands, except per share amounts)
Basic EPS	$16,537	39,669	$0.42	$36,467	44,127	$0.83

Effects of dilutive securities:
Stock options	—	1,256	—	—	3,281	—

Diluted EPS	$16,537	40,925	$0.40	$36,467	47,408	$0.77

     For the three months ended September 30, 2003 and 2002, there were options to purchase approximately 3,502,464 and 3,030,000 shares, respectively, of common stock with exercise prices greater than the average market value of such common stock during the period. For the nine months ended September 30, 2003 and 2002, there were options to purchase approximately 4,143,629 and 705,000 shares, respectively, of common stock with exercise prices greater than the average market value of such common stock during the period. These options were excluded from the calculation of diluted earnings per share.

NOTE 7. NON-OPERATING INCOME (LOSS), NET

     The following table lists the major components of non-operating income (loss) for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)
Licensing fee from MediaTek settlement	$—	$—	$45,000	$—
Legal fee relate to MediaTek settlement	—	—	(515)	—
Taiwanese tax exemption application fee	(1,500)		(1,500)
Interest income	472	830	1,894	2,710
Write-down of investments	—	(350)	(1,986)	(3,262)
Vialta rental income	128	463	1,054	1,389
Other	241	495	525	419

Total non-operating income (loss)	$(659)	$1,438	$44,472	$1,256

MediaTek Settlement

     On June 11, 2003, we entered into a License Agreement and Mutual Release (the “Settlement Agreement”) with MediaTek Incorporation (“MediaTek”) relating to a copyright infringement lawsuit. Under the terms of the Settlement Agreement, both sides terminated all claims against each other and MediaTek received a non-exclusive worldwide license of our proprietary DVD user interface and other key DVD software. Under the Settlement Agreement, MediaTek paid us a one-time license fee of $45.0 million related to sales of certain DVD products and would pay ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of

$45.0 million. The maximum total payments under the Settlement Agreement are $90.0 million. Income from MediaTek royalty payments resulting from future sales of products utilizing the licensed technology will be reported as revenues based on the number of units sold. As of September 30, 2003, no revenues have been recognized from MediaTek royalty payments. In connection with the Settlement Agreement, we recorded a one-time, pre-tax gain of $45.0 million in other non-operating income during the three months ended June 30, 2003. Taxes on the proceeds of the one-time license fee of $45.0 million were initially accrued at 53% during the three months ended June 30, 2003 to provide for potential US income tax and Taiwanese withholding tax associated with this payment. In September 2003, we obtained a favorable tax-exempt ruling from the Taiwan government for the MediaTek settlement. Accordingly, we recorded a $5.9 million tax benefit during the three months ended September 30, 2003.

NOTE 8. COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income and the change in unrealized gain (loss) on marketable securities. Comprehensive income was $2.7 million for the three months ended September 30, 2003 and comprehensive income was $2.7 million for the three months ended September 30, 2002. The following table reconciles net income to comprehensive income for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)
Net income	$2,749	$2,759	$16,537	$36,467
Change in unrealized gain (loss) on marketable equity securities	(39)	(24)	(103)	1,508

Total comprehensive income	$2,710	$2,735	$16,434	$37,975

     The following table shows the individual components of accumulated other comprehensive income as of September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

	(In thousands)
Unrealized gain on MosChip shares	$187	$180
Unrealized gain on C-Com shares	98	—
Unrealized gain on marketable equity securities	116	324

Accumulated other comprehensive income	$401	$504

NOTE 9. SEGMENT INFORMATION

     We operate in one reportable business segment: the semiconductor segment. We design, develop, support, manufacture and market highly integrated mixed-signal semiconductor, hardware, software and system solutions for DVD, VCD, Recordable, which includes digital video recorder (“DVR”) and recordable DVD players, Consumer digital media (formerly Consumer Digital Audio (“CDA”)), Digital Imaging and PC Related and Other (formerly PC Audio, Communication and Other) products.

     The following table summarizes revenues for the three months and nine months ended September 30, 2003 and 2002 by major product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
DVD	$19,178	$37,815	$46,818	$136,343
VCD	18,626	17,612	49,476	67,901
Recordable	4,900	—	5,215	—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Consumer digital media	1,317	—	3,141	—
Digital Imaging	3,149	—	3,315	—
PC Related and Other	1,073	5,319	4,440	21,654

Total	$48,243	$60,746	$112,405	$225,898

NOTE 10. COMMITMENTS AND CONTINGENCIES

     We maintain leased office space in various locations, and lease certain testing equipment from third parties. Future minimum rental payments under these operating leases are as follows:

Year Ending December 31,	Amounts

(In thousands)
2003	$650
2004	541
2005	89
2006	34

Total	$1,314

     As of September 30, 2003, our commitments to purchase inventory from the third-party contractors aggregated approximately $39.6 million. Under these contractual agreements, we may order inventory from time to time depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of September 30, 2003, commitments under these arrangements totaled $1.2 million. There are no material commitments for these arrangements extending beyond 2006.

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

     In connection with the spin-off of Vialta in August 2001, we entered into a Master Distribution Agreement that outlines the general terms and conditions of the distribution and a number of ancillary agreements that govern the various relationships between Vialta and us following the spin-off. The spin-off agreements, which include the Master Distribution Agreement and its ancillary agreements, consisting of the Master Technology Ownership and License Agreement, the Employee Matters Agreement, the Tax Sharing and Indemnity Agreement, the Real Estate Matters Agreement, the Master Confidential Disclosure Agreement, and the Master Transitional Services Agreement, provide for contractual obligations between the parties that are not expected to have any material impact on our revenues, operating results or cash flows.

     The Master Technology Ownership and License Agreement supercedes the prior Intellectual Property and Research and Development Agreements between Vialta and us and allocates ownership rights generally along our product lines and those of Vialta. In the Master Technology Ownership and License Agreement, we acknowledge Vialta’s exclusive ownership of specific technology and trademarks related to Vialta’s products. Vialta has unrestricted rights to use the assigned technology and related trademarks that Vialta alone owns. The Master Technology Ownership and License Agreement does not obligate either Vialta or us to provide to the other improvements that it makes to its own technology.

     The Employee Matters Agreement allocates responsibilities relating to current and former employees of Vialta and their participation in any benefit plans that we have sponsored and maintained. Prior to the distribution, we transferred to Vialta approximately 9,839,672 shares of Vialta Class A common stock. This same number of shares of Vialta Class A common stock has been authorized and reserved for issuance under the Vialta 2001 Non-Statutory Stock Option Plan. Immediately prior to the distribution, Vialta granted options to all of our employees who held our options, based on our options outstanding as of the record date for the spin-off distribution. As a result, on the date of the distribution, approximately 9,839,672 of the total shares authorized under the 2001 Non-Statutory Stock Options Plan became subject to outstanding options. The resulting Vialta options vest, become exercisable, expire and are otherwise treated under terms that essentially mirror the provisions of our corresponding option held by the our employee.

     The Tax Sharing and Indemnity Agreement allocates responsibilities for tax matters between Vialta and us. Vialta will indemnify us in the event the distribution initially qualifies for tax-free treatment and later becomes disqualified as a result of actions taken by Vialta or within Vialta’s control. The Tax Sharing and Indemnity Agreement also assigns responsibilities for administrative matters such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations and similar proceedings.

     The Real Estate Matters Agreement addresses matters relating to the properties we lease to Vialta, including the Fremont facility, which currently serves as the corporate headquarters of Vialta. On July 1, 2003, we entered into the First Amendment to the Amended and Restated Commercial Lease Agreement with Vialta to reduce the size of the Fremont facility subject to the lease and adjust the rental amount. To rent the Fremont facility pursuant to the amendment, effective July 1, 2003, Vialta pays us approximately $312,000 per year, payable in monthly installments of approximately $26,000.

     The Master Confidential Disclosure Agreement provides that Vialta and us agree not to disclose confidential information of the other except in specific circumstances or as may be permitted in an ancillary agreement.

     The Master Transitional Services Agreement governs corporate support services that we have agreed to provide to Vialta, including, without limitation, information technology systems, human resources administration, product order administration, customer service, buildings and facilities and finance and accounting services, each as specified and on the terms set forth in the Master Transitional Services Agreement and in the schedules to the Master Transitional Services Agreement. The Master Transitional Services Agreement also provides for the provision of additional services identified from time to time after the distribution date that Vialta reasonably believes were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the Master Distribution Agreement, so long as the provision of such services would not significantly disrupt our operations or significantly increase the scope of our obligations under the agreement. The Master Transitional Services Agreement expired on August 21, 2002, although we intend to continue to provide and charge Vialta on a per usage basis for IT hardware support, cafeteria and the corporate dormitory.

     Our only other agreement with Vialta is a supply agreement under which we agree to give Vialta the best price available to any other customers. We supply chips to Vialta from time to time pursuant to standard purchase orders issued under this supply agreement. We anticipate that we will continue to provide products and services to Vialta under the terms of this supply agreement.

     The following is a summary of major transactions between Vialta and us for the periods presented:

	TRANSACTION BETWEEN ESS AND VIALTA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Selling, general and administrative services provided to Vialta, net of charges from Vialta	$12	$11	$62	$(50)
Lease charges to Vialta under Real Estate Matters Agreement	128	463	1,054	1,389
Product purchases from Vialta	—	(54)	—	(54)
Chip purchases by Vialta	176	1,334	195	1,403

Total charges to Vialta, net of charges from Vialta	$316	$1,754	$1,311	$2,688

     We record in our Statements of Operation as an offset to our applicable operating expenses the fees we charge Vialta for the selling, general and administrative services we provide Vialta pursuant to the Master Transitional Services Agreement. We record in our Statements of Operations as other income the rent we charge Vialta pursuant to the Real Estate Matters Agreement and related agreements. Charges from us to Vialta under the Real Estate Matters Agreement are recorded in our Statements of Operations as other income. Charges for product purchases by Vialta are recorded in our Statements of Operations under Net revenues from related party — Vialta.

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

     The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through Dynax Electronics:

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
	2003	2003	2003	2002	2002

	(In thousands, except percentage data)

Net revenues	$48,243	$31,011	$33,151	$47,554	$60,746
Net revenues from Dynax Electronics	$30,118	$21,318	$22,592	$26,757	$34,498
Percentage of net revenues from Dynax Electronics	62%	69%	68%	56%	57%

     The following table summarizes Dynax Electronics’ percentage of trade accounts receivable during each of the periods presented:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2003	2003	2003	2002	2002

	(In thousands, except percentage data)

Trade accounts receivable	$39,734	$31,350	$28,041	$29,523	$30,018
Trade accounts receivable from Dynax Electronics	$30,866	$22,330	$22,408	$24,318	$20,127
Percentage of trade accounts receivable from Dynax Electronics	78%	71%	80%	82%	67%

NOTE 13. ACQUISITION AND RELATED CHARGES

Divio

     On August 15, 2003, we acquired 100% of the outstanding shares of Divio for $27.1 million in cash plus transaction costs. Divio, formerly a privately held company based in Sunnyvale, CA, designs, manufactures and markets digital encoding semiconductor products. The acquisition expands our product lines in the digital consumer electronics market with advanced MPEG 1, 2 and 4 encoders and DV codecs for digital video recorders, digital still cameras and solid-state digital camcorders. The acquisition was accounted for as purchase combination under SFAS No. 141, “Business combination,” (“SFAS 141”). Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated balance sheet as of August 15, 2003, the effective date of the purchase. The results of operations are included in our condensed consolidated results of operations since the effective date of the purchase. There were no significant differences between our accounting policies and those of Divio.

     We allocated the purchase price of $27.1 million and $2.9 million of legal, other professional expenses and other costs directly associated with the acquisition as follows based on managements’ estimates and an appraisal. The fair value of $1.3 million allocated to in-process research and development was expensed immediately during the three months ended September 30, 2003. Identifiable intangible assets of $6.3 million will be amortized over their respective estimated useful lives.

     The total purchase price, including transaction costs of $30.0 million was preliminarily allocated as follows:

Purchase price allocation	Amounts

(In thousands)
Tangible assets	$1,661
Identifiable intangible assets	6,310
Goodwill	23,393

Total assets acquired	31,364
Deferred tax liabilities	(2,587)

Net assets acquired	28,777
In process research and development	1,270

Total consideration	$30,047

     The following table lists the components of $6.3 million identifiable intangible assets and their respective useful lives.

	Estimated Fair
Identifiable intangible assets	Value	Estimated Life

	(In thousands)
Existing technology	$4,790	3	years
Patents and core technology	820	3	years
Customer contacts and related relationships	510	3	years
Partner agreements and related relationships	110	3	years
Order backlog	80	3	months

Total identifiable intangible assets	$6,310

     The following table summarizes the annual amortization expenses through 2006.

Amortization Expenses for	Amounts
Year Ending December 31,	(In thousands)

2003	$858
2004	2,077
2005	2,077
2006	1,298

Total	$6,310

Pictos

     On June 9, 2003, we acquired 100% of the outstanding shares of Pictos for $27.0 million in cash. Pictos, formerly a privately held company based in Newport Beach, CA, designs, manufactures and markets digital imaging semiconductor products. The acquisition expands our product lines in the digital imaging consumer electronics market with advanced CMOS sensor and image processor solutions for digital still cameras and cellular camera phones. The acquisition was accounted for as purchase combination under SFAS 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated balance sheet as of June 9, 2003, the effective date of the purchase. The results of operations are included in our condensed consolidated results of operations since the effective date of the purchase. There were no significant differences between our accounting policies and those of Pictos.

     We allocated the purchase price of $27.0 million and $417,000 of legal and other professional expenses directly associated with the acquisition as follows based on managements’ estimates and an appraisal. The fair value of $1.4 million allocated to in-process research and development was expensed immediately during the three months ended June 30, 2003. Identifiable intangible assets of $7.9 million will be amortized over their respective estimated useful lives.

     The total purchase cost of $27.4 million was preliminarily allocated as follows:

Purchase price allocation	Amounts

(In thousands)
Tangible assets	$8,160
Identifiable intangible assets	7,850
Goodwill	18,144

Total assets acquired	34,154
Liabilities assumed	(4,938)
Deferred tax liabilities	(3,219)

Net assets acquired	25,997
In process research and development	1,420

Total consideration	$27,417

     The following table lists the components of $7.9 million identifiable intangible assets and their respective useful lives.

	Estimated Fair
Identifiable intangible assets	Value	Estimated Life

	(In thousands)
Existing technology	$3,600	3	years
Patents and core technology	1,800	3	years
Customer relationships	1,080	3	years
Distributor relationships	90	2	years
Foundry agreement	930	2	years
Order backlog	350	6	months

Total identifiable intangible assets	$7,850

     The following table summarizes the annual amortization expenses through 2006.

Amortization Expenses for	Amounts
Year Ending December 31,	(In thousands)

2003	$1,841
2004	2,670
2005	2,385
2006	954

Total	$7,850

     Summarized below are our unaudited pro forma results, reflecting the results of the Pictos and Divio acquisitions from the beginning of all periods indicated. Adjustments have been made for the estimated increases in amortization of intangibles, amortization of stock-based compensation and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring.

	Three Month Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

		(In thousands, except per share data)

Total revenues	$47,760	$64,418	$116,129	$232,416
Operating income (loss)	$(5,649)	$(6,273)	$(30,269)	$20,914
Net income (loss)	$2,594	$(9,724)	$(539)	$17,929
Net income (loss) per share:
Basic	$0.07	$(0.22)	$(0.01)	$0.41
Diluted	$0.06	$(0.21)	$(0.01)	$0.38

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

NOTE 14. SHAREHOLDERS’ EQUITY

Stock Repurchase

     We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock, in addition to all shares that remained available for repurchase under previously announced programs, on the same terms and conditions as those prior repurchase programs.

     As of September 30, 2003, we have an aggregate of 5,202,236 shares available for future repurchase under our stock repurchase programs.

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

NOTE 15. WARRANTY

     We provide a standard twelve-month warranty coverage for our products. We account for the general warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table shows the details of the product warranty accrual, as required by the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the three months and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)

Beginning balance	$656	$1,519	$550	$543
Accruals for warranties issued during the period	—	—	342	990
Settlements made during the period	(41)	(987)	(277)	(1,001)

Ending balance	$615	$532	$615	$532

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

     In March 2002, we acquired 2,750,000 shares of Broadmedia, Inc. (“Broadmedia”) common stock for approximately $4,200,000 in cash, representing an 8% equity interest in Broadmedia. Broadmedia is a dynamic product design and manufacturing house for OEMs with expertise in broadband network access equipment technologies. In December 2002, our Broadmedia common stock was exchanged for stock of Archtek Corporation (“Archtek”) as a result of corporate restructuring by Broadmedia and Archtek.

     In May 2003, the merger between Broadmedia/Archtek and C-Com Corporation, a publicly traded company in Taiwan, was approved by the shareholders of both companies. In connection with the merger between these two companies, we were given a right to receive 5,578,571 shares of C-Com common stock in exchange for our investment in Broadmedia. During the three months ended September 30, 2003, we received 3,905,000 shares of C-Com common stock. The remaining 1,673,571 shares will be received over the next four years. During the three months ended June 30, 2003, we recorded a pre-tax non-operating loss of $1.6 million to reflect the fair market value of the C-Com shares.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new VIEs created or acquired after January 31, 2003. For arrangements entered into with VIEs created prior to February 1, 2003, the provisions of FIN 46 were originally effective as of July 1, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. We do not expect that the adoption of FIN 46 will have a material effect on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes the standards for issuers to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim periods of adoption. Restatement is not permitted. We believe that the adoption of this standard will have no material impact on our financial statements.

NOTE 18. SUBSEQUENT EVENTS

     In October 2003, pursuant to a License Agreement and Mutual Release we signed with MediaTek on June 11, 2003, we received cash of $55.0 million from MediaTek, of which $45.0 million was for the initial license fee and $10.0 million was for the first and the second installment of the quarterly royalty pre-payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, in “Factors that May Affect Future Results” below and elsewhere in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning the future of our industry, our product development, our business strategy, our future acquisitions, the continued acceptance and growth of our products, and our dependence on significant customers and distributors. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors including those discussed in “Factors that May Affect Future Results” below and elsewhere in this Report. In some cases, these statements can be identified by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, they may be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by us or any other person that the results or conditions described in such statements will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

     This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes thereto in our annual report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

     We are a leading designer, developer and marketer of highly integrated digital processor chips and imaging sensor chips. Our digital processor chips are the primary processors driving digital video and audio players, including DVD, Video CD (“VCD”) and digital media players. Our imaging chips offer advanced CMOS sensor and image processor solutions for digital still cameras and cellular camera phones. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We have also developed an encoding processor to address the growing demand for digital video recorders (“DVR”), recordable DVD players, digital still cameras and digital camcorders. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, consumer digital audio, PC Audio and digital imaging semiconductor products. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Korea, Japan, Singapore and Turkey. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

     We were incorporated in California in 1984 and became a public company in 1995. In April 1999, we expanded our business beyond the semiconductor segment by establishing Vialta, a subsidiary that would operate in the internet segment. In April 2001, our Board of Directors adopted a plan to distribute to our shareholders all of our shares of Vialta. The Vialta spin-off was completed on August 21, 2001. On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”). On August 15, 2003, we acquired 100% of the outstanding shares of Divio, Inc., a California corporation (“Divio”). See Note 13, “Acquisition and Related Charges.”

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

     The estimates of future demand, forecasted sales prices and market conditions used in the valuation of inventories form the basis for our published and internal revenue forecast. If actual results are substantially lower than the forecast, we may be required to record additional write-downs of product inventories in future periods, and this may have a negative impact on our gross margins.

Goodwill and Other Intangible Assets

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the accounting that must be applied to goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill no longer be amortized, and instead, be tested for impairment at the reporting unit level at least annually.

     We have goodwill and other intangible assets related to our acquisitions of NetRidium in 2000, SAS in 2001, and Pictos and Divio in 2003. In accordance with SFAS 142, we reclassified acquired workforce intangible assets, which were previously recognized apart from goodwill, as goodwill and ceased amortization of goodwill as of January 1, 2002.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new VIEs created or acquired after January 31, 2003. For arrangements entered into with VIEs created prior to February 1, 2003, the provisions of FIN 46 were originally effective as of July 1, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. We do not expect that the adoption of FIN 46 will have a material effect on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes the standards for issuers to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim periods of adoption. Restatement is not permitted. We believe that the adoption of this standard will have no material impact on our financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.0	75.2	69.1	62.6

Gross profit	31.0	24.8	30.9	37.4
Operating expenses:
Research and development	20.9	11.8	21.1	9.1
In-process research and development	2.6	—	2.4	—
Selling, general and administrative	18.4	10.6	19.7	12.3

Operating income (loss)	(10.9)	2.4	(12.3)	16.0
Non-operating income (loss), net	(1.4)	2.4	39.6	0.5

Income (loss) before provision for (benefit from) income taxes	(12.3)	4.8	27.3	16.5
Provision for (benefit from) income taxes	(18.0)	0.3	12.6	0.4

Net Income	5.7%	4.5%	14.7%	16.1%

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Net Revenues

     Net revenues were $48.2 million for the three months ended September 30, 2003, a decrease of $12.5 million, or 20.6%, from net revenues of $60.7 million for the three months ended September 30, 2002, primarily due to the decrease in sales of our DVD products.

     The following table summarizes revenues by major product category:

	Percentage of Net Revenues
	Three Months Ended,
	September 30,

	2003	2002

DVD	40%	62%
VCD	39%	29%
Recordable	10%	—
Consumer digital media	3%	—
Digital Imaging	6%	—
PC Related and Other	2%	9%

Total	100%	100%

     DVD revenues were $19.2 million for the three months ended September 30, 2003, a decrease of $18.6 million, or 49.2%, from revenues of $37.8 million for the three months ended September 30, 2002, primarily due to lower unit sales and decreased average selling prices (“ASP”) per unit. For the three months ended September 30, 2003, DVD unit sales decreased by 24.1% and DVD ASP per unit decreased by 33.2% from the three months ended September 30, 2002. We believe this decrease resulted from the entry in the third quarter of 2002 of MediaTek, a then new competitor, who introduced to the marketplace a DVD chip that we believed infringed our intellectual property rights. See Non-operating Income, Net under “Comparison of Nine Months Ended September 30, 2003 and September 30, 2002.”

     VCD revenues were $18.6 million for the three months ended September 30, 2003, an increase of $1.0 million, or 5.7%, from revenues of $17.6 million for the three months ended September 30, 2002, primarily due to an increase in volume, partially offset by a lower ASP.

     Recordable, or digital video recorder and recordable DVD player, revenues were $4.9 million for the three months ended September 30, 2003 and $0 for the three months ended September 30, 2002. We introduced our Recordable products to the market during the first quarter of 2003.

     Consumer digital media products revenues were $1.3 million for the three months ended September 30, 2003 and $0 for the three months ended September 30, 2002. We introduced our CDA products to the market during the third quarter of 2002.

     Digital Imaging product revenues were $3.1 million for the three months ended September 30, 2003 and $0 for the three months ended September 30, 2002. These revenues were from Pictos which we acquired in June 2003.

     PC Related and Other revenues were $1.1 million for the three months ended September 30, 2003, a decrease of $4.2 million, or 79.2%, from revenues of $5.3 million for the three months ended September 30, 2002, primarily due to lower unit sales and ASP per unit. For the three months ended September 30, 2003, unit sales decreased by 67.5% and ASP per unit decreased by 28.5% from the three months ended September 30, 2002. We are no longer emphasizing this product line, which is in a legacy market characterized by unit and unit price declines.

     International revenues accounted for approximately 99.6% of net revenues for the three months ended September 30, 2003 and 97.7% of net revenues for the three months ended September 30, 2002. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues.

Gross Profit

     Gross profit was $15.0 million, or 31.0% of net revenues, for the three months ended September 30, 2003, compared to $15.1 million, or 24.8% of net revenues, for the three months ended September 30, 2002. Gross profit as a percentage of net revenues increased primarily due to a net decrease in the provision for inventory reserves of approximately $10.5 million. Net inventory reserves released during the three months ended September 30, 2003 amounted to $1.2 million. Reserves were released as a result of the sale of product that had previously been fully reserved. Gross profit for the three months ended September 30, 2002 includes a $9.3 million charge principally due to lower of cost or market write down of older VCD products. Excluding the effects of inventory reserves, gross profit as a percentage of net revenues for the three months ended September 30, 2003 decreased from the same period last year primarily due to lower average selling prices for DVD products.

     As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over their product lives. We believe that in order to maintain or increase gross profit, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development

     Research and development expenses were $10.1 million, or 20.9% of net revenues, for the three months ended September 30, 2003 compared to $7.2 million, or 11.8% of net revenues, for the three months ended September 30, 2002. The increase in research and development expenses primarily resulted from the increase of $1.4 million of salaries and fringe benefits due to a higher headcount, $0.4 million of mask expenses due to new tapeouts for new products, $0.4 million of common expenses allocation due to a higher headcount and $0.2 million of facility expenses resulted from the Pictos and Divio acquisitions. The overall increase in headcount was mainly due to the Pictos and Divio acquisitions.

In-Process Research and Development

     In-process research and development expense was $1.3 million, or 2.6% of net revenues, for the three months ended September 30, 2003 compared to $0 for the three months ended September 30, 2002. This reflects the write-off of in-process research and development expenses of the encoding products due to the acquisition of Divio.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $8.9 million, or 18.4% of net revenues, for the three months ended September 30, 2003 compared to $6.5 million, or 10.6% of net revenues, for the three months ended September 30, 2002. The 36.9% increase in selling, general and administrative expenses from the three months ended September, 2002 was primarily due to $1.9 million in expenses related to the Pictos and Divio acquisitions, and $0.5 million of directors’ and officers’ insurance.

Non-operating Income (Loss), Net

     Net non-operating loss was ($0.7) million for the three months ended September 30, 2003 compared to income of $1.4 million for the three months ended September 30, 2002. For the three months ended September 30, 2003, net non-operating loss consisted primarily of interest income of $0.5 million and rental income of $0.1 million from Vialta, offset by the $1.5 million expense related to the Taiwanese withholding tax exemption filing for the MediaTek settlement payments.

Provision for Income Taxes

     Our effective tax benefit rate was 146% for the three months ended September 30, 2003 compared to 5% effective tax rate for the three months ended September 30, 2002. The principal reason for the decrease in our tax rate from our historic effective tax rate of 5% was primarily the release of tax reserves related to (i) the favorable ruling by the Taiwanese government which exempted license and royalty fees paid to us by MediaTek from Taiwanese withholding taxes, and (ii) the expiration of the statute of limitations on our 1999 tax return. The 5% tax rate for the three months ended September 30, 2002 was primarily due to the lower foreign tax rate on earnings from our foreign subsidiary, which were considered to be permanently reinvested.

Net Income

     Net income for the three months ended September 30, 2003 was $2.7 million compared to $2.8 million for the three months ended September 30, 2002.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Net Revenues

     Net revenues were $112.4 million for the nine months ended September 30, 2003, a decrease of $113.5 million or 50.2% compared to $225.9 million for the nine months ended September 30, 2002, primarily due to the decreased sales of our DVD and VCD products.

     The following table summarizes revenues by major product category:

	Percentage of Net Revenues
	Nine Months Ended
	September 30,

	2003	2002

DVD	42%	61%
VCD	44%	30%
Recordable	4%	—
Consumer digital media	3%	—
Digital Imaging	3%	—
PC Related and Other	4%	9%

Total	100%	100%

     DVD revenues were $46.8 million for the nine months ended September 30, 2003, a decrease of $89.5 million, or 65.7%, from revenues of $136.3 million for the nine months ended September 30, 2002 primarily due to lower unit sales and lower ASP per unit. For the nine months ended September 30, 2003, unit sales decreased by 46.2% and ASP decreased by 36.2% from the nine months ended September 30, 2002. We believe this decrease resulted from the entry in the third quarter of 2002 of MediaTek, a then new competitor, who introduced to the marketplace a DVD chip that we believed infringed our intellectual property rights. See Non-operating Income, Net, below.

     VCD revenues were $49.5 million for the nine months ended September 30, 2003, a decrease of $18.4 million, or 27.1%, from revenues of $67.9 million for the nine months ended September 30, 2002, primarily due to lower unit sales and ASP per unit. For the nine months ended September 30, 2003, unit sales decreased by 9.1% and ASP per unit decreased by 19.8% from the nine months ended September 30, 2002.

     Recordable, or digital video recorder and recordable DVD player, revenues were $5.2 million for the nine months ended September 30, 2003 and $0 for the nine months ended September 30, 2002. We introduced our Recordable products to the market during the first quarter of 2003.

     Consumer digital media products revenues were $3.1 million for the nine months ended September 30, 2003 and $0 for the nine months ended September 30, 2002. We introduced our CDA products to the market during the third quarter of 2002.

     Digital Imaging products revenues were $3.3 million for the nine months ended September 30, 2003 and $0 for the nine months ended September 30, 2002. The revenues were from Pictos which we acquired in June 2003.

     PC Related and Other revenues were $4.4 million for the nine months ended September 30, 2003, a decrease of $17.3 million, or 79.7%, from revenues of $21.7 million for the nine months ended September 30, 2002, primarily due to a decrease in both unit sales and ASP per unit. For the nine months ended September 30, 2003, unit sales decreased by 73.0% and ASP per unit decreased by 23.9% from the nine months ended September 30, 2002. We are no longer emphasizing this product line, which is in a legacy market characterized by unit and unit price declines.

     International revenues accounted for approximately 99.5% of net revenues for the nine months ended September 30, 2003 and 98.9% of net revenues for the nine months ended September 30, 2002. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues.

Gross Profit

     Gross profit was $34.8 million, or 30.9% of net revenues, for the nine months ended September 30, 2003, compared to $84.6 million, or 37.4% of net revenues, for the nine months ended September 30, 2002. Gross profit decreased primarily due to the decrease in revenues. Net inventory reserves released during the nine months ended September 30, 2003 amounted to $5.9 million. The release resulted primarily from the sale of products that had previously been fully reserved. For the nine months ended September 30, 2002, $10.9 million of inventory reserves were charged to cost of revenues. Excluding the effects of inventory reserves, gross profit as a percentage of net revenues for the nine months ended September 30, 2003 decreased from the same period last year primarily due to lower ASP for DVD and VCD products.

     As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over their product lives. We believe that in order to maintain or increase gross profit, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development

     Research and development expenses were $23.7 million, or 21.1% of net revenues, for the nine months ended September 30, 2003 compared to $20.6 million, or 9.1% of net revenues, for the nine months ended September 30, 2002. The increase in research and development expenses primarily resulted from the increase of $1.2 million of salaries and fringe benefits due to a higher headcount, $0.7 million of common expenses allocation due to a higher headcount, $0.3 million of mask expenses due to new tapeouts for new products, $0.2 million of non-recurring engineering expenses related to the development of the next generation of VCD products, and $0.2 million of facility expenses resulted from the Pictos and Divio acquisitions. The overall increase in headcount was mainly due to the Pictos and Divio acquisitions. We expect that research and development will continue to be critical to our business as we introduce new products. Research and development expenses related to the Pictos and Divio acquisitions were $3.5 million through September 30, 2003.

In-Process Research and Development

     In-process research and development expense was $2.7 million, or 2.4% of net revenues, for the nine months ended September 30, 2003 compared to $0 for the nine months ended September 30, 2002. This reflects the write-off of in-process research and development expenses of the digital imaging and encoding products due to the acquisitions of Pictos and Divio.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $22.2 million, or 19.7% of net revenues, for the nine months ended September 30, 2003 compared to $27.9 million, or 12.3% of net revenues, for the nine months ended September 30, 2002. The 20.4% decrease in selling, general and administrative expenses from the nine months ended September 30, 2002 primarily resulted from a $6.0 million decrease in funding for the marketing development program, which was cancelled and replaced by a rebate program, $1.5 million of outside commission expenses due to lower sales and $0.9 million of common expenses allocations. The decrease was partially offset by the increase of $1.5 million of insurance premium mainly for the directors’ and officers’ insurance coverage, $1.0 million of legal and accounting expenses resulted from the Pictos and Divio acquisitions, and $0.7 million of intangible asset amortizations resulted from the Pictos and Divio acquisitions.

Non-operating Income, Net

     Net non-operating income was $44.5 million for the nine months ended September 30, 2003 compared to $1.3 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, net non-operating income consisted primarily of a license fee payment of $45.0 million from MediaTek, interest income of $1.9 million and rental income of $1.0 million from Vialta, partially offset by the $2.0 million write-off on our investment in Broadmedia, Inc., and the $1.5 million expense from the Taiwanese withholding tax exemption filing.

     On June 11, 2003, we entered into a License Agreement and Mutual Release (the “Settlement Agreement”) with MediaTek Incorporation (“MediaTek”) relating to a copyright infringement lawsuit. Under the terms of the Settlement Agreement, both sides terminated all claims against each other and MediaTek received a non-exclusive worldwide license of our proprietary DVD user interface and other key DVD software. Under the Settlement Agreement, MediaTek paid us a one-time license fee of $45.0 million related to sales of certain DVD products and would pay ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. The maximum total payments under the Settlement Agreement are $90.0 million. Income from MediaTek royalty payments resulting from future sales of products utilizing the licensed technology will be reported as revenues based on the number of units sold. As of September 30, 2003, no revenues have been recognized from MediaTek royalty payments. In connection with the Settlement Agreement, we recorded a one-time, pre-tax gain of $45.0 million in other non-operating income during the three months ended June 30, 2003. Taxes on the proceeds of the one-time license fee of $45.0 million were initially accrued at 53% during the three months ended June 30, 2003 to provide for potential US income tax and Taiwanese withholding tax associated with this payment. In September 2003, we obtained a favorable tax-exempt ruling from the Taiwan government for the MediaTek settlement. Accordingly, we recorded a $5.9 million tax benefit during the three months ended September 30, 2003.

Provision for Income Taxes

     Our effective tax rate was 46% for the nine months ended September 30, 2003 compared to 5% for the nine months ended September 30, 2002. The principal reason for the increase in our tax rate from our historic effective tax rate of 5% was primarily due to the MediaTek settlement being subject to U.S. income tax. The 5% tax rate for the nine months ended September 30, 2002 was primarily due to the lower foreign tax rate on earnings from our foreign subsidiary, which were considered to be permanently reinvested, and tax credits.

Net Income

     Net income for the nine months ended September 30, 2003 was $16.5 million compared to $36.5 million for the nine months ended September 30, 2002. The $20.0 million decrease was primarily due to lower gross profit resulting from lower sales volume and lower ASPs, offset by the license fee payment from MediaTek.

Acquisitions and Related Charges

Divio

     On August 15, 2003, we acquired 100% of the outstanding shares of Divio for $27.1 million in cash plus transaction costs. Divio, formerly a privately held company based in Sunnyvale, CA, designs, manufactures and markets digital encoding semiconductor products. The acquisition expands our product lines in the digital consumer electronics market with advanced MPEG 1, 2 and 4 encoders and DV codecs for digital video recorders, digital still cameras and solid-state digital camcorders. The acquisition was accounted for as a purchase combination under SFAS No. 141, “Business combination,” (“SFAS 141”). Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated balance sheet as of August 15, 2003, the effective date of the purchase. The results of operations are included in our condensed consolidated results of operations since the effective date of the purchase. There were no significant differences between our accounting policies and those of Divio.

     We allocated the purchase price of $27.1 million and $2.9 million of legal, other professional expenses and other costs directly associated with the acquisition as follows based on managements’ estimates and an appraisal. The fair value of $1.3 million allocated to in-process research and development was expensed immediately during the three months ended September 30, 2003. Identifiable intangible assets of $6.3 million will be amortized over their respective estimated useful lives.

     The total purchase price, including transaction costs of $30.0 million was preliminarily allocated as follows:

Purchase price allocation	Amounts

(In thousands)
Tangible assets	$1,661
Identifiable intangible assets	6,310
Goodwill	23,393

Total assets acquired	31,364
Deferred tax liabilities	(2,587)

Net assets acquired	28,777
In process research and development	1,270

Total consideration	$30,047

Pictos

     On June 9, 2003, we acquired 100% of the outstanding shares of Pictos for $27.0 million in total consideration. Pictos, formerly a privately held company based in Newport Beach, CA, designs, manufactures and markets digital imaging semiconductor products. The acquisition expands our product lines in the digital consumer electronics market with advanced CMOS sensor and image processor solutions for digital still cameras and cellular camera phones. The acquisition was accounted for as purchase combination under SFAS 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated balance sheet as of June 9, 2003, the effective date of the purchase. The results of operations are included in our condensed consolidated results of operations since the effective date of the purchase. There were no significant differences between our accounting policies and those of Pictos.

     We allocated the purchase price of $27.0 million and $417,000 of legal and other professional expenses directly associated with the acquisition based on managements’ estimates and an appraisal. The fair value of $1.4 million allocated to in-process research and development was expensed immediately during the three months ended June 30, 2003. Identifiable intangible assets of $7.9 million will be amortized over their respective estimated useful lives of six months to three years.

     The total purchase cost of $27.4 million was preliminarily allocated as follows:

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

     As of September 30, 2003, the SAS design team is concentrating on video product development, and designs from this group have been integrated into several video products. SAS has several patent applications pending and intends to seek further U.S. and international patents on its technology whenever possible.

NetRidium

     NetRidium Communications, Inc. (“NetRidium”) was founded in January 1999 and was acquired in February 2000, when it was still a development-stage company with no revenue. We acquired NetRidium with net cash of $4.3 million. The acquisition was recorded using the purchase method of accounting and accordingly, the results of operations and cash flows of such acquisition have been included from the date of acquisition. Purchased in-process research and development aggregating $2.6 million for the NetRidium acquisition was charged to operations in the second quarter of 2000. Technical infrastructure and covenants not to compete are being amortized over four years. In connection with the acquisition, we also granted certain option price guarantees to certain former NetRidium employees for joining us. We recorded approximately $0.6 million and $0.6 million as compensation expenses under this guarantee, for each of the three months ended September 30, 2003 and 2002, respectively.

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

     Research and development expenses incurred on product development post acquisition through September 30, 2003 were approximately $15.2 million. The product was not completed until March of 2002. No significant revenues have been recognized to date nor were significant revenues anticipated in 2003; however, we believe that home networking is an important future market for us and this technology will be important to our efforts to exploit that market. As of September 30, 2003, net unamortized intangible assets relating to the NetRidium acquisition were approximately $500,000, including $400,000 of goodwill and $100,000 of technical infrastructure. We continue to monitor the carrying value of intangible assets related to the NetRidium acquisition in accordance with SFAS 142 and SFAS 144.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and other short-term and long-term debt. At September 30, 2003, we had cash, cash equivalents and short-term investments of $104.0 million and working capital of $140.3 million. At September 30, 2003, we had a $10.0 million unsecured line of credit with U.S. Bank National Association, which will expire on June 5, 2006. This line of credit requires us to maintain certain financial ratios and operating results. As of September 30, 2003 and as of the filing date of this Report, we are in compliance with the borrowing criteria and have $10.0 million of borrowing capability under this line of credit.

     On February 1, 2002, we commenced a public offering of 4,800,000 shares of our common stock at a price of $19.38 per share. We sold 2,500,000 shares, and 2,300,000 shares were sold by the selling shareholders. We did not receive any of the proceeds from the sale of shares by the selling shareholders. Net of underwriting discount, we received proceeds of $45,550,000 before expenses.

     We spun off Vialta effective August 21, 2001. We do not have any contractual obligations that are expected to have a material impact upon our revenues, operating results or cash flows under any of the spin-off agreements with Vialta, which include the Master Distribution Agreement and its ancillary agreements. See Note 11, “Related Party Transactions” to the consolidated financial statements.”

     Net cash used in operating activities was $6.5 million for the nine months ended September 30, 2003 and net cash provided by operating activities was $42.9 million for the nine months ended September 30, 2002. The net cash used in operating activities for the nine months ended September 30, 2003 was primarily attributable to an increase in receivable-MediaTek of $50.0 million and, an increase in accounts receivables, net of $8.6 million, partially offset by net income of $16.5 million, an increase in accounts payable and accrued expenses of $8.9 million, depreciation and amortization of $4.5 million, write-down of investments of $2.0 million, a decrease in inventories, net of $5.2 million, an expense for in-process research and development of $2.7 million, and an increase in income tax payable and deferred income taxes of $11.4 million. The net cash provided by operating activities for the nine months ended September 30, 2002 was primarily attributable to a net income of $36.5 million, depreciation and amortization of $5.1 million, write-down of investments of $3.3 million, a decrease in accounts receivable, net of $11.1 million and an increase in income tax payable and deferred income taxes of $3.9 million, offset by an increase in inventories, net of $7.4 million and a decrease in accounts payable and accrued expenses of $7.4 million.

     Net cash used in investing activities was $54.8 million for the nine months ended September 30, 2003 and $38.5 million for the nine months ended September 30, 2002. The net cash used in investing activities for the nine months ended September 30, 2003 was primarily attributable to the net cash paid for the acquisitions of Pictos and Divio of $51.9 million, the purchase of property, plant and equipment of $3.5 million, the purchase of short-term and long-term investments of $20.5 million and $5.0 million, respectively, offset by proceeds from sales of short-term investments of $26.1 million. The net cash used in investing activities for the nine months ended September 30, 2002 was primarily attributable to the purchase of short-term and long-term investments of $52.8 million and $5.2 million, respectively and the purchase of property, plant and equipment of $0.9 million, offset by proceeds from sales of short-term and long-term investments of $19.0 million and $0.4 million, respectively, and proceeds from the sales of Cisco stock of $1.0 million.

     Net cash used in financing activities was $27.9 million for the nine months ended September 30, 2003, and net cash provided by financing activities was $13.4 million for the nine months ended September 30, 2002. The net cash used in financing activities for the nine months ended September 30, 2003 was primarily attributable to cash paid for repurchase of common stock of $29.3 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $1.4 million. The net cash provided by financing activities for the nine months ended September 30, 2002 was primarily attributable to proceeds from the sale of common stock in the public offering of $45.2 million and issuance of common stock under employee stock plans of $8.5 million, partially offset by cash paid for repurchase of common stock of $40.3 million.

     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $5.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of September 30, 2003, together with short-term investments, funds expected to be generated by operations, available borrowings under our line of credit and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.

Commitments and Contingencies

     We maintain leased office space in various locations, and lease certain testing equipment from third parties. Future minimum rental payments under these operating leases are as follows:

Year Ending December 31,	Amounts

(In thousands)
2003	$650
2004	541
2005	89
2006	34

Total	$1,314

     As of September 30, 2003, our commitments to purchase inventory from the third-party contractors aggregated approximately $39.6 million. Under these contractual agreements, we may order inventory from time to time depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of September 30, 2003, commitments under these arrangements totaled $1.2 million. There are no material commitments for these arrangements extending beyond 2006.

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

Stock Repurchase

     We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5 million shares of our common stock, in addition to all shares that remained available for repurchase under previously announced programs, on the same terms and conditions as those prior repurchase programs. As of September 30, 2003, we have an aggregate of approximately 5,202,236 shares available for future repurchase under our stock repurchase programs.

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

     Sales through our largest distributor Dynax Electronics (HK) LTD (a Hong Kong based company) (“Dynax Electronics”) were approximately 62% and 57% of our net revenues as of the three months ended September 30, 2003 and 2002, respectively. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has certain rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customers. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant account receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace Dynax Electronics as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace Dynax Electronics in a timely manner or if a replacement were found that the new distributor would be as effective as Dynax Electronics in generating revenue for us.

Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.

     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended September 30, 2003, sales to our top five end customers (including end-customers that buy our products from our distributor Dynax Electronics) were approximately 40% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.

     To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. As of September 30, 2003, we had 50 patents granted in the United States. These patents will expire over time commencing in 2008 and ending in 2021. In addition, as of September 30, 2003, we had 15 corresponding foreign patents, which are going to expire over time commencing in 2005 and ending in 2020. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent, as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. Litigation by or against us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a favorable determination for us. Any claim, even if without merit, may require us to spend significant resources to develop non-infringing technology or enter into royalty or cross-licensing arrangements, which may not be available to us on acceptable terms, or at all. We may be required to pay substantial damages or cease the use and sale of infringing products, or both. In general, a successful claim of infringement against us in connection with the use of our technologies could adversely affect our business. For example, if we lose the Townshend modem case, our results of operations could be significantly harmed. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. In the event of an adverse result in any such litigation our business could be materially harmed. See Part II, Item 1, Legal Proceedings.

We have significant international sales and operations that are subject to the special risks of doing business outside the United States.

     Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Korea, Japan, Singapore and Turkey. During the second quarter of 2003, sales to customers in China, Hong Kong and Taiwan were in excess of 82% of our net revenues. If our sales in one of these markets, such as China, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

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

Interest Rate Risks

     We also invest in short-term investments. Consequently, we are exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than three years. All of the investments have been classified as available for sale, and on September 30, 2003, the fair market value of our investments approximated their costs.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208) against Brent Townshend, (“Townshend”) alleging unfair competition and patent misuse. The complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Townshend to provide us with a license on reasonable and nondiscriminatory terms, as is required by applicable law. The patents relate to the manufacture and sale of high-speed modems. On April 30, 2002, we filed an amended complaint. On September 27, 2002, Townshend filed an answer and counterclaims, alleging patent infringement. We filed our answer to the counterclaims on October 17, 2002. Townshend also filed patent infringement actions against Agere, Analog Devices, Cisco, and Intel, alleging infringement of the same patents. On March 7, 2003, the Court issued an order finding that the cases are related and should be tried together. Analog Devices has settled its claims with Townshend. The remaining parties have agreed to mediation, which began on August 1, 2003. Discovery is currently on hold. We will vigorously pursue this litigation.

     After we revised our revenues and earnings guidance for the third quarter of 2002, on September 12, 2002, several holders of our common stock, purporting to represent a class of similarly aggrieved shareholders, filed lawsuits against us. The complaints allege that we issued misleading statements regarding our business and failed to disclose material facts during the alleged class period (January 23, 2002 through September 12, 2002). To date, eight putative class action lawsuits have been filed in the United States District Court, Northern District of California. These cases are: Daniel C. Rann v. ESS Technology, Inc., et al. (Case No. C02-4497), filed September 13, 2002; James W. Becker and Randy Bohart v. ESS Technology, Inc., et al. (Case No. C02-4695), filed September 27, 2002; Palmer Fauconnier v. ESS Technology, Inc., et al. (Case No. C02-4734), filed September 30, 2002; Mike Forrestal v. ESS Technology, Inc., et al. (Case No. C02-4739), filed September 30, 2002; Sandy Dorman v. ESS Technology, Inc., et al. (Case No. C02-4732), filed September 30, 2002; Patriot Shipping Corporation v. ESS Technology, Inc., et al. (Case No. C02-4749), filed October 1, 2002; Adam D. Saphier v. ESS Technology, Inc., et al. (Case No. C02-5028), filed October 17, 2002; and Mayer Abramowitz v. ESS Technology, Inc., et al. (Case No. C02-5354), filed on November 7, 2002. These actions have been consolidated and are proceeding as a single action under the caption “In re ESS Technology Securities Litigation.” The plaintiffs are seeking unspecified damages for the class and unspecified costs and expenses. On May 20, 2003, the Plaintiffs filed an amended complaint. We filed a motion to dismiss on June 18, 2003, which was granted by the court on October 3, 2003. The plaintiffs’ were granted leave to amend the complaint, and their second amended consolidated complaint is now due October 31, 2003. We will again file a motion to dismiss the second amended complaint. Discovery remains on hold and no trial date had been set.

     Although we believe that we and our officers and directors have meritorious defenses to these actions and intend to defend these suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against these lawsuits may be costly and may require a significant commitment of time and resources by our senior management. Management believes that these lawsuits are subject to coverage under our directors’ and officers’ liability insurance policies, although to date our carriers have reserved their rights with respect to coverage for these claims. In the event of a determination adverse to us, either with respect to coverage or with respect to the underlying merits of the lawsuits, we may incur substantial monetary liability, which could have a material adverse effect on our financial position, results of operation and cash flows.

Items 2, 3, 4 and 5 are not applicable for the reporting period and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated August 15, 2003, by and among Registrant, Divio Technologies, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2003.

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.52	Addendum to the License Agreement and Mutual Release dated July 8, 2003 by and between ESS Technology, Inc., ESS Technology International, Inc. and MediaTek Incorporation.*

10.53	Amendment Number One to Loan Agreement by and between ESS Technology, Inc. and U.S. Bank National Association dated July 17, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions of this agreement.

     (b)  Reports on Form 8-K:

     On July 30, 2003, we filed a Current Report on Form 8-K under Item 12 furnishing our consolidated financial results for the second quarter of fiscal year 2003. On August 25, 2003, we filed an 8-K/A to provide the financial statements and the pro forma financial information related to the Pictos acquisition. On September 2, 2003 we filed an 8-K announcing our acquisition of Divio Technologies, Inc. pursuant to the Agreement and Plan of Merger dated August 15, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC
(Registrant)

Date: November 14, 2003	By:	/s/ Robert L. Blair Robert L. Blair
President and Chief
Executive Officer

Date: November 14, 2003	By:	/s/ James B. Boyd James B. Boyd
Chief Financial Officer and
Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated August 15, 2003, by and among Registrant, Divio Technologies, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2003.

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.52	Addendum to the License Agreement and Mutual Release dated July 8, 2003 by and between ESS Technology, Inc., ESS Technology International, Inc. and MediaTek Incorporation.*

10.53	Amendment Number One to Loan Agreement by and between ESS Technology, Inc. and U.S. Bank National Association dated July 17, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions of this agreement.