Form 10-K
period 2003-12-31
ESS TECHNOLOGY INC
filed 2004-03-15
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-26660

ESS Technology, Inc.

(Exact name of Registrant as specified in its charter)

California	94-2928582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48401 Fremont Blvd., Fremont, California (Address of principal executive offices)	94538 (Zip Code)

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to $9.75, the closing price of ESS common stock as reported on the NASDAQ National Market on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $255,185,316. The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003, based upon the closing sale price of $17.03, reported by the NASDAQ National Market on that date, was approximately $475,319,885. Shares of common stock held by each officer and director and by each person who owned 5% or more of the registrant’s outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 26, 2004, registrant had outstanding 39,325,142 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

ESS TECHNOLOGY, INC.

2003 FORM 10-K

i

      Certain information contained in or incorporated by reference in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Factors That May Affect Future Results,” in the section captioned “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this Report. References herein to “the Company,” “we,” “our,” “us” and similar words or phrases are references to ESS Technology, Inc. and its subsidiaries, unless the context otherwise requires. Unless otherwise provided in this Report, trademarks identified by-Registered Trademark- and -TM- are registered trademarks or trademarks, respectively, of ESS Technology, Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.

PART I

Item 1.	Business

      We are a leading designer, developer and marketer of highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers, and camera lens modules. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), digital cameras, digital camcorders, consumer digital audio players, and digital media players. Our imaging chips utilize advanced Complimentary Metal Oxide Semiconductor (“CMOS”) sensor technology to capture an image for digital still cameras and cellular camera phone applications. Our camera lens modules are made up of a lens, image sensor chip, housing and flex cable necessary to provide camera capabilities to electronic devices such as cellular phones and Personal Digital Assistants (“PDAs”). Our digital amplifiers boost the digital sound to a level required to drive loudspeakers, in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and televisions sets. We have also developed encoding processors to address the growing demand for digital video recorders (“DVRs”), recordable DVD players, digital still cameras and digital camcorders. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, other communication devices, and PC audio products. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths.

      We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in Hong Kong, Taiwan, China, Korea, Japan, and the Czech Republic. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Japan and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenue. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See Item 7, “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

      We were incorporated in California in 1984 and became a public company in 1995. In April 1999, we expanded our business beyond the semiconductor segment by establishing Vialta, Inc. (“Vialta”), a subsidiary that would operate in the internet segment. In April 2001, our Board of Directors adopted a plan to distribute to our shareholders all of our shares in Vialta. The Vialta spin-off was completed on August 21, 2001. See

Note 6, “Discontinued Operation,” and Note 15, “Related Party Transactions with Vialta, Inc.,” to the consolidated financial statements in Item 8 of this Report. On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”). On August 15, 2003, we acquired 100% of the outstanding shares of Divio, Inc., a California corporation (“Divio”). See Note 5, “Acquisition and Related Charges,” to the consolidated financial statements in Item 8 of this Report.

Industry Background

      The conversion of analog to digital technology is creating a revolution in audio and video consumer electronics. Digital technology continues to improve the consumer entertainment experience with such products as large screen televisions, multi-featured DVD players, home theater systems, navigational systems, digital still cameras, camera enabled cellular phones, and digital camcorders. Technology advancements have enhanced the clarity, color, sound, functionality and convenience of consumer entertainment products. In particular, the transition from analog to digital formats has allowed audio and video data to be compressed with little or no perceptible audio and image degradation, improving storage and transmission efficiency. Digital formats provide users with several benefits, including greatly expanded content selection, accelerated transmission of video and audio content, random access to data, superior editing capabilities and enhanced security features such as protection against unauthorized copying.

      The television, the telephone and the personal computer (“PC”) have emerged as the three principal systems that manage digital entertainment and information. The television and the PC are the principal devices for viewing and manipulating digital content. Digital Set-Top Boxes, DVD players and game consoles connected to televisions are emerging as the principal platforms for viewing and listening to entertainment, while PCs remain the principle platform for storing, and manipulating data and accessing the internet. The cellular phone is emerging as the principal mobile device for viewing and transmitting digital content. However, because of size limitations for screens and keypads other mobile devices such as PDAs, MPEG Audio Layer — 3 (“MP3s”) players, and portable DVD players also enjoy sizable end markets.

      Increasing advances in semiconductor technology are allowing digital products to converge, resulting in cost savings and added convenience for consumers. At the same time, advances in communication allow better distribution of information and entertainment content and provide opportunities for further development of multimedia products. As digital processing and transmission technology improves, we believe additional entertainment products will continue to be introduced.

      Some of the more significant digital entertainment products available today include:

•	DVD Players. DVD players provide significantly higher quality playback than is possible with VCR or VCD technology through the use of Motion Picture Experts Group (“MPEG”) 2 and MPEG4 video decoding and high quality digital audio technologies.

•	Video CD Players. VCD players are music CD players that have been modified to display video on a television and typically sell for less than a low end VCR. VCD offers quality comparable to VCRs, but is limited to approximately 73 minutes of video information, using an MPEG1 format standard for compression. The VCD market is divided into the standard VCD market, and the subsequently developed super VCD (“SVCD”) market. VCD is popular in many developing countries while SVCD is almost exclusively sold in China.

•	Digital Set-Top Boxes (“STBs”). Digital STBs enable subscriber-based television through cable, terrestrial broadcast, digital subscriber line, or DSL, and satellite transmissions.

•	Digital Video Recorders (“DVRs”). DVRs provide local hard disk memory storage and enable storage and playback of live video streams on a real-time basis. DVRs can be in the form of standalone players or be incorporated into digital STBs to enhance their functionality.

•	Recordable DVD Players. Recordable DVD players add high quality video and audio recording capabilities to the DVD disc through the addition of a writable optical drive.

•	Consumer Digital Audio Players. Consumer digital audio players include multi-channel surround sound products with movie theater quality sound systems. Our chips incorporate this digital audio processor as components of a home entertainment system.

•	Digital Amplifiers. Consumer video and audio players require an amplifier to boost the sound signal to drive loudspeakers in automobiles, homes and mobile devices. Our chips convert the digital sound into Pulse Width Modulation (“PWM”) digital pulses enabling them to be directly and digitally amplified without sacrificing sound quality while drastically reducing size and power requirements. Our digital amplifier chips interface directly with digital audio sources such as DVD and CD players, surround sound systems, audio receivers, boom boxes and televisions sets.

•	Digital Still Cameras (“DSCs”). DSCs use a CMOS chip or charged coupled device (“CCD”) technology to capture light coming into the camera lens and convert it into digital information that is compressed and stored in memory until the information is downloaded into a computer or DVR. Our CMOS image sensor chips capture the light and our image processor chips process the digital information into pictures that digital display devices such as PCs, televisions equipped with digital media cards, and DVD and VCD players can display.

•	Camera Enabled Cellular Phones. Camera enabled cellular phones use a lens module made up of a lens, image sensor, housing and flex cable to enable cellular phones to have image capture and processor capabilities and display those images on the cell phone display or transmit them to someone else. Camera enabled cell phones may use either a stand-alone image processor chip or a broadband processor chip to process the image.

      As digital entertainment products converge and become increasingly complex, makers of these consumer electronic devices increasingly require sophisticated semiconductor chips that are multi-featured, adaptable and cost-effective. Companies, such as ESS, which provide a highly integrated chip with multiple processors and a programmable architecture to address the needs of the latest entertainment products, are well positioned to benefit from growth in these markets.

Our Solution

      Our chips are the primary processors driving multi-featured video, audio and imaging products, and incorporate the latest video standards including MPEG1, MPEG2 and MPEG4. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. Our decoder chips play DVD, VCD, MPEG4, CD, MP3, WMA (Windows media audio) and other video formats and support high quality audio formats, including full-featured karaoke, Dolby Digital, DTS Surround, DVD audio and Sony’s Super Audio CD (“SACD”) audio. Our decoder chips also allow consumers to view digital photo CDs with the music slideshow feature on their televisions.

      We also have MPEG2 and MPEG4 encoder chips that provide the digital recording function that enable DVD players to become DVR and recordable DVD players. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform integrating various digital home entertainment and information delivery products into a single box, which we call the Digital Home System (“DHS”). Our digital encoding products include a digital camcorder, a DVR and a recordable DVD player.

      We also supply digital image processors and image sensors used to manufacture digital still cameras and camera enabled cellular phones. Our CMOS image sensors integrate several functions including image capture, image processing, color processing and the conversion and output of a fully processed image or video stream. Our image processors can be connected directly to a CCD or CMOS sensor, process the video information in real time, compress the captured image to a flash memory, and interface to a LCD or micro display. We are also a supplier of chips for use in PC audio products and modems and other communication products.

      We believe we have the following competitive advantages:

•	Our highly programmable chips offer more flexible architecture, allowing us to efficiently add new capabilities that address advances in entertainment technologies and enable our customers to accelerate their time to market;

•	Our digital processor chips offer a broad array of advanced features and functionality;

•	Our MPEG2 and MPEG4 encoder chips offer superior video and audio recording quality for DVR, recordable DVD, and SD camcorder products;

•	Our image sensor chips have a unique CMOS process and architecture that enable low light sensitivity at small lens sizes;

•	Our large workforce of engineers (over 50% of our employees), together with our team of over 100 sales and support personnel worldwide, are continually developing sophisticated solutions and enhancing feature sets custom tailored to our customers’ evolving needs;

•	We work closely with our customers to develop cost-effective design solutions incorporating our high-functionality chips that enable our customers to lower their total manufacturing cost;

•	We work closely with our suppliers to improve yields, ensure capacity and strengthen supply chain reliability thereby continuously reducing the manufacturing cost of our products and improving the quality and reliability of our products; and

•	Our longstanding strategic relationships in China position us to capture additional business as consumer electronics manufacturing increasingly migrates to China.

Our Strategy

      Our objective is to become the leading supplier of digital semiconductor chips to the consumer electronics entertainment product market. To achieve our objective, we are pursuing the following strategies:

Leverage Our Proprietary Technology. Our chips are based on a programmable architecture that uses multiple processors working independently, which provides us with several advantages:

•	Multiple Processors. We believe our design approach of using multiple processors allows us to provide efficient, cost-effective solutions for our customers. We believe this design approach will allow us to develop digital entertainment processors that integrate multiple functions on a single chip in order to reduce cost, time-to-market speed and produce smaller products with reduced power consumptions.

•	Highly Programmable Chips. Our highly programmable chips enable us to add or modify features more quickly than competitors whose chips are less programmable. In the past we have successfully added significant features such as MP3 and Kodak picture CD capabilities through software enhancements without the need for hardware redesign and refabrication. This programmability also enables us to tailor our chips to meet our customers’ specific needs by making minor modifications that allow our customers to enhance features and improve time-to-market with new products.

•	Continuously Introduce New Products and Features To Drive Growth. We focus our research and development efforts on products and features we believe are going to drive demand in the marketplace for consumer electronic entertainment products. We work closely with our various Original Design Manufacturers (“ODMs”) and Original Equipment Manufacturers (“OEMs”) customers to identify those products and features.

•	Single Chip DVD Decoder Solution. We are continuing to integrate DVD functionality, enhance the feature set and reduce the cost of our single-chip DVD player solution that integrates the front-end servo capability with the high performance back-end DVD processor. This chip targets the low cost DVD player market and is intended to entice large volume manufacturers with an attractive selling price.

•	MPEG4 DVD and VCD Decoder Solutions. We are introducing new families of MPEG4 playback chips for the DVD and VCD markets to take advantage of MPEG4’s greater compression rates to deliver multimedia content over broadband connectivity and to increase the amount of multimedia content archived on a given amount of optical or magnetic storage.

•	State of the Art Codec Solutions for the Recordable DVD. We are continuing the development of the next generation of integrated DVD encoder and decoder (“codec”) into a single chip for both DVR and recordable DVD players.

•	Digital Amplifier Solution. We recently introduced our class-D multi-channel digital amplifier chip for home theater applications. The chip provides eight channels of high performance processing for digital audio amplification and is specifically designed to work with our video chips to provide a low-cost, totally digital DVD receiver solution.

•	Develop the Next Generation Processor Chip for the DHS. We are developing the next generation DVD chip that will incorporate many new advanced capabilities. We are designing this chip with a third independent processor to enable us to support the following standard operating systems: Linux, PocketPC (formerly WinCE) and VxWorks. By supporting standard operating systems, we can leverage third-party software applications, such as standard web browsers, and third-party software drivers to support printers, digital cameras and other consumer electronics products. The development of this product includes network functionality, which may be incorporated into other DVD products.

•	Video Graphic Adaptor (“VGA”) Resolution and 1.3 Megapixel Image Sensors. We are continuing to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls. We are currently developing new, improved quality, cost-down VGA resolution products and enhancing our current 1.3 Megapixel product for the cellular phone market and are working on the development of future generations of higher Megapixel image sensors for the cellular camera phone and digital still camera markets.

•	Image Processor. We are developing the next generation of our image processor, which is a 4-6 Megapixel processor for digital still cameras, as well as continuing to enhance the quality, performance and cost of our current 3 Megapixel and under resolution image processors.

Leverage Expertise Across Multiple Mass Market Applications. We intend to continue to focus on the DVD, VCD, digital camcorder, digital still camera, and cellular camera phone market applications. We believe additional markets will emerge as digital media technology and products converge. We plan to share and leverage our expertise in audio, video and imaging technology to strengthen and broaden our product offerings in existing markets, to expand into other existing digital media markets and to introduce new products into new markets as they emerge in the field of digital entertainment. Past examples of such expansion include, digital media players, boom boxes, audio receivers, digital television products, and cellular camera phones.

Offer a Low-Cost Total Solution. Our engineers have significant system design expertise at the consumer product level. We design our chips to either work with lower-cost components or to decrease the number of components in our customers’ products to lower their total manufacturing cost. We also work in close collaboration with our customers in their product development processes to reduce the cost of our semiconductor products. By helping our customers design their products using our chips, we can lower their total bill of material. We believe this approach enables us to provide our customers with a low-cost total solution.

Leverage Our Relationships with Low-Cost OEMs and ODMs to Capture Additional Worldwide Market Share. We believe that consumer electronics companies will continue to move contract manufacturing to lower-cost manufacturers located in China. We are a leading supplier of video system processor chips to OEMs and to ODMs, located in China. Our customers in China manufacture and sell DVD and VCD players both as contract manufacturers for well-known brand labels and under their own brands. We believe we can leverage our position in China to gain design wins with additional key consumer electronics companies as they migrate their manufacturing to China.

Expand Relationships with Leading Consumer Electronics Companies. We are increasing our sales efforts to, and actively pursuing key design wins with, leading consumer electronics companies located in Asia, Europe and South America.

Employ Our Software Expertise to Develop New Technologies. More than 50% of our employees are engineers, a significant number of whom are software engineers. We have a diversified base of technologies and a strong track record for developing new technologies in-house. We intend to leverage our software expertise to continue to develop new technologies and add features to our products.

Leverage Our Relationships with Large Suppliers to Be One of the Low-Cost Providers. We believe consumer electronics markets are so competitive and rapidly changing that a manufacturer of fabless semiconductor products must focus on being one of the low-cost providers of digital media chips in the world. To do so, our products must have a relatively small die size and achieve high yields throughout the manufacturing process. We also utilize long-standing and close relationships with some of the largest third party fabrication companies and assemblers in the world. We are one of the larger customers of many of these companies.

Pursue Acquisitions of Complementary and Advanced Technologies. We have in the past acquired and will continue to consider acquiring complementary technologies or product lines to enhance our own product offerings and to accelerate our time to market.

Pursue Licenses of Complementary Technologies. We have in the past licensed and will continue to consider licensing complementary technologies or product lines to enhance our own product offerings and to accelerate our time to market.

Products

      We offer an array of DVD decoder chips, Video CD chips, image sensor chips, image processor chips, DVD encoder chips, consumer digital audio chips, communication chips and PC audio chips.

      DVD Decoder Chips. Our customers can choose from a wide variety of DVD chips with various feature combinations and price points. We provide highly integrated chips using multiple processors and a programmable architecture that enables us to offer a broad array of features and functionality. Our DVD chips enable consumers to play DVD, CD, VCD, MP3, JPEG, WMA (Windows Media Audio), DVD audio, full-featured karaoke and other audio and video formats. Our DVD chips support high quality video formats such as Progressive Scan, and high quality audio formats, including Dolby Digital, DTS Surround, and DVD audio. These chips can also be used as the primary processor in digital media players. With the popularity of digital media such as Smart Media, Compact Flash, Memory Stick and Secure Digital, there is a growing demand for digital media players that incorporate digital media interface and thereby allow consumers to view digital media content on their consumer electronics device. We offer both MPEG2 and MPEG4 decoding products and various levels of integrated products incorporating such capabilities as TV encoder, RF, and servo controller.

      Video CD Chips. Our VCD products consist of both standard VCD chips and an enhanced version known as SVCD chips. Our customers can choose from a variety of VCD and SVCD chip products, each with various feature combinations and price points. Our VCD chips include an MPEG1 video and audio system decoder. They deliver full-screen, full-motion video at 30 frames per second with selectable CD-quality audio. The video quality of SVCD is roughly comparable to that of a high-quality VCR, and VCDs have slightly lower quality video. These chips are used in relatively low-cost VCD players that are sold primarily in China, South East Asia, India and other emerging countries.

      Image Sensor Chips. We are a recent entrant to this market, our CMOS image sensors provide excellent low light sensitivity for a given lens size. Our VGA and 1.3 Megapixel products are used in digital still cameras and camera enabled cellular phones.

      Image Processor Chips. We also offer image processor chips that perform the image processing, color processing and the conversion and output of a fully processed image or video stream. We currently offer 4 to 6 Megapixel products for the digital still camera market.

      DVD Encoder Chips. We are leveraging our existing DVD relationships with our customers to offer our DVD encoder chips to enable them to build DVR or recordable DVD players to broaden their products range. Current designs utilize a two-chip solution and a DVD encoder chip combination with a DVD decoder to produce a recordable device. We recently introduced our Vantage II product, an integrated encoder and decoder solution in a simple package. A recordable DVD can record the video and audio signal to an optical drive where the content is stored on a DVD disk while a DVR records the video and audio signal to a magnetic drive (typically referred to as a hard drive) with video editing, instant replay and time delay features. We offer both MPEG2 and MPEG4 encoding products as well as non-integrated and integrated encode and decode versions of our chips.

      Consumer Digital Audio Chips. With the advancement in the high quality audio formats such as Dolby Digital, Dolby ProLogic, Dolby ProLogic II, Dolby Ex, Dolby Virtual Speaker, DTS Surround, DTS ES, MP3, WMA, DVD audio and Sony’s SACD audio, our consumer digital audio chips enable consumer electronics manufacturers to build high quality, low cost 5.1 channel audio video receivers (“AVR”) that compliment the existing installed base of DVD players. Our newly introduced class-D multi-channel digital audio amplifier chip further enables us to deliver a total solution for home theater system.

      Communication Chips. Internet-related applications, such as voice e-mail, internet radio and audio home pages and news-on-demand, are increasing the demand for integrated audio and computer fax, modem and network functions on the PC. Our modem chips comply with worldwide modem standards and have various feature combinations and price points.

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

      Sales of these products accounted for the following percentages of our net revenues in the past three years:

	Percentage of Net
	Revenues
	for Years Ended
	December 31,

	2003	2002	2001

DVD	43%	59%	37%
VCD	38%	31%	40%
Digital imaging	8%	—	—
Recordable	6%	—	—
Consumer digital media	2%	—	—
Communication and other	2%	6%	7%
PC audio	1%	4%	16%

Total	100%	100%	100%

Technology and Research and Development

      Our DVD decoder chips incorporate a digital signal processor (“DSP”) and a reduced instruction set computer processor (“RISC”). The two processors work in parallel on separate tasks, which allows us to build a highly integrated chip. In 2001, we integrated a TV encoder into our DVD decoder engine (labeled the Vibratto family of products) to cut down the number of components required to build a DVD player. In 2003, we enhanced the decoder engine to handle MPEG4 technology. The enhanced architecture formed the basis of all our current DVD product offerings, including the integrated front-end, back-end or single chip decoder chip called the Vibratto II, and our newest integrated encoder/decoder chip called the Vantage II.

      We are developing the next generation DVD chip that will incorporate many new advanced capabilities. We are designing this chip with a third independent processor to enable us to support the following standard operating systems: Linux, PocketPC (formerly WinCE) and VxWorks. By supporting standard operating systems, we can leverage third-party software applications, such as standard web browsers, and third-party software drivers to support printers, digital cameras and other consumer electronics products. We believe this product will evolve into a second intelligent and commutative platform in the home and share a home networking backbone and files with the PC.

      Our digital imaging chips are manufactured using the CMOS process, the most widely used method of producing modern integrated circuits and thus also the lowest cost method. Recent advances in manufacturing processes and design techniques have led to increased performance and quality. Our products are produced by a proprietary CMOS process and have a unique architecture and design that produces excellent low light sensitivity at comparative lens sizes. Our digital imaging chips are highly integrated and fully programmable, allowing us to quickly add features and adapt the chip to each customer’s unique requirements.

      In the digital media marketplace we must continually design, develop and introduce new products that take advantage of market opportunities and address emerging technical standards. We intend to leverage our base of design expertise, analog, digital and mixed-signal design capabilities and process technologies, and software and systems expertise to continue to develop audio, video imaging and communication solutions for the consumer electronics marketplace.

      Our design environment is based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high-level, design-description language. We invest regularly in new advanced equipment and software tools and we intend to maintain and enhance our library of core cells.

      On research and development activities, we spent approximately $33.2 million during 2003, $27.0 million during 2002 and $28.0 million during 2001, excluding charges of $2.7 million in 2003 for acquired in-process research and development.

Customers

      We sell our chips to distributors and OEMs of DVD, VCD, MP3, digital still cameras, digital camcorders, consumer digital audio, digital media players, cellular phones, modem and PC products. Our customers manufacture and sell these products both as contract manufacturers for well-known brand labels and under their own brands. As a result, our chips can be found in a diverse array of DVD, VCD, camera, cell phone, and PC products on store shelves in the United States, Asia and Europe.

      A substantial portion of our net revenues have been derived from sales to a small number of our customers. Sales to our top five end-customers accounted for approximately 34% of our net revenues in 2003 compared to 37% of our net revenues in 2002. ATLM, one of our top end-customers, accounted for approximately 12% and 3% of our net revenues for 2003 and 2002, respectively. Rikai, another one of our top end-customers, accounted for approximately 11% and 7% of our net revenues for 2003 and 2002, respectively. No other end-customers accounted for more than 10% of our net revenues during 2003 and 2002. Information on net sales from external customers and long lived assets attributable to our geographic regions is included in Note 13, “Business and Geographical Segment,” to the consolidated financial statements in Item 8 of this Report.

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

      International sales comprised approximately 99% of our net revenues in 2003, 99% of our net revenues in 2002 and 97% of our net revenues in 2001. International sales are based upon destination of the shipment. Our international sales in 2003, 2002 and 2001 were derived primarily from Asian customers who manufacture DVD, VCD, cameras, cell phones, communications and PC audio products. Companies in Asia manufacture a large percentage of the worldwide supply of these products. We believe a significant portion of our chip products are incorporated into consumer electronic devices that are ultimately sold into the United States. We have direct sales personnel and technical staff located in Hong Kong, Taiwan, China, Korea and Japan where significant portions of our sales have historically been derived. Our products are also sold internationally through distributors and sales representatives located in Hong Kong, Korea, Japan and Singapore. For fiscal 2003, net sales to customers (including distributors) in each region as a percentage of our total net sales were: Hong Kong 66%, Taiwan 9%, China 6%, Korea 5%, Japan 4%, the Czech Republic 4%, and Singapore 2%. Our business is usually seasonal due to the Christmas holiday season in America and Europe, and the Chinese New Year season in China and Asia. Our sales representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, certain of our distributors have rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes.

      We rely on our largest distributor, Dynax Electronics (HK), (“Dynax Electronics”), for a significant portion of our revenues. Sales through Dynax Electronics were approximately 63%, 57% and 56% of our net revenues in 2003, 2002 and 2001, respectively. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customers.

Manufacturing

      We contract with third parties for all of our fabrication and assembly as well as the majority of our test operations. This manufacturing strategy enables us to focus on our design and development strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. Semiconductor manufacturing consists of foundry activity where wafer fabrication takes place, as well as chip assembly and testing activities. We use several independent foundries that use advanced manufacturing technologies to fabricate our chips. Substantially all of our products are manufactured by Taiwan Semiconductor Manufacturing Company (“TSMC”), which has manufactured products for us since 1989, United Microelectronics Corporation (“UMC”), which is also located in Taiwan, Jazz Semiconductor, which is located in United States, and other independent Asian foundries. Most of our products are currently fabricated using both mixed-signal and logic CMOS 0.25 to 0.18 micron process technologies. Manufacturing requires raw materials and a variety of components to be manufactured to our specifications. We depend on a limited number of suppliers to obtain adequate supplies of quality raw materials on a timely basis. We do not generally have guaranteed supply arrangements with our suppliers, and we depend on foundries such as TSMC, UMC and others for foundry capacity to produce products of acceptable quality and with acceptable manufacturing yields in a timely manner. As of December 31, 2003, we believe we have sufficient foundry capacity to meet our forecasted needs for the next 12 months.

      After wafer fabrication by the foundry, all of our semiconductor products and lens modules are assembled and tested by third-party vendors, primarily Advanced Semiconductor Engineering, TSMC and Amkor

Technology in Taiwan. We have internally designed and developed our own test software and purchased certain test equipment, which are provided to our test vendors. See Item 7, “Factors That May Affect Future Results — Our products are manufactured by independent third parties.”

Competition

      Our markets are intensely competitive and are characterized by rapid technological change, price reductions and rapid product obsolescence. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles, there are frequent design win competitions for next-generation systems. We expect competition to remain intense from existing competitors and from companies that may enter our existing or future markets. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for our products are characterized by intense price competition. As the markets for our products mature and competition increases, we anticipate that prices for our products will continue to rapidly decline.

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

      Our principal competitors in the DVD market include MediaTek Incorporation (“MediaTek”), Zoran, Sony, Panasonic, STMicroelectronic, LSI Logic, Sunplus and Cirrus Logic. In addition, we expect that the DVD platform will face competition from other platforms including STBs, as well as multi-function game boxes. Some of our competitors may supply chips for multiple platforms, such as LSI Logic and STMicroelectronics, each of which makes chips for both DVD players and STBs. We also face strong competition from Sunplus, a competitor in the VCD market. Our competitors in the digital imaging market include Omnivision, as well as other emerging companies.

      Many of our current and potential competitors have longer operating histories as well as greater name recognition than we have. Any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than we can.

      In addition, as the market for the DHS develops, a number of companies with significantly greater resources than us could attempt to increase their presence in the market by acquiring or forming strategic alliances with our competitors resulting in increased competition to us. In the past years, LSI Logic acquired C-Cube Microsystems; Cirrus Logic acquired LuxSonor Semiconductors; Oak Technology acquired TeraLogic; and Zoran acquired Oak Technology.

Proprietary Technology

      We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2003, we had 54 patents granted in the United States, which are going to expire over time commencing in 2008 and ending in 2022. In addition, as of December 31, 2003 we had 15 corresponding foreign patents, which are going to expire over time commencing in 2005 and ending in 2020. We have several patent applications pending and intend to seek further U.S. and international patents on our technology whenever possible.

      The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of December 31, 2003, there was one intellectual property litigation matter pending against us which we are vigorously defending and believe will not have a material adverse effect on our business. See Item 3, “Legal Proceedings.”

      We currently license certain of the technology we use in our products, and we expect to continue to do so in the future. We have, in the past, granted limited licenses to certain of our technology, some of which have expired. We have not derived material revenues from these licenses in recent periods. See Item 7, “Factors That May Affect Future Results — We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.”

Employees

      As of December 31, 2003, we had 498 full-time employees, including 219 in research and development, 159 in marketing, sales and support, 68 in operations, finance and administration and 52 in manufacturing. Over 50% of our employees are engineers, and a significant number of them are software engineers. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly-skilled semiconductor design personnel and software engineers involved in new product development, for whom competition can be intense, particularly in the Silicon Valley. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relationship with our employees is good.

Executive Officers of the Registrant

      The following table sets forth certain information regarding our current executive officers:

Name	Age	Position

Fred S.L. Chan	57	Chairman of the Board of Directors
Robert L. Blair	56	President, Chief Executive Officer and Director
Patrick Ang	44	Chief Operating Officer and Executive Vice President
James B. Boyd	51	Chief Financial Officer, Senior Vice President and Assistant Secretary

      Fred S.L. Chan has been a director since January 1986 and has served as Chairman of the Board since October 1992. Mr. Chan is also the Chairman of the Board for Vialta, Inc. and has served in that capacity since September 1999. Mr. Chan served as President and Chief Executive Officer of Vialta from September 1999 to August 2001. Mr. Chan served as our President from November 1985 until October 1996 and from February 1997 to September 1999. He served as our Chief Executive Officer from June 1994 until September 1999. Mr. Chan served as our Chief Financial Officer from October 1992 to May 1995. From 1984 to 1985, Mr. Chan was founder, President and Chief Executive Officer of AC Design, Inc., a VLSI chip design center providing computer aided design (“CAD”), engineering and other design services. From 1982 to 1984, he was co-founder, President and Chief Executive Officer of CADCAM Technology, Inc., a company in the business of computer aided engineering (CAE) systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii.

      Robert L. Blair has been our President and Chief Executive Officer since September 1999. Mr. Blair was elected as a director in 1999. Mr. Blair served as our Executive Vice President of Operations from April 1997 to September 1999. From December 1994 to March 1997, he was our Vice President of Operations. From December 1991 to November 1994, he was Senior Vice President of Operations (Software Packaging & Printing Division) of Logistix Corporation, a software turnkey company, and from 1989 to November 1991, he was Vice President and co-owner of Rock Canyon Investments, a real estate development-planning firm in California. From 1986 to 1989, he held various positions at Xidex Corporation, a computer diskette manufacturer, including President and General Manager at XEMAG, a division of Xidex Corporation. From 1973 to 1986, he held several positions including Vice President, High Reliability Operations at Precision Monolithics, Inc.

      Patrick Ang has been our Chief Operating Officer and Executive Vice President with responsibilities in worldwide sales and marketing since December 2001. From March 1998 to September 2001, Mr. Ang served as President and Chief Executive Officer of Broadxent, Inc. (formerly known as Digicom Systems, Inc.), a broadband communications equipment manufacturer, and from November 1997 to December 1999, Mr. Ang served as President of Ectiva, Inc., an internet appliance manufacturer, which was acquired by Creative Technology Ltd. in November 1997. From December 1993 to November 1997, Mr. Ang was employed as Division President for OPTi, Inc., a supplier of semiconductor products for the personal computer market. He was the founder of MediaSonics and co-founder of MediaChips, which was acquired by OPTi, Inc. in November 1993. Mr. Ang has more than 20 years of management, systems and semiconductor experience and had held various R&D positions at Telmos, Sierra Semiconductor and Triptech Microelectronics. Mr. Ang holds a B.S. in Electrical Engineering from the National University of Singapore. He serves on the boards of directors for Sunrise Telecom, Inc.

      James B. Boyd has been our Chief Financial Officer since August 2000. Mr. Boyd was also elected as a Senior Vice President in 2003 and as Assistant Secretary in August 2000. Prior to joining ESS, Mr. Boyd served from March 1998 until July 2000 as Chief Financial Officer of Gatefield Corporation, a Fremont-based manufacturer of field programmable electronic circuits used in PCs and consumer electronics. From August 1997 until January 1998, he was Chief Financial Officer of AirMedia, a developer of wireless communications software and from March 1996 until August 1997, he was Corporate Controller at Farallon Communications, a manufacturer and developer of internet hardware and software products. He has also held senior management positions with Fritz Companies, GTE Sprint Communications and Southern Pacific Companies. Mr. Boyd holds B.S. and MBA degrees from the University of Wisconsin — Madison and a J.D. from Golden Gate University.

      The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the section in the proxy statement for the 2004 Annual Shareholders’ Meeting entitled “Compliance under Section 16(a) of the Securities Exchange Act of 1934.”

Backlog

      Our products are generally sold pursuant to standard purchase orders, which are often issued only days in advance of shipment and are frequently revised to reflect changes in the customers’ requirements. Product deliveries are scheduled when we receive purchase orders. Generally, these purchase orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that our backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations. As of December 31, 2003, our backlog amounted to approximately $27.6 million.

Available Information

      Our website is http://www.ESSTECH.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (the “SEC”). In addition, our Code of Ethics as well as the respective charters for the Audit, Compensation and Corporate Governance and Nominating Committees of our Board of Directors are available on our web site. Information contained on our website is not part of this Report.

Item 2.     Properties

      We own nearly 12 acres of land in Fremont, California, on which we built our two-story, 93,000 square-foot corporate headquarters as well as a 77,000 square-foot building next to our corporate headquarters, 50% of which is currently leased to Vialta, Inc. (our former subsidiary) under the Real Estate Matters Agreement. On July 1, 2003, we entered into the First Amendment to the Amended and Restated Commercial Lease Agreement with Vialta to reduce the size of the Fremont facility subject to the lease and to adjust the rental amount. See Note 15 “Related Party Transactions with Vialta, Inc.,” to the consolidated financial statements in Item 8 of this Report.

      In addition we own an adjacent 11,000 square-foot dormitory building used to house visitors and guest workers. We also maintain leased office space in various locations. Additionally, we have an approximately 5,000 square-foot warehouse next to our corporate headquarters in Fremont, California.

      We are productively utilizing most of the above facilities and we consider the above facilities suitable and adequate to meet our current requirements. There are no liens on any of our owned land and buildings.

Item 3.     Legal Proceedings

      On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208) against Brent Townshend, alleging unfair competition and patent misuse. The complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Mr. Townshend to provide us with a license on reasonable and nondiscriminatory terms, as is required by applicable law. The patents relate to the manufacture and sale of high-speed modems. On April 30, 2002, we filed an amended complaint. On September 27, 2002, Townshend filed an answer and counterclaims, alleging patent infringement. We filed our answer to the counterclaims on October 17, 2002, Townshend also filed patent infringement actions against Agere Systems Inc., Analog Devices Inc., Cisco Systems, Inc., (“Cisco”) and Intel Corporation, alleging infringement of the same patents. On March 7, 2003, the court issued an order finding that the cases are related and should be tried together. Analog Devices has individually settled their claims with Townshend. As of December 31, 2003, the remaining parties were involved with discovery and claim construction proceedings. The estimated trial date is July 2005. The Company will vigorously pursue this litigation.

      On September 27, 2002, we filed a complaint in the United States District Court for the Northern District of California (Case No. C02-04705) against MediaTek, a Taiwanese company, alleging copyright infringement and unfair competition. The complaint sought damages and an injunction barring importation into the United States of certain MediaTek semiconductor chips alleged to infringe our proprietary intellectual property as well as all downstream products, specifically DVD players, incorporating such MediaTek chips. We believed that MediaTek unlawfully acquired and copied our proprietary source code and graphical user interface relating to its DVD products, and then used that technology to target our customers and market MediaTek’s chips in unfair competition. Simultaneous with the complaint, we filed a motion for expedited discovery to force MediaTek to turn over the suspected infringing code for expert analysis in support of a temporary restraining order. MediaTek’s source code was produced at the end of December 2002. On February 26, 2003, MediaTek answered the complaint, asserting affirmative defenses and counterclaims for a declaratory judgment of non-infringement and for trade secret misappropriation. On March 7, 2003, we filed a motion for preliminary injunction against MediaTek’s manufacture, distribution, and importation of DVD chips, or in the alternative, for an expedited trial on our copyright claims. We also sought a recall order requiring MediaTek to recall all DVD chips from its customers, distributors, retailers, and end users. Following mediation, on June 11, 2003, we entered into a License Agreement and Mutual Release (the “Settlement Agreement”) with MediaTek. Under the terms of Settlement Agreement, both sides have terminated all claims against each other and MediaTek received a non-exclusive worldwide license to our proprietary DVD user interface and other key DVD software. Under the Settlement Agreement, MediaTek paid us a one-time license fee of $45.0 million related to sales of certain DVD products and is required to pay ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. The maximum total payments under the Settlement Agreement are $90.0 million.

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

(Case No. C02-4734), filed September 30, 2002; Mike Forrestal v. ESS Technology, Inc., et al. (Case No. C02-4739), filed September 30, 2002; Sandy Dorman v. ESS Technology, Inc., et al. (Case No. C02-4732), filed September 30, 2002; Patriot Shipping Corporation v. ESS Technology, Inc., et al. (Case No. C02-4749), filed October 1, 2002; Adam D. Saphier v. ESS Technology, Inc., et al. (Case No. C02-5028), filed October 17, 2002; and Mayer Abramowitz v. ESS Technology, Inc., et al. (Case No. C02-5354), filed on November 7, 2002. These actions have been consolidated and are proceeding as a single action under the caption “In re ESS Technology Securities Litigation.” The plaintiffs are seeking unspecified damages for the class and unspecified costs and expenses. On May 20, 2003, the plaintiffs filed an amended complaint. We filed a motion to dismiss on June 18, 2003, which was granted by the court on October 3, 2003. The plaintiffs were granted leave to amend, and filed their second amended consolidated complaint on November 3, 2003. We filed our second motion to dismiss on December 18, 2003, which the court is scheduled to hear on March 19, 2004. Discovery remains on hold and no trial date has been set.

      Similarly after we revised our revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of our common stock, purporting to represent the corporation, have brought derivative suits against us as a nominal defendant and certain of our officers and directors, alleging, among other things, breaches of fiduciary duty and insider trading. To date, three derivative suits have been filed in the California Superior Court, Alameda County. These cases are: Robert Haven, Derivatively on Behalf of ESS Technology v. Blair, et al. (Case No. 02-67527), filed October 3, 2002, James Shroff, Derivatively on Behalf of ESS Technology v. Blair, et al. (Case No. 02-68418), filed Octobers 10, 2002 and David Chestnut, Derivatively on behalf of ESS Technology v. Chan, et al. (Case No. 02-69064), filed October 16, 2002. These actions have been consolidated and are proceeding as a single action entitled “ESS Cases.” The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and other relief. With respect to these state court derivative actions, we filed a demurrer to the claims and a motion to stay discovery on March 24, 2003. The demurrer and motion to stay discovery were heard on May 15, 2003. The court denied the demurrer, but issued an order staying discovery pending the resolution of the pleading stage in the District Court case.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Shareholder Matters

      Our common stock has been trading on the NASDAQ National Market under the symbol “ESST” since October 6, 1995. The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ National Market during the periods indicated.

	High	Low

Fiscal 2003:
First Quarter ended March 31, 2003	$7.09	$5.40
Second Quarter ended June 30, 2003	$9.75	$6.04
Third Quarter ended September 30, 2003	$11.22	$8.54
Fourth Quarter ended December 31, 2003	$17.40	$11.11
Fiscal 2002:
First Quarter ended March 31, 2002	$25.99	$16.81
Second Quarter ended June 30, 2002	$21.98	$12.76
Third Quarter ended September 30, 2002	$20.25	$5.91
Fourth Quarter ended December 31, 2002	$9.32	$4.28

      As of February 26, 2004, there were approximately 205 record holders of our common stock. Since most shareholders are listed under their brokerage firm’s names, the actual number of beneficial shareholders is higher.

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

Item 6.     Selected Financial Data

      The following data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and related notes thereto included in Item 8 of this Report.

      We derived the selected consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the selected consolidated balance sheet data as of December 31, 2003 and 2002 from our audited consolidated financial statements appearing elsewhere in this Report. We derived the selected consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999 from our audited consolidated financial statements, which are not included in this Report.

	Years Ended December 31,(1)

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$195,273	$273,442	$271,380	$303,436	$310,651
Cost of revenues	132,690	176,454	180,231	192,452	191,529

Gross profit	62,583	96,988	91,149	110,984	119,122
Operating expenses:
Research and development	33,184	26,964	27,957	27,832	36,028
In-process research and development (2)	2,690	—	—	2,625	—
Selling, general and administrative	31,761	34,170	40,689	36,225	38,558

Operating income (loss)	(5,052)	35,854	22,503	44,302	44,536
Non-operating income (loss), net	45,946	2,407	(18,780)	41,810	4,666

Income before provision for income taxes	40,894	38,261	3,723	86,112	49,202
Provision for (benefit from) income taxes	15,603	984	(7,262)	22,946	7,877

Net income from continuing operations	$25,291	$32,277	$10,985	$63,166	$41,325

Discontinued operation, net of minority interest	—	—	(12,802)	(14,860)	(1,220)

Net income (loss)	$25,291	$32,277	$(1,817)	$48,306	$40,105

Net income (loss) per share:
Basic
Continuing operations	$0.64	$0.85	$0.26	$1.49	$1.02
Discontinued operations	—	—	(0.30)	(0.35)	(0.03)

	$0.64	$0.85	$(0.04)	$1.14	$0.99

Diluted
Continuing operations	$0.61	$0.80	$0.24	$1.37	$0.91
Discontinued operations	—	—	(0.28)	(0.32)	(0.03)

	$0.61	$0.80	$(0.04)	$1.05	$0.88

Shares used in calculating net income per share:
Basic	39,517	44,044	42,274	42,548	40,640

Diluted	41,238	46,731	45,262	45,943	45,625

	Years Ended December 31,(1)

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$164,846	$199,102	$129,034	$58,838	$68,687
Working capital excluding net assets of discontinued operation(1)	$145,221	$210,001	$156,966	$138,541	$85,228
Total assets	$352,593	$281,602	$237,965	$294,391	$226,922
Current liabilities	$113,804	$44,558	$54,056	$73,901	$72,804
Total shareholders’ equity	$227,081	$229,368	$176,978	$211,429	$183,579

(1)	All of the data presented has been adjusted to give effect to the treatment of Vialta as a discontinued operation. See Note 6, “Discontinued Operation” to the consolidated financial statements in Item 8 of this Report.

(2)	See Note 5, “Acquisition and Related Charges,” to the consolidated financial statements in Item 8 of this Report.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

      Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation, in “Factors that May Affect Future Results” below and elsewhere in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning the future of our industry, our product development, our business strategy, our future acquisitions, the continued acceptance and growth of our products, and our dependence on significant customers. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors including those discussed in “Factors that May Affect Future Results” below and elsewhere in this Report. In some cases, these statements can be identified by terminologies such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” other similar terms or the negative of these terms. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, they may be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by us or any other person that the results or conditions described in such statements will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

      We are a leading designer, developer and marketer of highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers, and camera lens modules. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, VCD, digital cameras, digital camcorders, consumer digital audio players, and digital media players. Our imaging chips utilize advanced CMOS sensor technology to capture an image for digital still cameras and cellular camera phone applications. Our camera lens modules are made up of a lens, image sensor chip, housing and flex cable necessary to provide camera capabilities to electronic devices such as cellular phones and PDAs. Our digital amplifiers boost the digital sound to a level required to drive loudspeakers, in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and televisions sets. We have also developed encoding processors to address the growing demand for DVRs, recordable DVD players, digital still cameras and digital camcorders. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the DHS, integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, other communication devices, and PC audio products. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths. The terms “Company,” “we,” “us,” “our,” and similar terms refer to ESS Technology, Inc. and its subsidiaries, unless the context otherwise requires.

      We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in Hong Kong, Taiwan, China, Korea, Japan, and the Czech Republic. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Japan and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenue. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

      We were incorporated in California in 1984 and became a public company in 1995. In April 1999, we expanded our business beyond the semiconductor segment by establishing Vialta, a subsidiary that would operate in the internet segment. In April 2001, our Board of Directors adopted a plan to distribute to our shareholders all of our shares in Vialta. The Vialta spin-off was completed on August 21, 2001. See Note 6, “Discontinued Operation” and Note 15, “Related Party Transactions with Vialta, Inc.,” to the consolidated financial statements in Item 8 of this Report. On June 9, 2003, we acquired 100% of the outstanding shares of Pictos. On August 15, 2003, we acquired 100% of the outstanding shares of Divio. See Note 5, “Acquisition and Related Charges,” to the consolidated financial statements in Item 8 of this Report.

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

Revenue Recognition

      Revenue is primarily generated by product sales and is generally recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return and allowance, in which case, revenue is deferred until such distributor resells the products to a third party. Such deferred revenues related to distributor sales, net of deferred cost of goods sold are included in accrued expenses on our consolidated balance sheets.

      We provide for rebates based on current contractual terms and future returns based on historical experiences at the time revenue is recognized as reductions to product revenue. Actual amounts may be different from management’s estimates. Such differences, if any, are recorded in the period they become known.

      Income from MediaTek royalties for the sale of products utilizing licensed technology is reported as revenue based on the number of units sold as reported to us by MediaTek.

Inventories and Inventory Reserves

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

Goodwill and Other Intangible Assets

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the accounting that must be applied to goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill no longer be amortized, and instead, be tested for impairment at the reporting unit level at least annually. We completed an annual impairment test in the fourth quarter of 2003, and determined that goodwill was not impaired.

      We have goodwill and other intangible assets related to our acquisitions of NetRidium Communications, Inc. (“Netridium”) in 2000, Silicon Analog Systems (“SAS”) in 2001, and Pictos and Divio in 2003. In accordance with SFAS 142, we reclassified acquired workforce intangible assets, which were previously recognized apart from goodwill, as goodwill and ceased amortization of goodwill as of January 1, 2002.

Impairment of Long-Lived Assets

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the recoverability of our long-lived assets based upon our estimates of the future undiscounted cash flows to be generated by the long-lived assets and will reserve for impairment whenever such estimated future cash flows indicate the carrying amount of the assets may not be fully recoverable.

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

Legal Contingencies

      From time to time, we are subject to legal proceedings and claims, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights and other claims arising out of the ordinary course of business. Further, we are currently engaged in certain shareholder class action and derivative lawsuits.

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

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new VIEs created or acquired after January 31, 2003. For arrangements entered into with VIEs created prior to February 1, 2003, the provisions of FIN 46 were originally effective as of July 1, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The adoption of FIN 46 and revised FIN 46 did not have an impact on our results of operations or financial position.

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” (“SAB 104”) which supersedes SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Question and Answers issued with SAB 101 that had been codified in SEC Topic 13. The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on our financial condition or results of operations.

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

      The following table sets forth certain operating data as a percentage of net revenues:

	Years Ended December 31,

	2003	2002	2001

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	68.0	64.5	66.4

Gross margin	32.0	35.5	33.6
Operating expenses:
Research and development	17.0	10.0	10.3
In-process research and development	1.4	—	—
Selling, general and administrative	16.2	12.5	15.0

Operating income (loss)	(2.6)	13.0	8.3
Non-operating income (loss), net	23.5	0.9	(6.9)

Income before income taxes	20.9	13.9	1.4
Provision for (benefit from) income taxes	8.0	0.3	(2.6)

Net income from continuing operations	13.0	13.6	4.0
Discontinued operation, net of minority interest	—	—	(4.7)

Net Income	13.0%	13.6%	(0.7)%

Comparison of Twelve Months ended December 31, 2003 and December 31, 2002

Net Revenues

      Net revenues were $195.3 million in 2003 and $273.4 million in 2002. Net revenues decreased by $78.1 million, or 28.6%, from 2002 to 2003 primarily due to the decrease in DVD, VCD, PC audio and communication and other revenue, partially offset by the increase in consumer digital media revenue and the revenue from the digital imaging and recordable products which were introduced through the acquisitions of Pictos and Divio in 2003.

      The following table summarizes revenues by our major product categories.

	Percentage of
	Net Revenues
	for Years
	Ended
	December 31,

	2003	2002

DVD	43%	59%
VCD	38%	31%
Digital imaging	8%	—
Recordable	6%	—
Consumer digital media	2%	—
Communication and other	2%	6%
PC audio	1%	4%

Total	100%	100%

      DVD revenue includes revenue from sales of DVD decoder chips. DVD revenues were $83.4 million in 2003, a decrease of $78.3 million, or 48.4%, from 2002 to 2003, primarily due to lower unit sales and lower average selling price (“ASP”) per unit. Unit sales decreased by 36.8% and ASP per unit decreased by 18.4%. We believe this decrease resulted from the entry in the third quarter of 2002 of MediaTek, a then new competitor based in Taiwan, who introduced to the marketplace a DVD chip that we believed infringed our intellectual property rights. We filed a lawsuit in the United States against MediaTek requesting both damages and an injunction to stop the importation into the United States of DVD players containing products we believe infringed our intellectual property rights. On June 11, 2003, we entered into the Settlement Agreement with MediaTek relating to the lawsuit we had filed relating to this activity. Under the terms of the Settlement Agreement, both sides terminated all claims against each other and MediaTek received a non-exclusive worldwide license of our proprietary DVD user interface and other key DVD software. In conjunction with the Settlement Agreement, MediaTek paid us a one-time license fee of $45.0 million related to sales of certain DVD products and is required to pay ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. Despite the Settlement Agreement, we believe that we have lost market share among some China based OEMs. We sold approximately 13.6 million units of our DVD chip products in 2003 as compared to approximately 21.6 million units sold in 2002.

      VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenues were $74.8 million in 2003, a decrease of $9.9 million, or 11.7%, from 2002 to 2003, primarily due to lower ASP per unit. ASP per unit decreased by 44.1% while unit sales increased by 58.1%. The changes were primarily due to the change in the product mix of the VCD group from 2002 to 2003. Beginning in 2003, the VCD chipsets were being phased out and replaced by Visba3 integrated chips. As a result, unit sales of the Visba3 increased significantly while the unit sales of the VCD chipsets declined. However, ASP per unit of the Visba3 was lower than the ASP per unit of the VCD chipsets. Therefore, the overall ASP per unit dropped. We sold approximately 44.8 million units of our VCD chip products in 2003 as compared to approximately 28.3 million units sold in 2002. We continue to target the market for this product line by lowering our product costs.

      Digital imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital imaging revenues were $14.6 million in 2003 and $0 in 2002. Digital imaging revenues derived from the sale of products of Pictos, a company that we acquired in June 2003. We sold approximately 1.3 million units of digital imaging chip products in 2003.

      Recordable revenue includes revenue from sales of integrated encoder and decoder chips, and encoder and decoder chips sold together as a chipset. Recordable revenues were $12.0 million in 2003 and $0 in 2002. The revenue of the encoding products of Divio, which we acquired in August 2003, was approximately 27% of the total recordable revenues. We sold approximately 0.4 million units of recordable chip products in 2003.

      Consumer digital media revenue includes revenue from sales of consumer digital media chips. Consumer digital media revenues were $4.5 million in 2003, an increase of $4.0 million, or 793.6% from 2002 to 2003, primarily due to higher unit sales. The consumer digital media products were introduced during the fourth quarter of 2002. The 2002 revenue of $0.5 million was classified as communication and other revenue in 2002. We sold approximately 1.0 million units of consumer digital media chip products in 2003 as compared to less than 0.1 million units sold in 2002.

      Communication and other revenues were $3.6 million in 2003, a decrease of $12.2 million, or 77.2%, from 2002 to 2003, primarily due to lower unit sales and lower ASP per unit. Unit sales decreased by 65.5% and ASP per unit decreased by 33.9%, from 2002 to 2003. We are no longer emphasizing this product line, which is a mature market characterized by unit price declines. We sold approximately 1.9 million units of communication and other chip products in 2003 as compared to approximately 4.1 million units sold in 2002.

      PC audio revenues were $2.4 million, a decrease of $8.3 million in 2003, or 77.9%, from 2002 to 2003, primarily due to lower unit sales. Unit sales decreased by 78.1% from 2002 to 2003. We are no longer emphasizing this product line, which is a declining market as this technology is being incorporated into the PC’s central processor chip. We sold approximately 0.8 million units of PC audio chip products in 2003 as compared to approximately 3.0 million units sold in 2002.

      International revenues accounted for approximately 99% of net revenues in both 2003 and 2002. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the future.

Gross Margin

      Gross profit decreased to $62.6 million in 2003 from $97.0 million in 2002. Gross margins were 32.0% in 2003 and 35.5% in 2002. The decrease in gross margin was primarily due to lower volume in our DVD business in 2003, and a higher volume of lower margin VCD and digital imaging products, partially offset by a net decrease in the provision for excess and obsolete inventories of approximately $11.6 million, and $5.0 million of MediaTek royalty revenue at 100% gross margin. Excess and obsolete reserves released during the twelve months ended December 31, 2003 amounted to $6.3 million, compared to $5.3 million of reserves provided during the twelve months ended December 31, 2002. The released reserves were a result of the sale of products that had previously been fully reserved.

      As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline their product lives, and in 2004 overall gross margins may continue to shrink. We believe that in order to maintain or increase gross profit in 2004, we must achieve higher unit volume in shipments, reduce costs, add new features as well as introduce new products at higher ASP.

Research and Development

      Research and development expenses were $33.2 million, or 17.0% of net revenues, in 2003 and $27.0 million, or 9.9% of net revenues in 2002. Research and development expenses increased by $6.2 million, or 23.1%, from 2002 to 2003, primarily due to the research and development expenses of Pictos of $4.6 million and Divio of $1.7 million, which we acquired in June 2003 and August 2003, respectively.

In-Process Research and Development

      In-process research and development expenses were $2.7 million, or 1.4% of net revenues, in 2003 and $0 in 2002. This increase related to the write-off of in-process research and development expenses related to the digital imaging products of Pictos, which we acquired in June 2003, and the encoding products of Divio, which we acquired in August 2003.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $31.8 million, or 16.2% of net revenues, in 2003 and $34.2 million, or 12.5% of net revenues, in 2002. Selling, general and administrative expenses decreased by $2.4 million, or 7.0%, from 2002 to 2003, primarily due to the decrease of commission by $1.0 million as the result of decreased sales, the decrease of our marketing development fund (“MDF”) by $6.5 million due to the cancellation of our MDF program with some customers, partially offset by the increase of legal expense by $1.0 million related to MediaTek lawsuit and insurance expense by $1.4 million due to the increased director and officer insurance premiums as well as the increase of $3.3 million of selling, general and administrative expenses of Pictos and Divio that we acquired in June 2003 and August 2003, respectively. The selling, general and administrative expenses in 2003 included the amortization of intangibles of $1.2 million and $0.3 million for Pictos and Divio respectively. In 2004, the amortization of intangibles is estimated to be $1.5 million and $0.5 million for Pictos and Divio respectively.

Non-operating Income, Net

      Net non-operating income was $45.9 million in 2003 and $2.4 million in 2002. In 2003, net non-operating income consisted primarily of net license income of $44.5 million from MediaTek settlement, interest income of $2.5 million and rental income of $1.2 million from Vialta, partially offset by the $2.0 million write-off of investment in Broadmedia and a $1.5 million fee paid to MediaTek for the successful application for exemption from the Taiwan withholding tax on the $45.0 million of license income from MediaTek. See Item 3, “Legal Proceedings,” for a description of the MediaTek settlement. In 2002, net non-operating income consisted primarily of interest income of $3.6 million and rental income of $1.9 million from Vialta, partially offset by the $3.6 million write-down of and sale of our investment in the stock of Cisco.

Provision for (Benefit from) Income Taxes

      Our effective tax rate was 38% for 2003 compared to a 3% effective tax rate for 2002. The primary reason for the increase in our effective tax rate for 2003 was an accrual of income taxes for the MediaTek license fee and royalty payments.

      Our 38% tax rate for 2003 was lower than the combined federal and state statutory rate of 40% primarily as a result of a release of tax reserves related to the expiration of the statute of limitations on our 1999 return offset in part by nondeductible expenses. Our 3% tax rate for 2002 was lower than the combined federal and state statutory rate primarily as a result of the lower foreign tax rate on earnings from our foreign subsidiary, which were considered to be permanently reinvested, and tax credits.

      Based on our forecast and the geographical mix of our revenues, during 2004, we anticipate that our effective tax rate will be between 7% and 8%.

      The Company’s general policy is to permanently reinvest the net earnings of its foreign subsidiaries. Accordingly, these earnings have not been subject to U.S. income taxes. ESS Technology International, Inc., one of our subsidiaries, organized under the laws of the Cayman Islands, currently holds approximately $135.0 million in cash. Under certain circumstances, if ESS Technology International, Inc. were to transfer this cash, or a portion thereof, to ESS Technology, Inc., we could be required to pay taxes on the transfer, to the extent that ESS Technology International, Inc. has earnings and profits for US income tax purpose, at our effective tax rate for the year of the transfer, which could be as high as 40%.

Net Income (Loss)

      Net income was $25.3 million in 2003 and $37.3 million in 2002. Net income decreased by $12.0 million from 2002 to 2003, primarily due to lower sales, lower gross margin and higher operating expense, partially offset by the license income from MediaTek.

Comparison of Twelve Months Ended December 31, 2002 and December 31, 2001

Net Revenues

      Net revenues were $273.4 million in 2002 and $271.4 million in 2001. Net revenues increased by $2.0 million, or 0.8%, from 2001 to 2002 primarily due to the growth of our DVD business, partially offset by the decrease in the ASP of our VCD chips and the decline in revenues of our PC audio and communication products.

      The following table summarizes revenues by our major product categories:

	Percentage of
	Net Revenues
	for Years
	Ended
	December 31,

	2002	2001

DVD	59%	37%
VCD	31%	40%
Communication and other	6%	7%
PC audio	4%	16%

Total	100%	100%

      DVD revenue includes revenue from sales of DVD decoder chips. DVD revenues were $161.7 million, an increase of $62.3 million, or 62.7%, from 2001 to 2002, primarily due to higher unit sales, partially offset by lower ASP per unit. While unit sales increased by 90.7%, ASP per unit decreased by 14.7% from 2001 to 2002.

Although unit sales in 2002 were higher than in 2001, unit sales in the third and fourth quarter of 2002 were lower than expected. We believe this decrease resulted from the entry in the third quarter of 2002 of MediaTek, a then new competitor based in Taiwan, who introduced to the marketplace a DVD chip that we believed infringed our intellectual property rights. We filed a lawsuit in the United States against MediaTek requesting both damages and an injunction to stop the importation into the United States of DVD players containing products we believed infringed our intellectual property rights. On June 11, 2003, we entered into the Settlement Agreement with MediaTek relating to the lawsuit we had filed related to this activity. Under the terms of the Settlement Agreement, both sides terminated all claims against each other and MediaTek received a non-exclusive worldwide license of our proprietary DVD user interface and other key DVD software. MediaTek then paid us a one-time license fee of $45.0 million related to sales of certain DVD products and would is required to pay ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. Despite the Settlement Agreement, we believe that we have lost market share among some China based OEMs. We sold approximately 21.6 million units of our DVD chip products in 2002.

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

      Communication and other revenue includes revenue from sales of consumer digital media chips during the fourth quarter of 2002. Communication and other revenues were $16.3 million, a decrease of $3.1 million, or 16.0%, from 2001 to 2002 primarily due to a decrease in both unit sales and unit prices. Unit sales decreased by 2.2% and ASP per unit decreased by 14.3% from 2001 to 2002. We are no longer emphasizing this product line, which is in a mature market characterized by unit price declines. We sold approximately 4.1 million units of our communication and other chip products in 2002.

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

Gross Margin

      Gross profit increased to $97.0 million in 2002 from $91.1 million in 2001. Gross margins were 35.5% in 2002 and 33.6% in 2001. The increase in gross margin was primarily due to the growth of our DVD business in 2002, substantially offset by reduced sales and profitability of our other product categories. Although gross profit and margins increased in 2002 as compared to the preceding year, in the third quarter of 2002, we began experiencing increasing competition and pricing pressures for both our DVD and VCD products. As a result, overall gross margins of over 40% reported in the first and second quarters of 2002 decreased to 26% in the fourth quarter. We expect that gross margins will remain significantly below the levels experienced in the fiscal year 2002 at least until such time as new products, with higher ASPs are introduced, achieve market acceptance, and are sold in volume.

      As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over their product lives. We believe that in order to maintain or increase gross profit, we must achieve higher unit volume in shipments, reduce costs, add new features and introduce new products.

Research and Development

      Research and development expenses were $27.0 million, or 10.0% of net revenues, in 2002 and $28.0 million, or 10.3% of net revenues, in 2001. Research and development expenses decreased by $1.0 million, or 3.6%, from 2001 to 2002, primarily due to the decrease in amortization expenses of

$3.9 million, partially offset by the increase in salary expenses of $2.3 million from research and development headcount increase. Amortization of goodwill was discontinued in January 2002 in accordance with SFAS 142. We expect that research and development will continue to be critical to our business as we introduce new products.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $34.2 million, or 12.5% of net revenues, in 2002 and $40.7 million, or 15.0% of net revenues, in 2001. Selling, general and administrative expenses decreased by $6.5 million, or 16.0%, from 2001 to 2002, primarily due to the decrease in legal expenses, MDF expenses and salary expenses. Legal expenses decreased by $2.7 million from 2001 to 2002 because in 2001, there were expenses incurred for trademark litigation and the filing and subsequent withdrawal of a registration statement on Form S-3, with respect to a proposed public offering by us that was abandoned in light of market turmoil caused by the September 11 terrorist attack. MDF expenses decreased by $2.0 million from 2001 to 2002, primarily due to the cancellation of our MDF program with some customers and the change to a rebate program from our MDF program for the majority of the sales by some of our customers and distributors. Salary expenses decreased by $1.0 million, from 2001 to 2002, primarily due to the decrease in sales and marketing headcounts.

Non-operating Income (Loss), Net

      Net non-operating income (loss) was $2.4 million in 2002 and ($18.8) million in 2001. In 2002, net non-operating income consisted primarily of interest income of $3.6 million and rental income of $1.9 million from Vialta, partially offset by the loss from the ($2.6) million write-down of and sale our investment in the stock of Cisco. In 2001, net non-operating loss consisted of ($21.2) million from the sale of 565,178 shares of Cisco stock in June 2001, partially offset by interest income of $2.0 million and rental income of $0.6 million from Vialta.

Provision for (Benefit from) Income Taxes

      Our effective tax rate was 3% for 2002 and (241%) for 2001. Our effective tax rate, excluding the provision taken on the exchange of Komodo Technology shares for Cisco stock and subsequent sale of such Cisco stock, was 5% for 2002 and for 2001. We used an estimated 40% tax rate on the loss from the ($2.6) million write-down and sale of our investment in Cisco stock, which resulted in a $1.0 million tax benefit in 2002. We used an estimated 40% tax rate on the $21.2 million loss from sale of Cisco stock, which resulted in an $8.5 million tax benefit in 2001.

      Our 5% tax rates for 2002 and 2001 were lower than the combined federal and state statutory rate of 40% primarily as a result of the lower foreign tax rate on earnings from our foreign subsidiary, which was considered to be permanently reinvested, and tax credits in both years.

Net Income from Continuing Operations

      Net income from continuing operations was $37.3 million in 2002 and $11.0 million in 2001. Net income from continuing operations increased by $26.3 million from 2001 to 2002, primarily due to the higher-margin product mix and a $6.5 million decrease in selling, general and administrative expenses in 2002 and the ($21.2) million loss incurred on the sale of the Cisco stock in 2001.

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

Acquisitions and Related Charges

Divio

      On August 15, 2003, we acquired 100% of the outstanding shares of Divio for $27.1 million in cash plus transaction costs. Divio, formerly a privately held company based in Sunnyvale, California, designs, manufactures and markets digital encoding semiconductor products. The acquisition expands our product lines in the digital consumer electronics market with advanced MPEG 1, 2 and 4 encoders and DV codecs for digital video recorders, digital still cameras and solid-state digital camcorders. The acquisition was accounted for as a purchase combination under SFAS No. 141, “Business Combination,” (“SFAS 141”). Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our consolidated balance sheet as of August 15, 2003, the effective date of the purchase. The results of operations of Divio have been included in our consolidated results of operations since the effective date of the purchase. There were no significant differences between our accounting policies and those of Divio.

      We allocated the purchase price of $27.1 million and $3.1 million of legal, other professional expenses and other costs directly associated with the acquisition as follows, based on management’s estimates and appraisal:

Purchase Price Allocation	Amounts

(In thousands)
Tangible assets	$1,661
Identifiable intangible assets	6,310
Goodwill	23,535

Total assets acquired	31,506
Deferred tax liabilities	(2,587)

Net assets acquired	28,919
In-process research and development	1,270

Total consideration	$30,189

      The following table lists the components of $6.3 million identifiable intangible assets and their respective useful lives.

	Estimated Fair	Estimated
Identifiable Intangible Assets	Value	Life

	(In thousands)
Existing technology	$4,790	3 years
Patents and core technology	820	3 years
Customer contacts and related relationships	510	3 years
Partner agreements and related relationships	110	3 years
Order backlog	80	3 months

Total identifiable intangible assets	$6,310

      Amortization expenses related to those identifiable intangible assets were $858,000 for the year ended December 31, 2003. The following table summarizes the annual amortization expenses through 2006.

Amortization Expenses for Year Ending December 31,	Amounts

(In thousands)
2004	$2,077
2005	2,077
2006	1,298

Total	$5,452

Pictos

      On June 9, 2003, we acquired 100% of the outstanding shares of Pictos for $27.0 million in cash plus transaction costs. Pictos, formerly a privately held company based in Newport Beach, California, designs, manufactures and markets digital imaging semiconductor products. The acquisition expands our business into the digital imaging consumer electronics market with advanced CMOS sensor and image processor solutions for digital still cameras and cellular camera phones. The acquisition was accounted for as a purchase combination under SFAS 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our consolidated balance sheet as of June 9, 2003, the effective date of the purchase. The results of operations have been included in our consolidated results of operations since the effective date of the purchase. There were no significant differences between our accounting policies and those of Pictos.

      We allocated the purchase price of $27.0 million and $453,000 of legal and other professional expenses directly associated with the acquisition as follows, based on management’s estimates and appraisal.

Purchase Price Allocation	Amounts

(In thousands)
Tangible assets	$8,160
Identifiable intangible assets	7,850
Goodwill	18,180

Total assets acquired	34,190
Liabilities assumed	(4,938)
Deferred tax liabilities	(3,219)

Net assets acquired	26,033
In-process research and development	1,420

Total consideration	$27,453

      The following table lists the components of $7.9 million identifiable intangible assets and their respective useful lives.

	Estimated Fair
Identifiable Intangible Assets	Value	Estimated Life

	(In thousands)
Existing technology	$3,600	3 years
Patents and core technology	1,800	3 years
Customer relationships	1,080	3 years
Distributor relationships	90	2 years
Foundry agreement	930	2 years
Order backlog	350	6 months

Total identifiable intangible assets	$7,850

      Amortization expenses related to these identifiable intangible assets were $1,841,000 for the year ended December 31, 2003. The following table summarizes the annual amortization expenses through 2006.

Amortization Expenses for Year Ending December 31,	Amounts

(In thousands)
2004	$2,670
2005	2,385
2006	954

Total	$6,009

      Summarized below are our unaudited pro forma results, reflecting the results of the Pictos and Divio acquisitions had they been consolidated from the beginning of all periods indicated. Adjustments have been made for the estimated increases in amortization of intangibles, amortization of stock-based compensation and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring.

	Twelve Months Ended
	December 31,

	2003	2002

	(In thousand, except per
	share data)
Total revenues	$201,144	$282,819
Operating income (loss)	$(25,248)	$11,790
Net income	$4,210	$10,646
Net income per share:
Basic	$0.11	$0.24
Diluted	$0.10	$0.23

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

SAS

      On April 12, 2001, we entered into a definitive agreement to acquire SAS in a merger transaction accounted for as a purchase business combination. SAS was a Canadian start-up company engaged in developing single chip solutions for wireless communications. We paid $1.0 million on the effective date and an additional $1.0 million on April 12, 2002. The total purchase price of $2.0 million along with $75,000 of acquisition costs, were primarily allocated to goodwill and other intangible assets, based on management’s estimates and appraisals. The assets, liabilities and operating expenses for SAS were not material to our financial position or results of operations.

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

      As of December 31, 2003, the SAS design team is concentrating on video product development, and designs from this group have been integrated into several video products. SAS has several patent applications pending and intends to seek further U.S. and international patents on its technology whenever possible.

Selected Quarterly Financial Data

      The following table sets forth our consolidated statement of operations data for each of the eight quarters from January 1, 2002 through December 31, 2003. We believe that our results of operations will continue to be seasonal, depending on the timing of customer orders and demand for the holiday seasons, which typically occur during the third and fourth quarters. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002	2003	2003	2003	2003

	(Unaudited, in thousands)
Net revenues	$79,115	$86,037	$60,746	$47,544	$33,151	$31,011	$48,243	$82,868
Cost of revenues	44,839	50,817	45,665	35,133	23,376	20,982	33,281	55,051

Gross profit	34,276	35,220	15,081	12,411	9,775	10,029	14,962	27,817
Operating Expenses:
Research and development	6,381	7,043	7,160	6,380	6,256	7,330	10,090	9,508
In-process research and development	—	—	—	—	—	1,420	1,270	—
Selling, general and administrative	10,356	11,051	6,452	6,311	6,674	6,660	8,874	9,553

Operating income (loss)	17,539	17,126	1,469	(280)	(3,155)	(5,381)	(5,272)	8,756
Non-operating income (loss), net	(1,267)	1,085	1,438	1,151	944	44,187	(659)	1,474

Income (loss) before income taxes	16,272	18,211	2,907	871	(2,211)	38,806	(5,931)	10,230
Provision for (benefit from) income taxes	(114)	889	148	61	(98)	22,905	(8,680)	1,476

Net income (loss)	$16,386	$17,322	$2,759	$810	$(2,113)	$15,901	$2,749	$8,754

Liquidity and Capital Resources

      Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At December 31, 2003, we had cash, cash equivalents and short-term investments of $164.8 million and working capital of $145.2 million. At December 31, 2003, we had a $10.0 million unsecured line of credit with a bank, which will expire on June 5, 2006. This line of credit requires us to maintain certain financial ratios and operating results. As of December 31, 2003 and as of the filing date of this Report, we are in compliance with the borrowing criteria and there was no borrowing under this line of credit.

      On August 15, 2003, we acquired 100% of the outstanding shares of Divio for $27.1 million in cash plus transaction costs. On June 9, 2003, we acquired 100% of the outstanding shares of Pictos for $27.0 million in cash plus transaction costs.

      In February 2002, we completed a public offering of 5,520,000 shares of our common stock at a price of $19.38 per share. We sold 2,500,000 shares, and 3,020,000 shares were sold by the selling shareholders. Net of the underwriting discount, we received proceeds of approximately $45.6 million before expenses. See Note 9, “Shareholders’ Equity,” to the consolidated financial statements in Item 8 of this Report.

      In April 2001, our Board of Directors decided to spin off Vialta, our majority-owned subsidiary. Accordingly, all of Vialta’s assets and liabilities as of December 31, 2000 were reclassified in the balance sheet to net assets of discontinued operation, net of minority interest and its revenues and expenses for all periods presented were reclassified in the income statement to discontinued operation, net of minority interest. The spin-off transaction was completed in August 2001, and accordingly, we had no material assets, liabilities or commitments relating to Vialta as of December 31, 2003. Further, we do not have any contractual obligations that are expected to have a material impact upon our revenues, operating results or cash flows under any of the spin-off agreements, which include the Master Distribution Agreement and its ancillary agreements, consisting of the Master Technology Ownership and License Agreement, the Employee Matters Agreement, the Tax Sharing and Indemnity Agreement, the Real Estate Matters Agreement, the Master Confidential Disclosure Agreement, and the Master Transitional Services Agreement. On July 1, 2003, we entered into the First Amendment to the Amended and Restated Commercial Lease Agreement with Vialta to reduce the size of the Fremont facility subject to the lease and adjust the rental amount. Effective July 1, 2003, Vialta pays us approximately $312,000 per year, payable in monthly installments of approximately $26,000 pursuant to the amendment. The Master Transitional Services Agreement terminated on August 21, 2002. See Note 6, “Discontinued Operation” and Note 15, “Related Party Transactions with Vialta, Inc.” to the consolidated financial statements in Item 8 of this Report.

      In April 2001, we acquired in a transaction accounted for as a purchase business combination, all of the outstanding shares of capital stock of SAS for $1.0 million in cash, which was paid at the closing in April 2001, plus an earn-out payment of $1.0 million, which was paid in April 2002.

      Net cash provided by operating activities was $56.2 million for the year ended December 31, 2003, $64.8 million for the year ended December 31, 2002, and $93.5 million for the year ended December 31, 2001. The net cash provided by operating activities for the year ended December 31, 2003 was primarily attributable to a net income of $25.3 million, depreciation and amortization of $6.8 million, an increase in accounts payable and accrued expenses of $41.0 million, primarily due to an increase in inventory purchases, an increase in income tax payable and deferred income taxes of $14.1 million, and charges for purchased in-process research and development of $2.7 million, partially offset by an increase in accounts receivable of $27.4 million due to significantly increased sales in the fourth quarter of 2003, compared to sales during the fourth quarter of 2002, and an increase in inventories of $6.4 million primarily due to inventories resulting from the Pictos and Divio acquisitions. The net cash provided by operating activities for the year ended December 31, 2002 was primarily attributable to a net income of $37.3 million, depreciation and amortization of $6.1 million, write-down of investments of $3.6 million, a decrease in accounts receivable of $14.2 million, a decrease in inventories of $13.3 million, and an increase in income tax payable and deferred income taxes of $4.2 million, partially offset by a decrease in accounts payable and accrued expenses of $14.0 million. The net cash provided by operating activities for the year ended December 31, 2001 was primarily attributable to a decrease in inventories of $61.5 million, depreciation and amortization of $14.6 million, a loss from discontinued operation of $12.8 million, net loss from sales of investment of $12.7 million, a decrease in accounts receivable of $9.3 million, and an increase in income tax payable and deferred income taxes of $4.0 million, offset by a decrease in accounts payable and accrued expenses of $19.7 million.

      Net cash used in investing activities was $70.7 million for the year ended December 31, 2003, $35.6 million for the year ended December 31, 2002, and $16.5 million for the year ended December 31, 2001. The net cash used in investing activities for the year ended December 31, 2003 was primarily attributable to the purchase of short-term and long-term investments of $50.1 million and $5.3 million, respectively, cash paid for acquisitions of Pictos and Divio, net of cash acquired of $52.1 million, and the purchase of property, plant and equipment of $8.0 million mainly for CAD software and testers, partially offset by proceeds from sales of short-term investments of $44.7 million. The net cash used in investing activities for the year ended December 31, 2002 was primarily attributable to the purchase of short-term and long-term investments of $55.4 million and $5.2 million, respectively, and the purchase of property, plant and equipment of $2.1 million, partially offset by proceeds from sales of short-term and long-term investments of $26.7 million and $0.4 million, respectively. The net cash used in investing activities for the year ended December 31, 2001 was primarily attributable to the purchase of short-term and long-term investments of $35.4 million and $2.1 million, respectively, and the purchase of property, plant and equipment of $1.8 million, offset by proceeds from sales of short-term investments of $24.9 million.

      Net cash used in financing activities was $24.7 million for the year ended December 31, 2003, net cash provided by financing activities was $11.9 million for the year ended December 31, 2002 and net cash used in financing activities was $5.7 million for the year ended December 31, 2001. The net cash used in financing activities for the year ended December 31, 2003 was primarily attributable to cash paid for repurchase of common stock of $29.3 million, partially offset by the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $4.6 million. The net cash provided by financing activities for the year ended December 31, 2002 was primarily attributable to proceeds from the sale of common stock in the secondary public offering of $45.2 million and proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $9.4 million, partially offset by cash paid for repurchase of common stock of $42.7 million. The net cash used in financing activities for the year ended December 31, 2001 was primarily attributable to cash paid for repurchase of common stock of $14.3 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $8.6 million.

      To date, we have not declared or paid cash dividends to our shareholders and do not anticipate paying any dividend in the foreseeable future due to a number of factors, including the volatile nature of the semiconductor industry and the potential requirement to finance working capital in the event of a significant upturn in business. We reevaluate this practice from time to time but are not currently contemplating the payment of a cash dividend.

      We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $3.0 million. We may also use cash to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of December 31, 2003, together with funds expected to be generated by operations, available borrowings under our line of credit and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.

Contractual Obligations, Commitments and Contingencies

      The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, as of December 31, 2003.

	Payment Due by Periods

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(In thousands)
Operating Lease Obligations	$5,245	$4,163	$1,017	$65	—
Purchase Obligations	89,401	89,386	15	—	—

Total	$94,646	$93,549	$1,032	$65	—

      We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.

      As of December 31, 2003, our commitments to purchase inventory from the third-party contractors aggregated approximately $88.1 million. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of December 31, 2003, commitments under these arrangements totaled $1.3 million. There are no material commitments for these arrangements extending beyond 2006.

      From time to time, we are subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights and other claims arising out of the ordinary course of business. Further, we are currently engaged in certain shareholder class action and derivative lawsuits. We intend to defend these suits vigorously and we may incur substantial expenses in litigating claims against third parties and defending against existing and future third-party claims that may arise. In the event of a determination adverse to us, we may incur substantial monetary liability and be required to change our business practices. Either of these results could have a material adverse effect on our financial position, results of operations and cash flows. See Part I, Item 3, “Legal Proceedings.”

     Stock Repurchase

      We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock, in addition to all shares that remained available for repurchase under previously announced programs, on the same terms and conditions as those prior repurchase programs. No purchase was made in 2003 under this program. As of December 31, 2003, we have an aggregate of 5,202,000 shares available for repurchase under our stock repurchase programs.

      We announced on August 8, 2002, that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock, in addition to all shares that remain available for repurchase under previously announced programs, on the same terms and conditions as these prior repurchase programs. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases. In the period from January 1, 2003 through December 31, 2003, we repurchased 4,797,764 shares of our common stock for an aggregate price of $29.0 million at market prices ranging from $5.43 to $6.70 per share under this program. Upon repurchase, these shares were retired and no longer deemed outstanding. As of December 31, 2003, we had approximately 202,000 shares available for repurchase under this program.

      We announced on May 7, 2002 that our Board of Directors authorized us to repurchase up to 3.0 million shares of our common stock, inclusive of all shares that then remained available for repurchase under previously announced programs, on the same terms and conditions as our prior repurchase programs. During 2002, we repurchased 2,937,828 shares for an aggregated price of $42.5 million at market prices ranging from $5.27 to $18.20 per share. In the period from January 1, 2003 through December 31, 2003, we repurchased 62,172 shares of our common stock at an average market price of $5.43 per share to complete the program. Upon repurchase, these shares were retired and no longer deemed outstanding.

Factors That May Affect Future Results

Our business is highly dependent on the expansion of the consumer electronics market.

      Since the second half of 2001, we have shifted our primary focus from the PC audio business to developing products primarily for the consumer electronics market, including the consumer digital home entertainment market. Currently, our sales of video system processor chips to the DVD and VCD (including VCD and SVCD) player markets account for a majority of our net revenues. We expect these products will continue to account for a significant portion of our net revenues for the foreseeable future. Further, we continue to invest in new product lines such as our digital imaging products that target the consumer electronics market. However, our strategy in this market may not be successful. Given the current economic environment and other consumer electronics products, consumer spending on DVD players and other home electronics may not increase as expected or may even weaken or fall. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

•	Changes in demand for our products;

•	Changes in the mix of products sold and our revenue mix;

•	Charges related to excess inventory;

•	Charges related the net realizable value of inventory;

•	Seasonal customer demand;

•	Increasing pricing pressures and resulting reduction in the ASP of any or all of our products;

•	Gain or loss of significant customers;

•	The cyclical nature of the semiconductor industry;

•	The timing of our and our competitors’ new product announcements and introductions and the market acceptance of new or enhanced versions of our and our customers’ products;

•	The timing of significant customer orders;

•	Most of our orders are on a “turns” basis, which makes back log a poor indicator of the next quarter’s revenue;

•	Orders are normally received with little lead time for customer deliveries, which makes it difficult to predict sales until the end of the quarter;

•	Availability and cost of raw materials;

•	Significant increases in expenses associated with the expansion of operations;

•	Availability and cost of foundry capacity;

•	A shift in manufacturing of consumer electronic products away from China; and

•	Loss of key employees which could impact sales or the pace of product development.

      In addition, sales for any future quarter may vary and accordingly be inconsistent with our plans. We manufacture products based on a combination of limited, firm order requirements and forecasts of our customer demands. Products are typically shipped within one to eight weeks following receipt of an order. Customers may cancel or reschedule orders without significant penalty. Product sales are also difficult to forecast because the consumer electronics market is rapidly evolving and our sales cycle varies substantially from customer to customer. Due to all of the foregoing factors, it is possible that in one or more future quarters, our results may fall below the expectations of public market analysts and investors. In such event, the trading price of our common stock would likely decrease.

We often purchase inventory based on sales forecasts and if anticipated sales do not materialize, we may continue to experience significant inventory charges.

      We currently place non-cancelable orders to purchase our products from independent foundries on an approximately three-month rolling basis, while our customers generally place purchase orders (frequently with short lead times) with us that may be cancelled without significant penalty. If anticipated sales and shipments in any quarter are cancelled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and we may be required to record significant inventory charges in our statement of operations in a particular period. As our business grows, we may increasingly rely on distributors, which may further impede our ability to accurately forecast product orders. We have experienced significant inventory charges in the past and we may continue to experience these charges in future periods.

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

      We will continue to regularly consider the acquisition of other companies or the products and technologies of other companies to complement our existing product offerings, improve our market coverage and enhance our technological capabilities. There may be technologies that we need to acquire or license in order to remain competitive. However, we may not be able to identify and consummate suitable acquisitions and investments or be able to acquire them at costs that are competitive. Acquisitions and investments carry risks that could have a material adverse effect on our business, financial condition and results of operations, including:

•	The failure to integrate with existing products and corporate culture;

•	The inability to retain key employees from the acquired company;

•	Diversion of management attention from other business concerns;

•	The potential for large write-offs;

•	The failure of the acquired products or technology to attain market acceptance;

•	The failure to leverage the acquired products and technology to attain market acceptance;

•	Issuances of equity securities dilutive to our existing shareholders;

•	The incurrence of substantial debt and assumption of unknown liabilities; and

•	Our ability to properly access and maintain an effective internal control environment over an acquired company, in order to comply with the recently adopted and pending public reporting requirements.

Our sales may fluctuate due to seasonality and changes in customer demand.

      Since we are primarily focused on the consumer electronics market, we are likely to be affected both by changes in consumer demand and by seasonality in the sales of our products. Historically, over half of consumer electronic products are sold during the holiday seasons. Consumer electronic product sales have historically been much higher during the holiday shopping season than during other times of the year, although the manufacturers’ shipments vary from quarter to quarter depending on a number of factors, including retail levels and retail promotional activities. In addition, consumer demand often varies from one product to another in consecutive holiday seasons, and is strongly influenced by the overall state of the economy. Because the consumer electronic market experiences substantial seasonal fluctuations, seasonal trends may cause our quarterly operating results to fluctuate significantly and our inability to forecast these trends may adversely affect the market price of our common stock. In 2003, for example, we did not experience as much of a seasonal demand for our DVD chips as we expected. We believe that this was due in part to the entry of a new competitor, but also in part to lower than expected consumer demand for DVD players, which experienced strong sales during the 2002 holiday seasons. In the future, if the market for our products is not as strong during the holiday seasons, whether as a result of changes in consumer tastes or because of an overall reduction in consumer demand due to economic conditions, we may fail to meet expectation of securities analysts and investors which could cause our stock price to fall.

Our products are subject to increasing pricing pressures.

      The markets for most of the applications for our chips are characterized by intense price competition. The willingness of OEMs to design our chips into their products depends, to a significant extent, upon our ability to sell our products at cost-effective prices. We expect the ASP of our existing products (particularly our DVD decoder chip products) to decline significantly over their product lives as the markets for our products mature, new products or technology emerges and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins, our gross margins may decline.

We may lose business to competitors who have significant competitive advantages.

      Our existing and potential competitors consist, in part, of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than we have. Our competitors also include a number of independent and emerging companies who may be able to better adapt to changing market conditions and customer demand. In addition, some of our current and potential competitors maintain their own semiconductor fabrication facilities and could benefit from certain capacity, cost and technical advantages. We expect that market experience to date and the predicted growth of the market will continue to attract and motivate more and stronger competitors.

      DVD and VCD players face significant competition from video-on-demand, VCRs and other video formats. In addition, we expect that the DVD platform for the DHS will face competition from other platforms including STBs, as well as multi-function game boxes being manufactured and sold by large companies. Some of our competitors may be more diversified than us and supply chips for multiple platforms. A decline in DVD sales may have a disproportionate effect on us as it is currently our most important product line. Any of these competitive factors could reduce our sales and market share and may force us to lower our prices, adversely affecting our business, financial condition and results of operations.

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

      Additionally, to manage our future operations effectively, we will need to hire and retain additional management personnel, design personnel and software engineers. We may have difficulty recruiting these employees or integrating them into our business. The loss of services of any of our key personnel, the inability to attract and retain qualified personnel in the future, or delays in hiring required personnel, particularly design personnel and software engineers, could make it difficult to implement our key business strategies, such as timely and effective product introductions.

We rely on a single distributor for a significant portion of our revenues and if this relationship deteriorates our financial results could be adversely affected.

      Sales through our largest distributor Dynax Electronics (a Hong Kong based company) were approximately 63%, 57% and 56% of our net revenues in 2003, 2002 and 2001. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customers. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace Dynax Electronics as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace Dynax Electronics in a timely manner or if a replacement were found that the new distributor would be as effective as Dynax Electronics in generating revenue for us.

Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.

      A substantial portion of our net revenues has been derived from sales to a small number of our customers. During 2003, sales to our top five end customers (including end-customers that buy our products from our largest distributor Dynax Electronics) were approximately 34% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We may continue to expand into new businesses and product lines in which there may be a concentrated customer base and for which we may be required to purchase custom inventory to meet our customers’ needs.

      We have in the past and will continue to regularly consider the expansion into new businesses and product lines, by acquisition or otherwise. As a result of our prior expansions into new businesses and new product lines, we continue to sell our products to a highly concentrated customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers in these new businesses or product lines, could have a material adverse effect on our business, financial condition and results of operations.

      As a result of our recent acquisitions, such as Pictos, we currently purchase custom inventory from certain of our product lines such as image sensor modules for camera enabled cellular phones. This custom inventory is highly tailored to each customer’s specifications. In the event that these customers reduce or cancel their orders for these products, we may not be able to re-sell the custom inventory to any of our other customers. We may also be forced to write off such custom inventory which may result in a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.

      To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. As of December 31, 2003, we had 54 patents granted in the United States. These patents will expire over time commencing in 2008 and ending in 2002. In addition, as of December 31, 2003, we had 15 corresponding foreign patents, which are going to expire over time commencing in 2005 and ending in 2020. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent, as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

      Substantially all of our sales are to customers in Hong Kong, Taiwan, China, Korea, Japan and the Czech Republic. During 2003, sales to customers in Hong Kong, Taiwan and China were in excess of 81% of our net revenues. If our sales in one of these countries, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

•	Unexpected changes in legislative or regulatory requirements and related compliance problems;

•	Political, social and economic instability;

•	Lack of adequate protection of our intellectual property rights;

•	Changes in diplomatic and trade relationships, including changes in most favored nations trading status;

•	Tariffs, quotas and other trade barriers and restrictions;

•	Longer payment cycles and greater difficulties in accounts receivable collection;

•	Potentially adverse tax consequences, including withholding in connection with the repatriation of earnings and restrictions on the repatriation of earnings;

•	Difficulties in obtaining export licenses for technologies;

•	Language and other cultural differences, which may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign counterparts; and

•	Currency exchange risks.

Our products are manufactured by independent third parties.

      We rely on independent foundries to manufacture all of our products. Substantially all of our products are currently manufactured by Taiwan Semiconductor Manufacturing Company, Ltd., United Microelectronics

Corporation and other independent Asian foundries in Asia. Our reliance on these or other independent foundries involves a number of risks, including:

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

Because we are dependent upon a limited number of suppliers, we could experience delivery disruptions or unexpected product cost increases.

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

      In addition, we license certain technology from third parties that is incorporated into many of our key products. If we are unable to obtain or license the technology on commercially reasonable terms and on a timely basis, we will not be able to deliver products to our customers on competitive terms and in a timely manner and our relationships with our customers may suffer.

We have extended sales cycles, which increase our costs in obtaining orders and reduce the predictability of our earnings.

      Our potential customers often spend a significant amount of time to evaluate, test and integrate our products. Our sales cycles often last for several months and may last for up to a year or more. These longer sales cycles require us to invest significant resources prior to the generation of revenues and subject us to greater risk that customers may not order our products as anticipated. In addition, orders expected in one quarter could shift to another because of the timing of customers’ purchase decisions. Any cancellation or delay in ordering our products after a lengthy sales cycle could adversely affect our business.

Our products are subject to recall risks.

      The greater integration of functions and complexity of our products increase the risk that our customers or end users could discover latent defects or subtle faults in our products. These discoveries could occur after substantial volumes of product have been shipped, which could result in material recalls and replacement costs. Product recalls could also divert the attention of our engineering personnel from our product development needs and could adversely impact our customer relationships. In addition, we could be subject to product liability claims that could distract management, increase costs and delay the introduction of new products.

The semiconductor industry is subject to cyclical variations in product supply and demand.

      The semiconductor industry is subject to cyclical variations in product supply and demand, the timing, length and volatility of which are difficult to predict. Downturns in the industry have been characterized by abrupt fluctuations in product demand, production over-capacity and accelerated decline of ASP. Upturns in the industry have been characterized by rising costs of goods sold and lack of production capacity at our suppliers. These cyclical changes in demand and capacity, upward and downward, could significantly harm our business. Our quarterly net revenue and gross margin performance could be significantly impacted by these cyclical variations. A prolonged downturn in the semiconductor industry could materially and adversely impact our business, financial condition and results of operations. We cannot assure you that the market will improve from a cyclical downturn or that cyclical performance will stabilize or improve.

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

      The markets in which we compete are intensely competitive and are characterized by rapid technological changes, price reductions and short product life cycles. Competition typically occurs at the design stage, when customers evaluate alternative design approaches requiring integrated circuits. Because of short product life cycles, there are frequent design win competitions for next-generation systems.

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

      The following factors may affect our ability to compete in our highly competitive markets:

•	The timely shipment of our new VCD chip, the Visba IV;

•	The price, quality and performance of our products and the products of our competitors;

•	The timing and success of our new product introductions and those of our customers and competitors;

•	The emergence of new multimedia standards;

•	The development of technical innovations;

•	The ability to obtain adequate foundry capacity and sources of raw materials;

•	The rate at which our customers integrate our products into their products;

•	The number and nature of our competitors in a given market; and

•	The protection of our intellectual property rights.

The value of our common stock may be adversely affected by market volatility.

      The price of our common stock fluctuates significantly. Many factors influence the price of our common stock, including:

•	Future announcements concerning us, our competitors or our principal customers, such as quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	The liquidity within the market for our common stock;

•	Sales by our officers, directors, other insiders and large shareholders;

•	Investor perceptions concerning the prospects of our business and the semiconductor industry;

•	Market conditions and investor sentiment affecting market prices of equity securities of high technology companies; and

•	General economic, political and market conditions, such as recessions or international currency fluctuations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to the impact of foreign currency fluctuations and interest rate changes which may lead to changes in the market values of our investments.

Foreign Exchange Risks

      We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. As we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have not entered into any currency hedging activities.

Interest Rate Risks

      We also invest in short-term investments. Consequently, we are exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in interest rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at December 31, 2003, the fair value of our investments approximated their costs.

Item 8.	Financial Statements and Supplementary Data

      The following documents are filed as part of this Report:

           Report of Independent Auditors

           Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

           Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of ESS Technology, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of ESS Technology, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 27, 2004

ESS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands)
ASSETS
Cash and cash equivalents	$98,938	$138,072
Short-term investments	65,908	61,030
Accounts receivable, net	57,393	28,435
Related party receivable — Vialta	281	33
Inventories	33,546	24,155
Prepaid expenses and other assets	2,959	2,834

Total current assets	259,025	254,559
Property, plant and equipment, net	24,629	18,985
Goodwill	43,789	2,074
Other intangible assets	11,510	249
Other assets	13,640	5,735

Total assets	$352,593	$281,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$84,414	$35,084
Income tax payable and deferred income taxes	29,390	9,474

Total current liabilities	113,804	44,558
Non-current deferred tax liability	11,708	7,676

Total liabilities	125,512	52,234

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 39,246 and 43,305 shares issued and outstanding at December 31, 2003 and 2002, respectively	175,546	196,344
Accumulated other comprehensive income	929	504
Retained earnings	50,606	32,520

Total shareholders’ equity	227,081	229,368

Total liabilities and shareholders’ equity	$352,593	$281,602

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net revenues	$194,815	$272,039	$270,253
Net revenues from related party — Vialta	458	1,403	1,127

Total net revenues	195,273	273,442	271,380
Cost of revenues	132,690	176,454	180,231

Gross profit	62,583	96,988	91,149
Operating expenses:
Research and development	33,184	26,964	27,957
In-process research and development	2,690	—	—
Selling, general and administrative	31,761	34,170	40,689

Operating income (loss)	(5,052)	35,854	22,503
Non-operating income (loss), net	45,946	2,407	(18,780)

Income before income taxes	40,894	38,261	3,723
Provision for (benefit from) income taxes	15,603	984	(7,262)

Net income from continuing operations	25,291	37,277	10,985
Discontinued operation, net of minority interest:
Loss from discontinued operation, net of minority interest	—	—	(4,205)
Loss on disposal of discontinued operation, net of minority interest	—	—	(8,597)

Net income (loss)	$25,291	$37,277	$(1,817)

Net income (loss) per share:
Basic:
Continuing operations	$0.64	$0.85	$0.26
Discontinued operation	—	—	(0.30)

	$0.64	$0.85	$(0.04)

Diluted:
Continuing operations	$0.61	$0.80	$0.24
Discontinued operation	—	—	(0.28)

	$0.61	$0.80	$(0.04)

Shares used in calculating net income (loss) per share:
Basic	39,517	44,044	42,274

Diluted	41,238	46,731	45,262

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other		Total
			Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity

	(In thousands)
Balance at December 31, 2000	42,133	$149,197	$(7,378)	$69,610	$211,429
Issuance of common stock upon exercise of options	1,772	8,174	—	—	8,174
Issuance of common stock for employee stock purchase plan	69	405	—	—	405
Income tax benefit on disqualifying disposition of common stock options	—	1,670	—	—	1,670
Repurchase of common stock	(1,640)	(5,768)	—	(8,544)	(14,312)
Unrealized loss on marketable securities	—	—	(6,705)	—	(6,705)
Net loss	—	—	—	(1,817)	(1,817)
Loss on sale of marketable security	—	—	12,709	—	12,709
Net book value of discontinued operation on date of spin-off	—	—	—	(34,575)	(34,575)

Balance at December 31, 2001	42,334	153,678	(1,374)	24,674	176,978
Issuance of common stock upon exercise of options	1,203	7,935	—	—	7,935
Issuance of common stock for employee stock purchase plan	216	1,452	—	—	1,452
Issuance of common stock from secondary public offering	2,500	45,181	—	—	45,181
Income tax benefit on disqualifying disposition of common stock options	—	1,025	—	—	1,025
Repurchase of common stock	(2,948)	(13,228)	—	(29,431)	(42,659)
Stock-related compensation charge	—	301	—	—	301
Unrealized gain on marketable securities	—	—	260	—	260
Net income	—	—	—	37,277	37,277
Write-down of Cisco shares	—	—	1,573	—	1,573
Loss on sale of marketable security	—	—	45	—	45

Balance at December 31, 2002	43,305	196,344	504	32,520	229,368
Issuance of common stock upon exercise of options	642	3,872	—	—	3,872
Issuance of common stock for employee stock purchase plan	159	750	—	—	750
Income tax benefit (reverse) on disqualifying disposition of common stock options	—	(3,324)	—	—	(3,324)
Repurchase of common stock	(4,860)	(22,096)	—	(7,205)	(29,301)
Unrealized gain on marketable securities	—	—	425	—	425
Net income	—	—	—	25,291	25,291

Balance at December 31, 2003	39,246	$175,546	$929	$50,606	$227,081

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$25,291	$37,277	$(1,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operation	—	—	12,802
Depreciation and amortization	6,847	6,080	14,640
(Gain) loss on sale of property, plant and equipment	54	(85)	—
Charges for purchased in-process research and development	2,690	—	—
(Gain) loss from sale of investments	(185)	189	12,709
Write-down of investments	1,986	3,612	—
Stock-related compensation charge	—	301	—
Income tax benefit on disqualifying disposition of common stock options	331	1,025	1,670
Changes in assets and liabilities:
Accounts receivable, net	(27,421)	14,160	9,289
Related party receivable — Vialta	(248)	14	(47)
Inventories	(6,381)	13,297	61,488
Prepaid expenses and other assets	(1,786)	(1,208)	286
Accounts payable and accrued expenses	40,958	(13,978)	(19,677)
Related party payable — Vialta	—	(111)	(599)
Income tax payable and deferred income taxes	14,071	4,179	4,042
Net assets of discontinued operation	—	—	(1,246)

Net cash provided by operating activities	56,207	64,752	93,540

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,962)	(2,147)	(1,844)
Purchase of short-term investments	(50,084)	(55,406)	(35,433)
Sale of short-term investments	44,734	26,741	24,922
Purchase of long-term investments	(5,298)	(5,212)	(2,100)
Sale of long-term investments	—	440	—
Cash paid for acquisitions, net of cash acquired	(52,052)	—	(2,072)

Net cash used in investing activities	(70,662)	(35,584)	(16,527)

Cash flows from financing activities:
Repurchase of common stock	(29,301)	(42,659)	(14,312)
Issuance of common stock from secondary public offering	—	45,181	—
Issuance of common stock under employee stock purchase plan and stock option plans	4,622	9,387	8,579

Net cash provided by (used in) financing activities	(24,679)	11,909	(5,733)

Net increase (decrease) in cash and cash equivalents	(39,134)	41,077	71,280
Cash and cash equivalents at beginning of year	138,072	96,995	25,715

Cash and cash equivalents at end of year	$98,938	$138,072	$96,995

Supplemental disclosure of cash flow information
Cash paid for income taxes	$(2,926)	$(237)	$(3,300)
Cash refund for income taxes	$1,566	$4,520	$6,684

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Business

      We are a leading designer, developer and marketer of highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers, and camera lens modules. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), digital cameras, digital camcorders, consumer digital audio players, and digital media players. Our imaging chips utilize advanced Complimentary Metal Oxide Semiconductor (“CMOS”) sensor technology to capture an image for digital still cameras and cellular camera phone applications. Our camera lens modules are made up of a lens, image sensor chip, housing and flex cable necessary to provide camera capabilities to electronic devices such as cellular phones and Personal Digital Assistants (“PDAs”). Our digital amplifiers boost the digital sound to a level required to drive loudspeakers, in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and televisions sets. We have also developed encoding processors to address the growing demand for digital video recorders (“DVRs”), recordable DVD players, digital still cameras and digital camcorders. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, other communication devices, and PC audio products. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We outsource all of our chip fabrication and assembly as well as the majority of our test operations, allowing us to focus on our design and development strengths. The terms “Company,” “we,” “us,” “our,” and similar terms refer to ESS Technology, Inc. and its subsidiaries, unless the context otherwise requires.

      We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in Hong Kong, Taiwan, China, Korea, Japan, and the Czech Republic. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Japan and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenue. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See Item 7, “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

      We were incorporated in California in 1984 and became a public company in 1995. In April 1999, we expanded our business beyond the semiconductor segment by establishing Vialta, Inc. (“Vialta”), a subsidiary that would operate in the internet segment. In April 2001, our Board of Directors adopted a plan to distribute to our shareholders all of our shares in Vialta. The Vialta spin-off was completed on August 21, 2001. On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”). On August 15, 2003, we acquired 100% of the outstanding shares of Divio, Inc., a California corporation (“Divio”). See Note 5, “Acquisition and Related Charges,” to the consolidated financial statements.

Note 2.     Summary of Significant Accounting Policies

Reclassification

      Certain items previously presented in specific financial statement captions have been reclassified to conform to the 2003 presentations.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

      Short-term investments are comprised of primarily debt instruments and marketable securities. Short-term investments are accounted for as available-for-sale and are reported at fair value with unrealized gains and losses, net of related tax, recorded as accumulated other comprehensive income in shareholders’ equity until realized in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Gains and losses on securities sold are based on the specific identification method and are included in our Consolidated Statement of Operations as non-operating income (loss).

Fair Value of Financial Instruments

      The reported amounts of certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities.

Inventories

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

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

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

Goodwill and Other Intangible Assets

      Effective January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which addresses the accounting that must be applied to goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill no longer be amortized, and instead, be tested for impairment at the reporting unit level at least annually.

      The following table summarizes the activity in goodwill and other intangible assets during the year ended December 31, 2003:

	December 31,			December 31,
	2002	Additions	Amortization	2003

	(In thousands)
Goodwill	$2,074	41,715	—	$43,789
Other intangible assets	$249	14,160	(2,899)	$11,510

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of previously reported net income and loss per share for the year ended December 31, 2001 to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the effects of continued amortization of technical infrastructure and related income tax effect, is as follows:

Year Ended
December 31, 2001

(In thousands, except
per share data)
Reported net loss	$(1,817)
Add: Goodwill amortization	2,243
Tax impact	(271)

Adjusted net income	$155

Reported earnings per share:
Basic and Diluted	$(0.04)
Add: Goodwill amortization	0.05
Tax impact	(0.01)

Adjusted earnings per share
Basic and Diluted	$0.00

      We completed our annual impairment test in the fourth quarter of 2003, and determined that goodwill was not impaired. We have goodwill and other intangible assets related to our acquisitions of NetRidium Communications, Inc. in 2000, Silicon Analog Systems (“SAS”) in 2001, and Pictos and Divio in 2003. In accordance with SFAS 142, we reclassified acquired workforce intangible assets, which were previously recognized apart from goodwill, as goodwill and ceased amortization of goodwill as of January 1, 2002.

Impairment of Long-Lived Assets

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the recoverability of long-lived assets based upon our estimates of the future undiscounted cash flows to be generated by the long-lived assets and will reserve for impairment whenever such estimated future cash flows indicate the carrying amount of the assets may not be fully recoverable.

Revenue Recognition

      Revenue is primarily generated by product sales and is generally recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return and allowance, in which case, revenue is deferred until such a distributor resells the products to a third party. Such deferred revenues related to distributor sales, net of deferred cost of goods sold are included in accrued expenses on our balance sheets.

      We provide for rebates based on current contractual terms and future returns based on historical experiences at the time revenue is recognized as reductions to product revenue. Actual amounts may be different from management’s estimates. Such differences, if any, are recorded in the period they become known.

      Income from MediaTek royalties for the sale of products utilizing licensed technology is reported as revenue based on the number of units sold as reported to us by MediaTek.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Based Compensation

      We account for stock-based compensation, including stock options granted under our various stock option plans and shares issued under the 1995 Employee Stock Purchase Plan (“Purchase Plan”), using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting periods. Our policy is to grant options under our stock option plans with an exercise price equal to the fair market value of our common stock based on the closing price on the grant date, except as otherwise provided by law. Our policy is to grant purchase options under the Purchase Plan with a purchase price equal to 85% of the lesser of the fair market value of the common stock on the enrollment date or on the purchase date. The enrollment date is on the first business day of May and November of each year. Unless otherwise specified, the purchase dates under the Purchase Plan are on the first business day of May or November, or the last business date of April or October. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS No. 123.”

      The Purchase Plan, as amended, permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan, as amended, provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. As of December 31, 2003, 813,267 shares have been issued under the Purchase Plan, as amended.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our reported net income (loss) and pro forma net income (loss) would have been as follows had compensation costs for options granted under our stock option plans and shares purchased under our Purchase Plan been determined based on the fair value at the grant dates, as prescribed in SFAS 123:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net income (loss):
As reported	$25,291	$37,277	$(1,817)
Stock-Based Compensation expense included in reported net income (loss)	—	—	—
Amortization of stock compensation expense, net of tax	(10,142)	(10,827)	(11,282)

Pro forma net income (loss)	$15,149	$26,450	$(13,099)

Net income (loss) per share — basic:
As reported	$0.64	$0.85	$(0.04)
Pro forma	$0.38	$0.60	$(0.31)
Net income (loss) per share — diluted:
As reported	$0.61	$0.80	$(0.04)
Pro forma	$0.37	$0.57	$(0.31)

      The fair value of each option granted under our stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2003, 2002 and 2001:

	Employee Stock Options

	2003	2002	2001

Expected dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest rate	2.13%	3.69%	4.43%
Expected volatility	94%	102%	90%
Weighted average expected life (in years)	4	4	3
Weighted average grant date fair value	$5.79	$9.70	$3.75

      Shares purchased under the Purchase Plan in 2003, 2002 and 2001 were approximately 159,000, 216,000 shares and 69,000 shares, respectively, at an average price per share of $4.69, $6.74 and $5.78, respectively. Pro forma compensation expense for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions for 2003, 2002 and 2001:

	1995 Employee Stock
	Purchase Plan

	2003	2002	2001

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.97%	3.69%	4.43%
Expected volatility	60%	102%	90%
Expected life (in months)	6	6	6
Weighted average grant date fair value	$2.01	$3.45	$3.92

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Because additional option grants are expected to be made from our stock option plans and additional shares are expected to be purchased under the Purchase Plan each year, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future years.

Risks and Uncertainties

      We operate in one business segment that is characterized by rapid technological advances, changes in customer requirements and evolving industry standards. Our failure to anticipate or respond to such advances and changes could have a material adverse effect on our business and operating results. See Item 7, “Factors That May Affect Future Results.”

Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes a standard for the reporting and display of comprehensive income and its components within the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Included in other comprehensive income are unrealized gains and losses on marketable securities, net of tax. This adjustment is accumulated within the Consolidated Statement of Shareholders’ Equity under the caption “Accumulated Other Comprehensive Income (Loss).”

Concentration of Credit Risk

      Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents, short-term investments, and accounts receivable. By policy, we place our investments, other than U.S. Government Treasury instruments, only with financial institutions meeting our investment guidelines. Almost all of our accounts receivable are derived from sales to customers and distributors, in the consumer electronics, computer and communications markets. See Note 13, “Business and Geographical Segment.”

      Substantially all of our sales are to customers in Hong Kong, Taiwan, China, Korea, Japan, and the Czech Republic. Dynax Electronics is our largest distributor. Sales through Dynax Electronics (HK) LTD (“Dynax Electronics”) accounted for approximately 63%, 57% and 56% of our net revenues in 2003, 2002 and 2001, respectively. Dynax Electronics’ percentage of trade accounts receivable was 63% and 82% as of December 31, 2003 and December 31, 2002. Celestica Kladno’s percentage of trade accounts receivable was 12% as of December 31, 2003. We acquired this customer through the Pictos acquisition in June 2003. No other customers accounted for greater than 10% of trade accounts receivable as of December 31, 2003 and 2002, respectively.

      A substantial portion of our net revenues have been derived from sales to a small number of our customers. Sales to our top five end-customers accounted for approximately 34% of our net revenues in 2003 compared to 37% of our net revenues in 2002. ATLM, one of our top end-customers, accounted for approximately 12% and 3% of our net revenues for 2003 and 2002, respectively. Rikai, another one of our top end-customers, accounted for approximately 11% and 7% of our net revenues for 2003 and 2002, respectively. No other end-customers accounted for more than 10% of our net revenues during 2003 and 2002.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

      We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table shows the details of the product warranty accrual, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the years ended December 31, 2003 and December 31, 2002, respectively.

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(In thousands)
Beginning balance	$550	$544
Accruals for warranties issued during the period	628	1,067
Settlements made during the period	(378)	(1,061)

Ending balance	$800	$550

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new VIEs created or acquired after January 31, 2003. For arrangements entered into with VIEs created prior to February 1, 2003, the provisions of FIN 46 were originally effective as of July 1, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The adoption of FIN 46 and revised FIN 46 did not have an impact on our results of operations or financial position.

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” (“SAB 104”) which supersedes SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Question and Answers issued with SAB 101 that had been codified in SEC Topic 13. The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on our financial condition or results of operations.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.     Balance Sheet Components

	December 31,

	2003	2002

	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$27,318	$14,121
U.S. government and corporate debt securities	71,620	123,951

	$98,938	$138,072

Short-term investments:
U.S. government and corporate debt securities	$65,859	$60,426
Marketable equity securities	—	46
Unrealized gain on marketable securities	49	558

	$65,908	$61,030

Accounts receivable, net:
Accounts receivable	$58,383	$29,384
Less: Allowance for doubtful accounts	(990)	(949)

	$57,393	$28,435

Inventories:
Raw materials	$1,735	$12,569
Work-in-process	9,516	7,138
Finished goods	22,295	4,448

	$33,546	$24,155

Property, plant and equipment:
Land	$2,860	$2,860
Building and building improvements	24,139	23,339
Machinery and equipment	34,406	31,905
Furniture and fixtures	18,754	13,482

	80,159	71,586
Less: Accumulated depreciation and amortization	(55,530)	(52,601)

	$24,629	$18,985

      Depreciation expenses were approximately $3.9 million, $5.7 million and $9.6 million in 2003, 2002 and 2001, respectively.

	December 31,

	2003	2002

	(In thousands)
Other assets:
Investments	$9,076	$4,266
Other	4,564	1,469

	$13,640	$5,735

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued expenses:
Accounts payable	$47,672	$10,045
Accrued compensation costs	6,887	4,033
Accrued commission and royalties	12,290	10,842
Marketing and advertising related accruals	—	1,876
Deferred revenue related to distributor sales, net of deferred cost of goods sold	8,229	818
Other accrued liabilities	9,336	7,470

	$84,414	$35,084

Note 4.     Marketable Securities

      The amortized costs and estimated fair value of securities available-for-sale as of December 31, 2003 and December 31, 2002 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2003	Cost	Gains	(Loss)	Fair Value

	(In thousands)
Money market accounts	$10,486	$—	$—	$10,486
Certificate of Deposit	—	—	—	—
Municipal bonds	64,120	26	—	64,146
Corporate debt securities	62,575	24	(21)	62,578
Corporate equity securities	1,310	1,618	—	2,928
Government agency bonds	10,784	20	—	10,804

Total available-for-sale	$149,275	$1,688	$(21)	$150,942

Cash Equivalents				$82,106
Short-term marketable securities				65,908
Long-term marketable securities				2,928

				$150,942

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2002	Cost	Gains	(Loss)	Fair Value

	(In thousands)
Money market accounts	$129	$—	$—	$129
Certificate of Deposit	—	—	—	—
Municipal bonds	142,341	61	—	142,402
Corporate debt securities	36,108	374	(5)	36,477
Corporate equity securities	1,058	139	—	1,197
Government agency bonds	5,928	93	—	6,021

Total available-for-sale	$185,564	$667	$(5)	$186,226

Cash Equivalents				$124,080
Short-term marketable securities				61,030
Long-term marketable securities				1,116

				$186,226

      The contractual maturities of debt securities classified as available-for-sale as of December 31, 2003, regardless of the consolidated balance sheet classification are as follows:

Estimated
December 31, 2003	Fair Value

(In thousands)
Maturing 90 days or less from purchase	$71,620
Maturing between 90 days and one year from purchase	21,363
Maturing more than one year from purchase	44,545

Total available-for-sale debt securities	$137,528

      Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the twelve months ended December 31, 2003 and 2002 were not material to our financial position or results of operations.

Note 5.     Acquisitions and Related Charges

Divio

      On August 15, 2003, we acquired 100% of the outstanding shares of Divio for $27.1 million in cash plus transaction costs. Divio, formerly a privately held company based in Sunnyvale, California, designs, manufactures and markets digital encoding semiconductor products. The acquisition expands our product lines in the digital consumer electronics market with advanced MPEG 1, 2 and 4 encoders and DV codecs for digital video recorders, digital still cameras and solid-state digital camcorders. The acquisition was accounted for as a purchase combination under SFAS No. 141, “Business Combination,” (“SFAS 141”). Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our consolidated balance sheet as of August 15, 2003, the effective date of the purchase. The results of operations of Divio have been included in our consolidated results of operations since the effective date of the purchase. There were no significant differences between our accounting policies and those of Divio.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We allocated the purchase price of $27.1 million and $3.1 million of legal, other professional expenses and other costs directly associated with the acquisition as follows, based on management’s estimates and appraisal:

Purchase Price Allocation	Amounts

(In thousands)
Tangible assets	$1,661
Identifiable intangible assets	6,310
Goodwill	23,535

Total assets acquired	31,506
Deferred tax liabilities	(2,587)

Net assets acquired	28,919
In-process research and development	1,270

Total consideration	$30,189

      The following table lists the components of $6.3 million identifiable intangible assets and their respective useful lives.

Identifiable Intangible Assets	Estimated Fair Value	Estimated Life

	(In thousands)
Existing technology	$4,790	3 years
Patents and core technology	820	3 years
Customer contacts and related relationships	510	3 years
Partner agreements and related relationships	110	3 years
Order backlog	80	3 months

Total identifiable intangible assets	$6,310

      Amortization expenses related to those identifiable intangible assets were $858,000 for the year ended December 31, 2003. The following table summarizes the annual amortization expenses through 2006.

Amortization Expenses for
Year Ending December 31,	Amounts

(In thousands)
2004	$2,077
2005	2,077
2006	1,298

Total	$5,452

Pictos

      On June 9, 2003, we acquired 100% of the outstanding shares of Pictos for $27.0 million in cash plus transaction costs. Pictos, formerly a privately held company based in Newport Beach, California, designs, manufactures and markets digital imaging semiconductor products. The acquisition expands our business into the digital imaging consumer electronics market with advanced CMOS sensor and image processor solutions for digital still cameras and cellular camera phones. The acquisition was accounted for as a purchase combination under SFAS 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our consolidated balance sheet as of June 9, 2003, the effective date of the purchase. The

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of operations have been included in our consolidated results of operations since the effective date of the purchase. There were no significant differences between our accounting policies and those of Pictos.

      We allocated the purchase price of $27.0 million and $453,000 of legal and other professional expenses directly associated with the acquisition as follows, based on management’s estimates and appraisal.

Purchase Price Allocation	Amounts

(In thousands)
Tangible assets	$8,160
Identifiable intangible assets	7,850
Goodwill	18,180

Total assets acquired	34,190
Liabilities assumed	(4,938)
Deferred tax liabilities	(3,219)

Net assets acquired	26,033
In-process research and development	1,420

Total consideration	$27,453

      The following table lists the components of $7.9 million identifiable intangible assets and their respective useful lives.

Identifiable Intangible Assets	Estimated Fair Value	Estimated Life

	(In thousands)
Existing technology	$3,600	3 years
Patents and core technology	1,800	3 years
Customer relationships	1,080	3 years
Distributor relationships	90	2 years
Foundry agreement	930	2 years
Order backlog	350	6 months

Total identifiable intangible assets	$7,850

      Amortization expenses related to these identifiable intangible assets were $1,841,000 for the year ended December 31, 2003. The following table summarizes the annual amortization expenses through 2006.

Amortization Expenses for
Year Ending December 31,	Amounts

(In thousands)
2004	$2,670
2005	2,385
2006	954

Total	$6,009

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized below are our unaudited pro forma results, reflecting the results of the Pictos and Divio acquisitions had they been consolidated from the beginning of all periods indicated. Adjustments have been made for the estimated increases in amortization of intangibles, amortization of stock-based compensation and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring.

	Twelve Months Ended
	December 31,

	2003	2002

	(In thousand, except per
	share data)
Total revenues	$198,997	$282,819
Operating income (loss)	$(20,844)	$11,790
Net income	$8,610	$10,646
Net income per share:
Basic	$0.22	$0.24
Diluted	$0.21	$0.23

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

SAS

      On April 12, 2001, we acquired SAS in a merger transaction accounted for as a purchase business combination. SAS was a Canadian start-up company engaged in developing single chip solutions for wireless communications. We paid $1.0 million on the effective date and an additional $1.0 million on April 12, 2002. The total purchase price of $2.0 million along with $75,000 of acquisition costs, were primarily allocated to goodwill and other intangible assets, based on management’s estimates and appraisal. The assets, liabilities and operating expenses for SAS were not material to our financial position or results of operations.

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

      As of December 31, 2003, the SAS design team is concentrating on video product development, and designs from this group have been integrated into several video products. SAS has several patent applications pending and intends to seek further U.S. and international patents on its technology whenever possible.

Note 6.     Discontinued Operation

      In April 1999, we expanded our business beyond the semiconductor segment by establishing Vialta, Inc. (“Vialta”), a subsidiary that would operate in the internet segment. In April 2001, our Board of Directors adopted a plan to distribute to our shareholders all of our shares in Vialta. The Vialta spin-off was completed on August 21, 2001. As of December 31, 2000, we had a 62.1% ownership and voting interest in Vialta. Effective as of August 21, 2001, we spun off Vialta by distributing to our shareholders all the Vialta common stock then held by the Company. For the period presented, Vialta is accounted for as a discontinued operation in our financial statements in accordance with Accounting Principles Board Opinion No. 30, “Reporting the

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operation — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”).

      The components of the loss from discontinued operations for the period from January 1, 2001 to the date of disposal of August 21, 2001 and the loss on disposal were as follows:

Period From
January 1, 2001
Through
August 20, 2001

(In thousands)
Operating expenses	$21,482

Net loss before minority interest	(18,468)
Less: loss attributable to minority interest	6,912

Loss from Vialta operation, net of minority interest	(11,556)
Expenses incurred in connection with spin-off of Vialta	(1,246)

Loss from and on disposal of Vialta operation, net of minority interest	$(12,802)

Note 7.     Debt

      We have a $10.0 million unsecured line of credit with a bank, which will expire on June 5, 2006. Under the terms of the agreement, we may borrow at a fixed rate of LIBOR plus 1.5% or prime rate. The line of credit requires us to achieve certain financial ratios and operating results. As of December 31, 2003, we were in compliance with the borrowing criteria and had $10.0 million of borrowing capability under this line of credit. There were no borrowings under this line of credit as of December 31, 2003.

Note 8.	Income Taxes

      Income before provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Domestic	$(5,211)	$(2,248)	$(24,886)
Foreign	46,105	40,509	28,609

	$40,894	$38,261	$3,723

      Provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$13,815	$1,086	$4,310
State	2,749	11	29
Foreign	140	141	42

	16,704	1,238	4,381

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Deferred
Federal	(980)	(224)	(10,505)
State	(121)	(30)	(1,138)

	(1,101)	(254)	(11,643)

Total	$15,603	$984	$(7,262)

      Reconciliation between the provisions for (benefit from) income taxes computed at the federal statutory rate of 35% for the years ended December 31, 2003, 2002 and 2001 and the provision for (benefit from) income taxes is as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Provision at statutory rate	$14,313	$13,047	$1,303
Tax expense (benefit) related to foreign jurisdictions	581	(15,007)	(11,275)
State income taxes, net of federal tax benefit	2,351	1,745	171
General business credit	(423)	(1,111)	(800)
Nondeductible research and development costs	1,096	99	812
Other	2,315	2,211	2,527

Provision for (benefit from) income taxes	$15,603	$984	$(7,262)

      Deferred tax assets (liabilities) are comprised of the following:

	December 31,

	2003	2002

	(In thousands)
Current:
Accrued liabilities and reserves	$1,055	$976
Deferred tax asset arising from unrealized loss on investments	(713)	(234)
Other	90	1

Current deferred tax asset (liability)	$432	$743

Non-current:
Depreciation and amortization	$1,738	$1,463
Acquired intangible assets	(4,657)	—
Credit carry forwards	350	—
Un-remitted earning from a foreign subsidiary	(9,139)	(9,139)

Non-current deferred tax liability	$(11,708)	$(7,676)

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Shareholders’ Equity

Common Stock

Public Offering

      In February 2002, we completed a public offering of 5,520,000 shares of our common stock at a price of $19.38 per share. We sold 2,500,000 shares, and 3,020,000 shares were sold by the selling shareholders. Net of the underwriting discount, we received proceeds of approximately $45.6 million before expenses.

Stock Repurchase

      We announced on May 7, 2002 that our Board of Directors authorized us to repurchase up to 3.0 million shares of our common stock, inclusive of all shares that then remained available for repurchase under previously announced programs, on the same terms and conditions as our prior repurchase programs. During 2002, we repurchased 2,937,828 shares for an aggregated price of $42.5 million at market prices ranging from $5.27 to $18.20 per share. In the period from January 1, 2003 through December 31, 2003, we repurchased 62,172 shares of our common stock at an average market price of $5.43 per share to complete the program. Upon repurchase, these shares were retired and no longer deemed outstanding.

      We announced on August 8, 2002, that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock, in addition to all shares that remain available for repurchase under previously announced programs, on the same terms and conditions as these prior repurchase programs. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases. In the period from January 1, 2003 through December 31, 2003, we repurchased 4,797,764 shares of our common stock for an aggregate price of $29.0 million at market prices ranging from $5.43 to $6.70 per share under this program. Upon repurchase, these shares were retired and no longer deemed outstanding. As of December 31, 2003, we have approximately 202,000 shares available for repurchase under this program.

      We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock, in addition to all shares that remained available for repurchase under previously announced programs, on the same terms and conditions as those prior repurchase programs. No purchase was made in 2003 under this program. As of December 31, 2003, we had an aggregate 5,202,000 shares available for repurchase under our stock repurchase programs.

1992 Stock Option Plan

      In January 1992, we adopted the 1992 Stock Option Plan (the “1992 Plan”). We authorized 6,966,000 shares to be reserved for issuance under the 1992 Plan. Under the 1992 Plan, options granted generally vest 25% at the end of the first year, after the anniversary date of the date of grant, and ratably thereafter over the remaining vesting period.

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

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1995 Employee Stock Purchase Plan

      In August 1995, we adopted the 1995 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved a total of 225,000 shares of our common stock for issuance thereunder. The Purchase Plan, as most recently amended on May 29, 2003, authorizes the aggregate issuance of 1,425,000 shares under the Purchase Plan. The Purchase Plan, as amended, permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan, as amended, provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. As of December 31, 2003, 813,267 shares have been issued under the Purchase Plan, as amended.

1995 Directors Stock Option Plan

      In August 1995, we adopted the 1995 Directors Stock Option Plan (the “Directors Plan”) and reserved a total of 300,000 shares of our common stock for issuance thereunder. The Directors Plan, as amended in April 2001, authorizes the issuance of 600,000 shares under the Directors Plan. The Directors Plan, as amended allows for granting of stock options to non-employee members of the Board of Directors of the Company. The plan was most recently amended as of April 21, 2001 to increase the number of options granted to new Board members and options granted subsequent to their initial appointment to the Board.

1997 Equity Incentive Plan

      In May 1997, we adopted the 1997 Equity Incentive Plan (the “1997 Incentive Plan”) and reserved a total of 3,000,000 shares of our common stock for issuance thereunder. The 1997 Incentive Plan, as most recently amended in May 2003, authorizes the issuance of 13,000,000 shares under the 1997 Incentive Plan. The vesting schedule of the 1997 Incentive Plan is generally similar to those of the 1992 Plan outlined above.

2002 Non-executive Stock Option Plan

      In May 2002, we adopted the 2002 Non-Executive Stock Option Plan (the “2002 Plan”) and reserved a total of 2,000,000 shares of our common stock for issuance thereunder. The 2002 Plan allows for granting of stock options to our non-executive employees and consultants, and options granted under the 2002 Plan are Non-statutory Stock Options. The vesting schedule of the 2002 Plan is generally similar to those of the 1992 Plan outlined above.

Platform Stock Option Plan

      In June 1997, in connection with the acquisition of Platform Technologies, Inc. (“Platform”), we assumed the Platform Stock Option Plan (the “Platform Plan”). We reserved and granted approximately 954,000 shares of ESS common stock under the Platform Plan pursuant to the outstanding options at the time of the Platform acquisition. The Platform options vest ratably over four years and we did not issue any additional options under the Platform Plan. The Platform plan is no longer active, however, 26,146 shares of outstanding options issued under this plan remain exercisable at December 31, 2003.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock Option Activity

      Transactions under our various stock option plans are summarized as follows:

			Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price

	(In thousands)
Balance at December 31, 2000	2,672	6,152	$9.99
Authorized	2,800	—	$—
Granted	(4,184)	4,184	$6.42
Exercised	—	(1,772)	$4.74
Canceled	1,045	(1,045)	$9.00

Balance at December 31, 2001	2,333	7,519	$8.34
Authorized	4,000	—	$—
Granted	(1,643)	1,643	$13.39
Exercised	—	(1,203)	$6.46
Canceled	596	(596)	$9.50

Balance at December 31, 2002	5,286	7,363	$9.64
Authorized	1,000	—	$—
Granted	(2,602)	2,602	$8.96
Exercised	—	(642)	$6.04
Canceled	757	(757)	$10.99

Balance at December 31, 2003	4,441	8,566	$9.58

      The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 were $5.79, $9.70 and $3.75, respectively.

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2003	Life	Price	2003	Price

	(In thousands)	(In years)		(In thousands)
$0.03 - $4.69	287	3.82	$3.08	253	$2.89
$4.70 - $4.89	2,034	4.74	$4.88	1,394	$4.88
$4.90 - $10.49	3,054	8.72	$8.23	732	$7.36
$10.50 - $13.19	1,108	5.67	$12.70	524	$12.68
$13.20 - $14.09	982	8.21	$13.86	151	$13.51
$14.10 - $29.25	1,101	5.08	$16.79	798	$17.07

Total	8,566	6.69	$9.58	3,852	$9.15

      At December 31, 2003, 2002 and 2001, options to purchase approximately 3,852,000, 2,952,000 and 1,546,000 shares, were exercisable at average exercise prices of $9.15, $8.27 and $8.76, respectively.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Earnings Per Share

      Earnings Per Share (“EPS”) is calculated in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires us to report both basic EPS, which is based on the weighted average number of common stock outstanding, and diluted EPS, which is based on the weighted average number of common stock outstanding and all dilutive potential common stock outstanding. A reconciliation of basic and diluted income per shares is presented below.

      In addition to net income (loss) per share, we have also reported per share data on the separate income statement components required by APB No. 30:

	Net Income		Per Share
	(Loss)	Shares	Amount

	(In thousands, except per share data)
Year Ended December 31, 2003
Basic EPS	$25,291	39,517	$0.64
Effects of dilutive securities: Stock options	—	1,721	$(0.03)

Diluted EPS	$25,291	41,238	$0.61

Year Ended December 31, 2002
Basic EPS	$37,277	44,044	$0.85
Effects of dilutive securities: Stock options	—	2,687	$(0.05)

Diluted EPS	$37,277	46,731	$0.80

Year Ended December 31, 2001
Basic EPS from continuing operations	$10,985	42,274	$0.26
Basic EPS from discontinued operation	(12,802)	42,274	(0.30)

Basic EPS	$(1,817)	42,274	$(0.04)

Effects of dilutive securities: Stock options	—	2,988	$(0.02)
Diluted EPS from continuing operations	$10,985	45,262	$0.24
Diluted EPS from discontinued operation	(12,802)	45,262	(0.28)

Diluted EPS	$(1,817)	45,262	$(0.04)

      For the years ended December 31, 2003, 2002 and 2001, there were options to purchase approximately 3,751,683, 1,089,000 and 2,540,000 shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted earnings per share.

Note 11.     Non-Operating Income (Loss), Net

      The following table lists the major components of Non-Operating Income (Loss) for the years ended December 31, 2003, 2002 and 2001, respectively:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Licensing fee from MediaTek settlement	$45,000	$—	$—
Legal fee related to MediaTek settlement	(515)	—	—
Taiwanese tax exemption application related fee	(1,500)	—	—

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Interest income	2,486	3,586	2,019
Loss on sale of Cisco stock	—	(61)	(21,187)
Income (loss) on other investments	774	(128)	—
Write-down on investments	(1,986)	(3,612)	—
Vialta rental income	1,182	1,852	640
Other	505	770	(252)

Total non-operating income (loss)	$45,946	$2,407	$(18,780)

MediaTek Settlement

      On June 11, 2003, we entered into a License Agreement and Mutual Release (the “Settlement Agreement”) with MediaTek Incorporation (“MediaTek”) relating to a copyright infringement lawsuit. Under the terms of the Settlement Agreement, both parties terminated all claims against each other and MediaTek received a non-exclusive worldwide license of our proprietary DVD user interface and other key DVD software. Under the Settlement Agreement, MediaTek paid us a one-time license fee of $45.0 million related to sales of certain DVD products and is required to pay ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. The maximum total payments under the Settlement Agreement are $90.0 million. Income from MediaTek royalty payments resulting from future sales of products utilizing the licensed technology is reported as revenues based on the number of units sold. During the year ended December 31, 2003, $5.0 million in revenues were recognized from MediaTek royalty payments. In connection with the Settlement Agreement, we recorded a one-time, pre-tax gain of $45.0 million less related costs of $2.0 million in other non-operating income during the three months ended June 30, 2003.

Note 12.     Comprehensive Income

      Comprehensive income is comprised of net income (loss) and the changes in unrealized gain on marketable securities. Comprehensive income was $25.7 million, $39.2 million and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The following table reconciles Net Income to Comprehensive Income for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net income (loss)	$25,291	$37,277	$(1,817)
Change in unrealized gain on marketable securities	425	1,878	6,004

Total comprehensive income	$25,716	$39,155	$4,187

      The Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of December 31, 2003 and 2002 were $929,000 and $504,000, respectively. They consisted of unrealized gain on marketable securities.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.     Business and Geographical Segment

     Business Segment

      We operate in one reportable business segment: the semiconductor segment. We design, develop, support, manufacture and market highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers, and camera lens modules.

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

      The following table summarizes revenues for the years ended December 31, 2003, 2002 and 2001 by major product category:

	Percentage of Net Revenues
	for Years Ended
	December 31,

	2003	2002	2001

DVD	43%	59%	37%
VCD	38%	31%	40%
Digital imaging	8%	—	—
Recordable	6%	—	—
Consumer digital media	2%	—	—
Communication and other	2%	6%	7%
PC audio	1%	4%	16%

Total	100%	100%	100%

      DVD revenue includes revenue from sales of DVD decoder chips. VCD revenue includes revenue from sales of VCD and SVCD chips. Digital imaging revenue includes revenue from sales of image sensor chips and image processor chips. Recordable revenue includes revenue from sales of integrated encoder and decoder chipsets. Consumer digital media revenue includes revenue from sales of consumer digital audio chips.

Geographic Segments

      We sell and market to leading consumer OEMs worldwide. International sales comprise a significant portion of our revenues. The following geographic location of our revenues for 2003, 2002 and 2001 were based upon destination of the shipment. Thus, our sales to Dynax Electronics were categorized as sales to Hong Kong, even though Dynax Electronics eventually sells through a lot of the products to other parts of China.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Most of the long-lived assets located outside the United States are in the Asia Pacific region. The following table summarizes net sales and long-lived assets for the years ended December 31, 2003, 2002 and 2001:

	Net Sales	Long-Lived Assets

	(In thousands)
Year Ended December 31, 2003
United States	$1,111	$23,585

Hong Kong	129,002	671
Taiwan	17,836	8
China (excluding Hong Kong)	10,936	131
Korea	8,787	69
Japan	8,432	3
Czech Republic	7,936	—
Singapore	4,156	—
Rest of the world	7,077	162

Total foreign	194,162	1,044

Total	$195,273	$24,629

Year Ended December 31, 2002
United States	$2,453	$18,366

Hong Kong	191,510	619
Taiwan	19,346	—
Japan	11,973	—
Singapore	5,244	—
Rest of the world	42,916	—

Total foreign	270,989	619

Total	$273,442	$18,985

Year Ended December 31, 2001
United States	$6,885	$21,800

Hong Kong	186,394	638
Taiwan	43,567	—
Japan	6,661	—
Singapore	1,975	—
Rest of the world	25,898	—

Total foreign	264,495	638

Total	$271,380	$22,438

Note 14.     Commitments and Contingencies

      As of December 31, 2003, our commitments to purchase inventory from the third-party contractors aggregated approximately $88.1 million. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners,

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principally for service, license and other operating supplies. As of December 31, 2003, commitments under these arrangements totaled $1.3 million. There are no material commitments for these arrangements extending beyond 2006.

      From time to time, we are subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights and other claims arising out of the ordinary course of business. Further, we are currently engaged in certain shareholder class action and derivative lawsuits. We intend to defend these suits vigorously and we may incur substantial expenses in litigating claims against third parties and defending against existing and future third-party claims that may arise. In the event of a determination adverse to us, we may incur substantial monetary liability and be required to change our business practices. Either of these results could have a material adverse effect on our financial position, results of operations and cash flows. See Part I, Item 3, “Legal Proceedings.”

      The Company enters into various agreements in the ordinary course of business. Pursuant to these agreements, the Company may agree to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These indemnification obligations may have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification the company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of December 31, 2003.

      The Company has agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors and officers’ insurance policy that may reduce our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Agreements entered into prior to December 31, 2002 were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others — an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.”

Note 15.     Related Party Transactions with Vialta, Inc.

      Fred S.L. Chan, our Chairman of Board of Directors, also serves as the Chairman of the Board for Vialta. Each company pays Fred S.L. Chan a base salary separately.

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

      The Master Technology Ownership and License Agreement supersedes the prior Intellectual Property and Research and Development Agreements between Vialta and us and allocates ownership rights generally along our product lines and those of Vialta. In the Master Technology Ownership and License Agreement, we

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acknowledge Vialta’s exclusive ownership of specific technology and trademarks related to Vialta’s products. Vialta has unrestricted rights to use the assigned technology and related trademarks that Vialta alone owns. The Master Technology Ownership and License Agreement does not obligate either Vialta or ESS to provide to the other improvements that it makes to its own technology.

      The Employee Matters Agreement allocates responsibilities relating to current and former employees of Vialta and their participation in any benefits plans that ESS has sponsored and maintained. Prior to the distribution, we transferred to Vialta approximately 9,839,672 shares of Vialta Class A common stock. This same number of shares of Vialta Class A common stock has been authorized and reserved for issuance under the Vialta 2001 Non-Statutory Stock Option Plan. Immediately prior to the distribution, Vialta granted options to all of our employees who held our options, based on our options outstanding as of the record date for the spin-off distribution. As a result, on the date of the distribution, approximately 9,839,672 of the total shares authorized under the 2001 Non-Statutory Stock Options Plan became subject to outstanding options. The resulting Vialta options vest, become exercisable, expire and otherwise are treated under terms that essentially mirror the provisions of our corresponding options held by our employees.

      The Tax Sharing and Indemnity Agreement allocate responsibilities for tax matters between Vialta and us. Vialta will indemnify ESS in the event the distribution initially qualifies for tax-free treatment and later becomes disqualified as a result of actions taken by Vialta or within Vialta’s control. The Tax Sharing and Indemnity Agreement also assigns responsibilities for administrative matters such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations and similar proceedings.

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

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of major transactions between Vialta and us for the periods presented:

	Transactions Between
	ESS and Vialta

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Selling, general, administrative and other services provided to Vialta, net of charges from Vialta	$70	$(38)	$4,937
Lease charges to Vialta under Real Estate Matters Agreement	1,182	1,852	640
Chip purchases by Vialta	458	1,403	1,127
Products purchased from Vialta	(2)	(61)	(74)

Total charges to Vialta, net of charges from Vialta	$1,708	$3,156	$6,630

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

Note 16.     Transactions with Dynax Electronics

      We sell our products through distributors. Dynax Electronics is our largest distributor. We work directly with many of our customers in Hong Kong and China on product design and development. However, whenever one of these customers buys our products, the order is processed through Dynax Electronics, which functions much like a trading company. Dynax Electronics manages the order processing, arranges shipment into China and Hong Kong, manages the letters of credit, and provides credit and collection expertise and services. The title and risk of loss for the inventories are transferred to Dynax Electronics upon shipment of inventories to Dynax Electronics. Dynax Electronics is legally responsible to pay our invoices regardless of when the inventories are sold to end-customers. Revenues on sales to Dynax Electronics are deferred until Dynax Electronics sells the products to end-customers.

      The following table summarizes the percentage of our net revenues for the year ended December 31, 2003, 2002 and 2001, respectively, which were attributable to sales made through Dynax Electronics:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except percentage data)
Net revenues	$195,273	$273,442	$271,380
Net revenues from Dynax Electronics	$122,701	$156,963	$151,972
Percentage of net revenues from Dynax Electronics	63%	57%	56%

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes Dynax Electronics’ percentage of our trade accounts receivable as of December 31, 2003 and 2002:

	December 31,

	2003	2002

	(In thousands, except
	percentage data)
Trade accounts receivable	$58,322	$29,523
Trade accounts receivable from Dynax Electronics	$36,605	$24,318
Percentage of trade accounts receivable from Dynax Electronics	63%	82%

Note 17.     Investments

Best Elite International Limited

      In January 2003, we acquired 4,545,400 shares of Convertible Non-Cumulative Preference Series B shares of Best Elite International Limited (“Best Elite”) for approximately $5,000,000 in cash. On January 30, 2004, we acquired an additional 4,545,455 shares for approximately $5,000,000 in cash, on the same terms and price as the initial investment. Our investments represent less than a 1.3% equity interest in Best Elite on a fully diluted basis. The investments were recorded using the cost method of accounting. Best Elite was organized under the laws of the British Virgin Islands as an investment vehicle for the purpose of establishing a foundry in Mainland China.

Broadmedia, Inc.

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

      In May 2003, the merger between Broadmedia/ Archtek and C-Com Corporation (“C-Com”), a publicly traded company in Taiwan, was approved by the shareholders of both companies. In connection with the merger between these two companies, we were given a right to receive 5,578,571 shares of C-Com common stock in exchange for our investment in Broadmedia. As of December 31, 2003, we received 3,905,000 shares of C-Com common stock. The remaining 1,673,571 shares will be received over the next four years. During the twelve months ended December 31, 2003, we recorded a pre-tax non-operating loss of $2.0 million as a result of receiving the C-Com common stock in exchange for stock of Archtek based on the fair market value of the C-Com common stock.

Note 18.     ESS 401(K) Plan

      We have a 401(K) Plan (the “401(K) Plan”), which covers substantially all employees. Each eligible employee may elect to contribute to the 401(K) Plan, through payroll deductions, up to 25% of their compensation, subject to current statutory limitations. We made no contributions through December 31, 2003.

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

	2002				2003

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$79,115	$86,037	$60,746	$47,544	$33,151	$31,011	$48,243	$82,868
Cost of revenues	44,839	50,817	45,665	35,133	23,376	20,982	33,281	55,051

Gross profit	34,276	35,220	15,081	12,411	9,775	10,029	14,962	27,817
Operating expenses:
Research and development	6,381	7,043	7,160	6,380	6,256	8,750	11,360	9,508
Selling, general and administrative	10,356	11,051	6,452	6,311	6,674	6,660	8,874	9,553

Operating income (loss)	17,539	17,126	1,469	(280)	(3,155)	(5,381)	(5,272)	8,756
Non-operating income, net	(1,267)	1,085	1,438	1,151	944	44,187	(659)	1,474

Income (loss) before income taxes	16,272	18,211	2,907	871	(2,211)	38,806	(5,931)	10,230
Provision for (benefit from) income taxes	(114)	889	148	61	(98)	22,905	(8,680)	1,476

Net income (loss) from continuing operations	16,386	17,322	2,759	810	(2,113)	15,901	2,749	8,754

Net income (loss)	$16,386	$17,322	$2,759	$810	$(2,113)	$15,901	$2,749	$8,754

Net income (loss) per share:
Basic	$0.37	$0.38	$0.06	$0.02	$(0.05)	$0.41	$0.07	$0.22

Diluted	$0.34	$0.36	$0.06	$0.02	$(0.05)	$0.40	$0.07	$0.21

Shares used in calculating net income (loss) per share:
Basic	44,209	45,147	43,484	43,378	41,662	38,683	38,694	39,014

Diluted	48,331	48,446	45,706	44,188	41,662	39,842	40,579	42,169

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

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

      There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

      Certain information required by Part III is omitted from this Report since we plan to file with the Securities and Exchange Commission the definitive proxy statement for our 2004 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

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

      The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller and certain other senior financial management. The Code of Ethics is posted on the Company’s website at http://www.ESSTECH.com. If any substantive amendments are made to the Code of Ethics or grant of any waiver, including any implicit waiver, from a provision of the Code of Ethics to the Company’s Chief Executive Officer, Chief Financial Officer or Controller, the Company will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K.

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

      The following table summarizes information with respect to options under our equity compensation plans at December 31, 2003:

Equity Compensation Plan Information(1)

			Number of Securities
	Number of Securities to	Weighted-average	Remaining Available for Future
	be Issued Upon	Exercise Price of	Issuance Under Equity
	Exercise of Outstanding	Outstanding Options,	Compensation Plans (excluding
	Options, Warrants and	Warrants and	securities reflected in
Plan Category	Rights(a)(3)	Rights(b)	column(a))(c)

Equity compensation plans approved by security holders	8,364,250	$9.58	3,256,646 (2)
Equity compensation plans not approved by security holders	201,850	$9.62	1,795,900

Total	8,566,100	$9.58	5,552,546

(1)	Includes only options outstanding under ESS’ stock option plans, as no stock warrants or rights were outstanding as of December 31, 2003.

(2)	Includes 611,733 shares of common stock reserved for future issuance under the ESS Technology, Inc. 1995 Employee Stock Purchase Plan.

(3)	Includes outstanding options to purchase 26,146 shares of ESS common stock assumed through the acquisition of Platform Technologies, Inc.

      The equity compensation plans not approved by security holders have generally the same features as those approved by security holders. For further details regarding ESS’ equity compensation plans, see Note 9, “Shareholders’ Equity,” in the consolidated financial statements in Item 8 of this Report.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference from the Proxy Statement, which we will file with the Commission not later than 120 days after our fiscal year-end.

Item 14.	Principal Accountant Fees and Services

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

      (a)(2) Financial Statement Schedule

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of ESS Technology, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated January 30, 2004 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 27, 2004

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		Ending of
	of Period	Expenses	Deductions	Period

	(In thousands)
Year Ended December 31, 2003
Allowance for doubtful accounts	$949	$369	$328	$990
Allowance for sales returns	$1,048	$1,324	$661	$1,711
Inventory reserves	$30,662	$9,881	$14,010	$26,533
Year Ended December 31, 2002
Allowance for doubtful accounts	$899	$50	$—	$949
Allowance for sales returns	$1,430	$1,008	$1,390	$1,048
Inventory reserves	$35,059	$10,275	$14,672	$30,662
Year Ended December 31, 2001
Allowance for doubtful accounts	$2,393	$—	$1,494	$899
Allowance for sales returns	$920	$6,044	$5,534	$1,430
Inventory reserves	$27,040	$6,964	$(1,055)	$35,059

      All other schedules for which provision is make in applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are applicable.

      The independent accountants’ reports with respect to the above listed financial statements and financial statement schedule listed in Item 15(a)(1) and 15(a)(2), respectively, are filed on page 44 and page 79, respectively on Form 10-K.

      (a)(3) Exhibits

Exhibit
Number	Exhibit Title

2.04	Master Distribution Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
2.05	Agreement and Plan of Merger dated June 9, 2003, by and among the Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on From 8-K (file no. 000-26660) filed June 24, 2003.
2.06	Agreement and Plan of Merger dated August 15, 2003, by and among the Registrant, Divio, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 2, 2003.
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (file no. 33-95388) declared effective by the Securities and Exchange Commission on October 5, 1995 (the “Form S-1”).
3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (file no. 000-26660) filed on March 31, 1999.
4	Registrant’s Registration Rights Agreement dated May 28, 1993, by and among the Registrant and certain shareholders, incorporated herein by reference to Exhibit 10.07 to the Form S-1 (file no. 33-95388).

Exhibit
Number	Exhibit Title

10.06	Registrant’s Amended 401(k) Plan, incorporated herein by reference to Exhibit 10.06 to the Form S-1 (file no. 33-95388).*
10.11	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers, incorporated herein by reference to Exhibit 10.11 to the Form S-1 (file no. 33-95388).
10.21	Option I Agreement between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. (“TSMC”) dated November 30, 1995, as amended December 28, 1995, incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, dated February 29, 1996 as amended March 29, 1996 (file no. 000-26660) (the “1995 Form 10-K”).**
10.22	Option II Agreement between the Registrant and TSMC dated November 30, 1995, incorporated herein by reference to Exhibit 10.22 to the 1995 Form 10-K.**
10.23	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation (“UMC”) dated November 28, 1995, as amended January 31, 1996, incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K (file no. 000-26660).**
10.35	1995 Employee Stock Purchase Plan amended and restated as of April 26, 2003, incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.
10.38	Master Technology Ownership and License Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.39	Employee Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.40	Tax Sharing and Indemnity Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.40 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.41	Real Estate Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.42	Master Confidential Disclosure Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.42 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.43	Master Transitional Services Agreement between the Registrant and Vialta, Inc, incorporated herein by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed with the SEC on September 5, 2001.
10.44	Registrant’s 1997 Equity Incentive Plan, amended and restated as of April 26, 2003, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.
10.45	Registrant’s 2002 Non-Executive Stock Option Plan dated May 22, 2002, incorporated herein by reference to Exhibits 99.1 to the form S-8 (file no. 333-89942) filed on June 6, 2002.*
10.46	Loan Agreement by and between the Registrant and U.S. Bank National Association dated as of August 14, 2002, incorporated herein by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 14, 2002.
10.48	Registrant’s 1995 Equity Incentive Plan and related documents as amended, incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed on March 31, 2003.*

Exhibit
Number	Exhibit Title

10.49	Registrant’s 1995 Directors’ Stock Option Plan and related documents as amended, incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on form 10-K (file no. 000-26660) filed March 31, 2003.*
10.50	Joint Development Agreement dated December 14, 2001, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed March 31, 2003.**
10.51	Amendment to Joint Development Agreement dated January 18, 2003, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed March 31, 2003.**
10.52	License Agreement and Mutual Release dated June 11, 2003, by and among the Registrant, ESS Technology International, Inc. and MediaTek Incorporation, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.**
10.53	Addendum to the License Agreement and Mutual Release dated July 8, 2003, by and among the Registrant, ESS Technology International, Inc. and MediaTek Incorporation, incorporated herein by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on form 10-Q (file no. 000-26660) filed November 14, 2003.**
10.54	Amendment Number One to Loan Agreement dated July 17, 2003, by and between ESS Technology, Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed November 14, 2003.
10.55	First Amendment to the Amended and Restated Commercial Lease Agreement dated July 1, 2003, by and between ESS Technology, Inc. and Vialta, Inc.
11	Computation of Net Income Per Share.
21	List of Registrant’s subsidiaries.
23	Consent of Independent Accountants.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan of arrangement.

**	Confidential treatment has been granted with respect to certain portions of this agreement.

      (b) Reports on Form 8-K:

On October 29, 2003, the Company furnished a Form 8-K under Item 12 to announce its consolidated financial results for the third quarter of the fiscal year 2003, attaching unaudited consolidated financial statements for the third quarter of the fiscal year 2003.

On October 31, 2003, the Company filed a Form 8-K/ A under Items 2 and 7 to amend its Current Report on Form 8-K filed September 2, 2003, to include audited consolidated financial statements of Divio for the fiscal years ended September 30, 2002 and September 30, 2001, and unaudited interim consolidated financial statements of Divio as of June 30, 2003 and for the nine months ended June 30,

2003 and June 30, 2002, as well as unaudited pro forma condensed combined financial information of the Company and Divio.

With the exception of the information incorporated by reference to the our Proxy Statement for the 2004 Annual Meeting of Shareholders in Items 10, 11, 12, 13 and 14 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ESS TECHNOLOGY, INC.
(Registrant)

By:	/s/ ROBERT L. BLAIR

Robert L. Blair
President and Chief Executive Officer

Date: March 15, 2004

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

Signature	Title	Date

/s/ ROBERT L. BLAIR Robert L. Blair	President and Chief Executive Officer (principal executive officer)	March 15, 2004

/s/ JAMES B. BOYD James B. Boyd	Chief Financial Officer, Senior Vice President and Assistant Secretary (principal financial officer)	March 15, 2004

/s/ FRED S.L. CHAN Fred S.L. Chan	Chairman of the Board of Directors	March 15, 2004

/s/ PETER T. MOK Peter T. Mok	Director	March 15, 2004

/s/ DAVID S. LEE David S. Lee	Director	March 15, 2004

/s/ DOMINIC NG Dominic Ng	Director	March 15, 2004

/s/ ALFRED J. STEIN Alfred J. Stein	Director	March 15, 2004

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

2.04	Master Distribution Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
2.05	Agreement and Plan of Merger dated June 9, 2003, by and among the Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on From 8-K (file no. 000-26660) filed June 24, 2003.
2.06	Agreement and Plan of Merger dated August 15, 2003, by and among the Registrant, Divio, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 2, 2003.
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (file no. 33-95388) declared effective by the Securities and Exchange Commission on October 5, 1995 (the “Form S-1”).
3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (file no. 000-26660) filed on March 31, 1999.
4	Registrant’s Registration Rights Agreement dated May 28, 1993, by and among the Registrant and certain shareholders, incorporated herein by reference to Exhibit 10.07 to the Form S-1 (file no. 33-95388).
10.06	Registrant’s Amended 401(k) Plan, incorporated herein by reference to Exhibit 10.06 to the Form S-1 (file no. 33-95388).*
10.11	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers, incorporated herein by reference to Exhibit 10.11 to the Form S-1 (file no. 33-95388).
10.21	Option I Agreement between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. (“TSMC”) dated November 30, 1995, as amended December 28, 1995, incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, dated February 29, 1996 as amended March 29, 1996 (file no. 000-26660) (the “1995 Form 10-K”).**
10.22	Option II Agreement between the Registrant and TSMC dated November 30, 1995, incorporated herein by reference to Exhibit 10.22 to the 1995 Form 10-K.**
10.23	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation (“UMC”) dated November 28, 1995, as amended January 31, 1996, incorporated herein by reference to Exhibit 10.23 to the 1995 Form 10-K (file no. 000-26660).**
10.35	1995 Employee Stock Purchase Plan amended and restated as of April 26, 2003, incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.
10.38	Master Technology Ownership and License Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.39	Employee Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.40	Tax Sharing and Indemnity Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.40 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.

Exhibit
Number	Exhibit Title

10.41	Real Estate Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.42	Master Confidential Disclosure Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.42 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.43	Master Transitional Services Agreement between the Registrant and Vialta, Inc, incorporated herein by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed with the SEC on September 5, 2001.
10.44	Registrant’s 1997 Equity Incentive Plan, amended and restated as of April 26, 2003, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.
10.45	Registrant’s 2002 Non-Executive Stock Option Plan dated May 22, 2002, incorporated herein by reference to Exhibits 99.1 to the form S-8 (file no. 333-89942) filed on June 6, 2002.*
10.46	Loan Agreement by and between the Registrant, and U.S. Bank National Association dated as of August 14, 2002, incorporated herein by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 14, 2002.
10.48	Registrant’s 1995 Equity Incentive Plan and related documents as amended, incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed on March 31, 2003.*
10.49	Registrant’s 1995 Directors’ Stock Option Plan and related documents as amended, incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on form 10-K (file no. 000-26660) filed March 31, 2003.*
10.50	Joint Development Agreement dated December 14, 2001, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed March 31, 2003.**
10.51	Amendment to Joint Development Agreement dated January 18, 2003, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed March 31, 2003.**
10.52	License Agreement and Mutual Release dated June 11, 2003, by and among the Registrant, ESS Technology International, Inc. and MediaTek Incorporation, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.**
10.53	Addendum to the License Agreement and Mutual Release dated July 8, 2003, by and among the Registrant, ESS Technology International, Inc. and MediaTek Incorporation, incorporated herein by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on form 10-Q (file no. 000-26660) filed November 14, 2003. **
10.54	Amendment Number One to Loan Agreement dated July 17, 2003, by and between ESS Technology, Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed November 14, 2003.
10.55	First Amendment to the Amended and Restated Commercial Lease Agreement dated July 1, 2003, by and between ESS Technology, Inc. and Vialta, Inc.
11	Computation of Net Income Per Share.
21	List of Registrant’s subsidiaries.
23	Consent of Independent Auditors.

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan of arrangement.

**	Confidential treatment has been granted with respect to certain portions of this agreement.