Form 10-K/A
period 2003-12-31
ESS TECHNOLOGY INC
filed 2004-04-29
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to $9.75, the closing price of ESS Technology, Inc.’s common stock as reported on the Nasdaq National Market on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $255,185,316. The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003, based upon the closing sale price of $17.03, reported by the Nasdaq National Market on that date, was approximately $475,319,885. Shares of common stock held by each officer and director and by each person who owned 5% or more of the registrant’s outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of April 28, 2004, the registrant had approximately 39,367,511 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

EXPLANATORY NOTE

      ESS Technology, Inc. (the “Company,” “ESS,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/ A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. We will not file our proxy statement within 120 days of our fiscal year ended December 31, 2003, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. This Amendment also reflects a correction to a typographical error in Item 12. Specifically, in the Equity Compensation Plan Information table in Item 12, the total for Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) is 5,052,546 and not 5,552,546. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment certain currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/ A does not reflect events occurring after the March 15, 2004 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

ESS TECHNOLOGY, INC.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Our current directors were elected at the 2003 annual meeting of shareholders to serve as directors until the 2004 annual meeting of shareholders, until their respective successors have been elected and qualified or until such directors’ earlier resignation or removal. The information of members of the Board of Directors as of March 15, 2004 is set forth below:

			Director
Name of Nominee	Age	Principal Occupation	Since

Fred S.L. Chan	57	Chairman of the Board of Directors of the Company	1986
Robert L. Blair	56	President and Chief Executive Officer of the Company	1999
Peter T. Mok(1)(2)(3)	50	President and CEO of KLM Capital Management, Inc.	1993
Dominic Ng(1)	45	Chairman, President and CEO of East West BanCorp	1998
David S. Lee(1)(2)(3)	66	Chairman of the Board for eOn Communications Corporation, Cortelco and Cidco Communications Corporation	2000
Alfred J. Stein(1)	71	Director of Advanced Power Technology	2003

(1)	Member of the Audit Committee of the Board.

(2)	Member of the Compensation Committee of the Board.

(3)	Member of the Corporate Governance and Nominating Committee of the Board.

      Except as set forth below, each of the directors has been engaged in the principal occupation set forth next to his name above during the past five years. There are no family relationships among any of the directors or executive officers of the Company.

      Fred S.L. Chan has been a director since January 1986 and has served as our Chairman of the Board since October 1992. Mr. Chan is also the Chairman of the Board for Vialta, Inc. (“Vialta”) and has served in that capacity since September 1999. Mr. Chan served as President and Chief Executive Officer of Vialta from September 1999 to August 2001. Mr. Chan served as our President from November 1985 until October 1996 and from February 1997 to September 1999. He served as our Chief Executive Officer from June 1994 until September 1999. Mr. Chan served as our Chief Financial Officer from October 1992 to May 1995. From 1984 to 1985, Mr. Chan was founder, President and Chief Executive Officer of AC Design, Inc., a VLSI chip design center that provides computer aided design (CAD), engineering and other design services. From 1982 to 1984, he was co-founder, President and Chief Executive Officer of CADCAM Technology, Inc., a company in the business of computer aided engineering (CAE) systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii. Mr. Chan is the spouse of Annie M.H. Chan, a former director of the Company.

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

      Peter T. Mok has served as a director since May 1993. Mr. Mok is currently the President and Chief Executive Officer of KLM Capital Management, Inc., a venture capital management company, and has served in that capacity since July 1996. From July 1994 to July 1996, Mr. Mok was Senior Manager, Investment Banking, of DBS Ltd. From June 1992 to July 1994, he was Senior Vice President, Manager and a director of Transpac Capital, Inc., a venture capital management company that is a wholly owned subsidiary of Transpac. Mr. Mok holds a B.S. degree in Business Administration from San Jose State University. Mr. Mok also serves on the boards of several private companies.

      Dominic Ng has served as a director since May 1998. Mr. Ng is Chairman, President and Chief Executive Officer of East West BanCorp and has served in that capacity since 1998. He has been the President and CEO of East West BanCorp since 1992. Prior to joining the Bank, he served as President of Seyen Investment, Inc. Mr. Ng is also a member of the Board of PacifiCare Health Systems.

      David S. Lee has served as a director since March 2000. Mr. Lee is currently the Chairman of the Board for eOn Communications Corporation, Cortelco and Cidco Communications Corporation. Prior to that, he served as President and Chairman of Data Technology Corporation, which he bought and merged with Qume Corporation in 1988. From 1983 to 1985, he served as Vice President of ITT and as Group Executive and Chairman of its Business Information Systems Group. Mr. Lee held positions of Executive Vice President of ITT Qume from 1978 to 1981 and President from 1981 to 1983. Mr. Lee co-founded Qume Corporation in 1973 and served as Executive Vice President until it was acquired by ITT Corporation in 1978. Mr. Lee currently serves on the Board of Directors for the following business related ventures: iBasis Inc., Linear Technology Corporation, Accela Inc., Daily Wellness Co. as well as numerous non-business related ventures. He was an advisor to both President Bush and President Clinton through the Advisory Committee on Trade Policy and Negotiation and additionally to Governor Pete Wilson through the California Economic Development Corporation. He currently is a member of the President’s council on the 21st Century Workforce, appointed by President George Bush, Jr. Mr. Lee is also a Regent of the University of California.

      Alfred J. Stein is an independent consultant to technology companies and has spent more than 45 years in the semiconductor industry. From 1982 until 1999 Mr. Stein served as Chairman of the Board and Chief Executive Officer of VLSI Technology, Inc., which was acquired by Philips Electronics in 1999. Previously, Mr. Stein served as Chief Executive Officer of Arrow Electronics, Vice President and Assistant General Manager of Motorola’s Semiconductor Sector, and Vice President and General Manager for the Electronics Devices Division of Texas Instruments. Currently, Mr. Stein serves on the boards of Advanced Power Technology, Electronics Boutique and several private startup companies. Mr. Stein holds a B.S. degree in physics from St. Mary’s University of Texas and an M.S. degree in mathematics from Southern Methodist University.

      Information concerning our executive officers required by this Item is incorporated by reference from the section captioned “Executive Officers of the Registrant” set forth at the end of Part I.

Audit Committee and Audit Committee Financial Expert

      The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Nasdaq and Securities and Exchange Commission (“SEC”) rules. During 2003, the Audit Committee of the Board of Directors of the Company consisted of David Lee, Peter Mok, Alfred Stein and Dominic Ng. Mr. Ng, the Chairman of the Audit Committee, was also an audit committee financial expert as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC and the Nasdaq National Market. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

      Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements for the year ended December 31, 2003 were satisfied on a timely basis, except that Patrick Ang and James B. Boyd each inadvertently filed a late Form 4 in June 2003, reporting a stock option grant received in May 2003.

Code of Ethics

      The Company has adopted a Code of Ethics that applies to all of its employees including its principal executive officer, principal financial and accounting officer, controller and certain other senior financial management. The Code of Ethics is posted on the Company’s website at http://www.ESSTECH.com. If any substantive amendments are made to the Code of Ethics or grant of any waiver, including any implicit waiver, from a provision of the Code of Ethics to the Company’s Chief Executive Officer, Chief Financial Officer or Controller, the Company will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K.

Item 11.	Executive Compensation

Summary Compensation Table

      The following table shows the (1) compensation earned by the individual who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2003 and each of the other most highly compensated individuals who served as an executive officer of the Company during the fiscal year ended December 31, 2003 (the “Named Executive Officers”), and (2) the compensation received by each such individual for the Company’s two preceding fiscal years where applicable.

					Long Term
					Compensation
		Annual Compensation
					Securities
				Other Annual	Underlying
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation(1)	Options (#)

Fred S.L. Chan	2003	$328,000	$662,000	$64	—
Chairman of the Board of	2002	$213,830	—	$1,032	140,000
Directors	2001	$248,000	$260,000	$966	590,000
Robert L. Blair	2003	$328,000	$150,000	$64	400,000
President and CEO	2002	$328,756	—	$828	160,000
	2001	$260,000	$260,000	$966	168,000
Patrick Ang	2003	$200,000	—	$15	40,000
COO and Executive Vice	2002	$200,000	—	$360	30,000
President	2001	$9,103	—	$35	200,000
James B. Boyd	2003	$198,333	$50,000	$34	40,000
CFO, Senior Vice President	2002	$184,583	—	$820	30,000
and Assistant Secretary	2001	$170,000	$51,000	$522	190,000

(1)	Includes dollar value of premiums paid by the Company under the Company’s group term life insurance policy and accidental death and dismemberment policy on behalf of each Named Executive Officer.

Stock Option Grants in Last Fiscal Year

      The following table provides certain information with respect to stock options granted to the Named Executive Officers in the last fiscal year. In addition, as required by SEC rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term.

	Individual Grants(1)
					Potential Realizable Value at
	Number of	Percent of Total			Assumed Annual Rates of
	Securities	Options/SARs			Stock Price Appreciation for
	Underlying	Granted to	Exercise of		Option Term(2)
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted(#)	Fiscal Year(%)(3)	($/SH)(4)	Date	5%($)	10%($)

Fred S.L. Chan	—	—	—	—	—	—
Robert L. Blair(5)	375,590	15%	$9.78	2013	$2,310,100	$5,854,247
Robert L. Blair(6)	24,410	1%	$9.78	2013	$150,136	$380,474
Patrick Ang(7)	40,000	2%	$7.62	2013	$191,687	$485,773
James B. Boyd(8)	40,000	2%	$7.62	2013	$191,687	$485,773

(1)	No stock appreciation rights were granted to the Named Executive Officers in the last fiscal year.

(2)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share for the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved. Potential realizable value is not calculated for options that were canceled during the fiscal year ended 2003.

(3)	The Company granted stock options representing 2,494,600 shares to employees in the last fiscal year.

(4)	The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares, to the extent permissible under applicable law.

(5)	93,897 shares shall vest on July 8, 2004; 1/48th of 375,590 shares shall vest monthly on the 8th day of each month commencing on August 8, 2004 through July 8, 2007.

(6)	6,103 shares shall vest on July 8, 2004; 1/48th of the 24,410 shares shall vest monthly on the 8th day of each month commencing on August 8, 2004 through July 8, 2007.

(7)	1/48th of the 40,000 shares shall vest monthly on the 23rd day of each month commencing on June 23, 2004 through May 23, 2008.

(8)	1/48th of the 40,000 shares shall vest monthly on the 23rd day of each month commencing on June 23, 2004 through May 23, 2008.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during fiscal year 2003, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2003. Also reported are values of “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and $17.03 per share, which was the closing price of the Company’s common stock as reported on the Nasdaq National Market on December 31, 2003.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at Fiscal		In-the-Money Options
	Shares		Year-End (#)		at Fiscal Year-End(2)
	Acquired on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Fred S.L. Chan	—	—	453,333	276,667	$5,363,297	$2,349,277
Robert L. Blair	—	—	331,723	670,999	$2,667,173	$4,497,175
Patrick Ang	—	—	108,333	161,667	$739,914	$1,092,786
James B. Boyd	—	—	122,500	117,500	$1,488,987	$1,044,063

(1)	“Value Realized” represents the fair market value of the shares of common stock underlying the option on the date of exercise less the aggregate exercise price of the option.

(2)	These values, unlike the amounts set forth in the column entitled “Value Realized,” have not been, and may never be, realized and are based on the positive spread between the respective exercise prices of outstanding options and the closing price of the Company’s common stock on December 31, 2003, the last day of trading for the fiscal year 2003.

Compensation of Directors

      Directors of the Company do not receive cash compensation for their services, except that non-employee directors currently receive the quarterly retainer and meeting fees indicated below. The directors are also reimbursed for their reasonable expenses in attending meetings of the Board of Directors.

Quarterly Retainer	$5,000
Meeting Fee*	$2,000
Additional Quarterly Committee Retainer:
Audit Committee Chair	$4,000
Audit Committee Member	$2,000
Other Committee Chair	$500

*	$1,000 for each meeting attended via conference call.

      Effective April 24, 2004, non-employee directors receive the quarterly retainer and meeting fees indicated below:

Quarterly Retainer	$5,000
Scheduled Meeting Fee*	$2,000
Special Meeting Fee**	$500
Additional Quarterly Committee Retainer:
Audit Committee Chair	$4,000
Audit Committee Member	$2,000
Other Committee Chair	$1,000
Other Committee Member	$500

*	$1,000 for each scheduled meeting attended via conference call.

**	For each special meeting, attended in person or via conference call, where board actions are required

      Non-employee directors of the Company are automatically granted options to purchase shares of the Company’s common stock pursuant to the terms of the Company’s 1995 Directors Stock Option Plan (the “Directors Plan”). Each non-employee director upon becoming a member of the Board is granted an option to purchase 40,000 shares of common stock under the Directors Plan (the “Initial Grant”). Thereafter, on the date of the annual meeting of shareholders each year, each non-employee director who will continue as a director is automatically granted an additional option to purchase 10,000 shares of common stock under the Directors Plan (the “Subsequent Grant”), provided the director has then served for six (6) months. Options granted under the Directors Plan have an exercise price equal to the fair market value of the Company’s common stock on the date of grant with a term of no more than ten years. The fair market value of the common stock is determined based on the closing sales price on the Nasdaq National Market on the date of grant. Initial Grants become exercisable with respect to 25% of the shares on the first anniversary of the date of grant and with respect to 1/48th of the shares on the same date of each succeeding month. Subsequent Grants vest and become exercisable with respect to 1/48th of the shares on the same date as the date of grant each month following the grant.

      On the date of each annual meeting of shareholders, each member of the Audit Committee (including the Chairman) is granted an additional option to purchase 5,000 shares of common stock, vesting ratably over 12 months so long as he or she continuously serves as a member of the Audit Committee. In addition, the Chairman of the Audit Committee is granted an additional option to purchase 5,000 shares of common stock, vesting ratably over 12 months so long as he or she continuously serves as a member of the Audit Committee. Initially, such grants are pro rated based on the number of months a member serves prior to receiving their first annual grant. Directors joining the Audit Committee between annual meetings of shareholders receive a pro rated Audit Committee grant. These options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant with a term of ten years. The fair market value of the common stock is determined based on the closing sales price on the Nasdaq National Market on the date of grant.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board of Directors currently consists of David Lee and Peter Mok. No member of the Compensation Committee or executive officers of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Report of the Compensation Committee on Executive Compensation

General

      The Compensation Committee, consisting entirely of independent directors as defined by Nasdaq rules, acts on behalf of the Board to establish the general compensation policy of the Company for all employees of the Company. The Compensation Committee administers the Company’s incentive and equity plans, including the 1995 Equity Incentive Plan, the 1995 Employee Stock Purchase Plan, the 1997 Equity Incentive Plan and the 2002 Non-Executive Stock Option Plan. The Compensation Committee also reviews compensation for the executive officers of the Company, including its Chairman, CEO and other executive officers named in the Summary Compensation Table (the “Named Executive Officers”).

      It is the Compensation Committee’s philosophy to link the Named Executive Officers’ compensation to corporate performance. Thus, under the Company’s compensation policy, a designated portion of the Named Executive Officers’ total compensation is tied to the Company’s performance objectives and individual objectives set forth at the beginning of the Company’s fiscal year. The base salary, target bonuses, target total cash compensation and stock option grants of the Named Executive Officers are determined in part by the Compensation Committee reviewing data on prevailing compensation practices of comparable technology companies, with whom the Company competes for executive talent, and evaluating such information in connection with the Company’s corporate goals. The Named Executive Officers’ performance is measured against objectives established for the Named Executive Officers, as determined by the Compensation Committee in its discretion.

      In addition to their base salary, the Company’s Named Executive Officers are eligible to receive cash bonuses and to participate in the 1995 Equity Incentive Plan, the 1995 Employee Stock Purchase Plan and the 1997 Equity Incentive Plan. Long-term equity incentives for the Named Executive Officers are achieved through the granting of stock options under the 1995 Equity Incentive Plan and the 1997 Equity Incentive Plan. Stock options have value for the Named Executive Officers only if the price of the Company’s stock increases above the fair market value on the date of grant and the Named Executive Officers remain in the Company’s employ for the period required for the shares to vest.

Compensation of Executive Officers

      During the fiscal year that ended on December 31, 2003, the Company’s executive compensation program was comprised of the following key components: base salary, annual bonus and equity-based incentives.

      Base Salary. Base salaries for the Company’s executive officers other than the CEO are based upon recommendations by the CEO, taking into account such factors as salary norms in comparable companies, a subjective assessment of the nature of the position and the contribution and experience of the officer.

      Annual Bonus. The Company’s cash bonus program seeks to motivate executive officers to work effectively to achieve the Company’s financial performance objectives and to reward them when such objectives are met.

      Equity-Based Incentive Compensation. Stock options are an important component of the total compensation of executive officers. The Company believes that stock options align the interests of each executive with those of the shareholders. They also provide executive officers a significant, long-term interest in the Company’s success and help retain key executive officers in a competitive market for executive talent. The Company’s 1995 Equity Incentive Plan and 1997 Equity Incentive Plan authorize the Compensation Committee to grant stock options to executive officers. The number of shares owned by, or subject to options held by, each executive officer is periodically reviewed and additional awards are considered based upon past performance of the executive and the relative holdings of other executive officers in the Company. The option grants generally utilize four-year vesting periods to encourage executive officers to continue contributing to the Company, and they expire not later than ten years from the date of grant.

Compensation of the Chief Executive Officer

      The Company’s compensation plan for the CEO includes the same elements and performance measures as the plans of the Company’s other executive officers, except the CEO does not make recommendations to the Compensation Committee regarding his own base salary. The Compensation Committee evaluates the performance of the Company’s CEO, sets his base compensation and determines bonuses and awards stock or option grants, if any. Mr. Blair’s base salary for fiscal year 2003 was $328,000 compared to $328,756 for fiscal year 2002. Mr. Blair’s bonus for fiscal year 2003 was $150,000 compared to $0 for fiscal year 2002.

Deductibility of Executive Compensation

      The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code of 1986, as amended, which disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and the four other most highly compensated executive officers, unless such compensation meets the requirements for the “performance-based” exception to the general rule. Since the cash compensation paid by the Company to each of its executive officers is expected to be below $1 million, the Compensation Committee believes that this section will not affect the tax deductions available to the Company. It will be the Compensation Committee’s policy to qualify, to the extent reasonable, the executive officers’ compensation for deductibility under applicable tax law.

Compensation Committee

David S. Lee, Chairman
Peter T. Mok

PERFORMANCE GRAPH

      The following graph shows a comparison of the five-year cumulative total return for the Company’s common stock, Nasdaq Stock Market (US) Index and the RDG Technology Composite Index (a published industry index). The graph assumes the investment of $100 in the Company’s common stock and in each of the indexes on December 31, 1998, and reinvestment of all dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

AMONG ESS TECHNOLOGY, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE RDG TECHNOLOGY COMPOSITE INDEX

STOCK PRICE PERFORMANCE

December 31, 1998 — December 31, 2003

DATE	12/98	3/99	6/99	9/99	12/99	3/00	6/00	9/00	12/00	3/01	6/01	9/01	12/01	3/02	6/02	9/02	12/02	3/03	6/03	9/03	12/03

ESS TECHNOLOGY, INC.
Investment Value	100.00	103.12	268.75	265.00	443.76	350.00	290.00	286.26	102.50	115.00	212.00	204.40	425.20	414.80	350.80	123.00	125.80	119.20	195.00	215.60	340.60
NASDAQ STOCK MARKET (U.S.)
Investment Value	100.00	112.52	123.11	129.54	192.96	228.23	200.45	188.13	128.98	86.78	83.55	76.16	67.61	68.17	71.20	66.62	62.17	56.07	69.52	78.81	87.61
RDG TECHNOLOGY COMPOSITE
Investment Value	100.00	108.36	120.59	124.18	157.96	174.10	163.58	150.64	117.38	100.99	110.01	86.33	104.39	100.18	83.24	67.75	76.77	76.06	88.09	95.24	104.01

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

      The following table summarizes information with respect to options under ESS’ equity compensation plans at December 31, 2003:

Equity Compensation Plan Information(1)

			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued upon Exercise	Exercise Price of	Under Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)(2)	(b)	(c)

Equity compensation plans approved by security holders	8,364,250	$9.58	3,256,646	(3)(4)
Equity compensation plans not approved by security holders	201,850	$9.62	1,795,900

Total	8,566,100	$9.58	5,052,546

(1)	Includes only options outstanding under ESS’ stock option plans, as no stock warrants or rights were outstanding as of December 31, 2003.

(2)	In addition, 26,146 outstanding options assumed in connection with the acquisition of Platform Technologies. These assumed options have a weighted average exercise price of $0.03 per share. No additional options may be granted under the Platform Technologies plan.

(3)	A maximum of 2,379 of such shares are available for issuance pursuant to future restricted stock awards under the 1995 Equity Incentive Plan.

(4)	Includes 611,733 shares of common stock reserved for future issuance under the 1995 Employee Stock Purchase Plan.

      In May 2002, ESS adopted the 2002 Non-Executive Stock Option Plan (the “2002 Plan”), which has not been approved by shareholders, and reserved a total of 2,000,000 shares of the Company’s common stock for issuance thereunder. The 2002 Plan allows for granting of stock options to ESS’ non-executive employees and consultants, and options granted under the 2002 Plan are non-statutory stock options. Under the 2002 Plan, options granted generally vest 25% at the end of the first year, after the anniversary date of the date of grant, and ratably thereafter over the remaining vesting period.

Common Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of March 15, 2004, known to the Company regarding the beneficial ownership of the Company’s common stock that has been provided to the Company with respect to the beneficial ownership of share of (1) each person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, (2) each of the Company’s directors, (3) each of the Named Executive Officers, and (4) all directors and executive officers as a group. Except as otherwise noted, the address of each person listed in the table is c/o ESS Technology, Inc., 48401 Fremont Blvd., Fremont, CA 94538.

	Shares Beneficially Owned(1)		Options
			Exercisable on
	Number of	Percent of	or Before
Name and Address	Shares	Common Stock	May 14, 2004(1)

Fred S.L. Chan, Chairman(2)	5,040,344	12.8%	511,667
Annie M.H. Chan(2)	5,040,344	12.8%	—
Barclays Global Investors, NA and affiliate(3)	2,944,450	7.5%	—
45 Fremont Street
San Francisco, CA 94105
Robert L. Blair, President and CEO	407,276	1.0%	386,055
Patrick Ang, COO and Executive Vice President	132,917	*	132,917
James B. Boyd, CFO, Senior Vice President and
Assistant Secretary	136,385	*	135,000
Dominic Ng, Director	55,626	*	55,626
c/o East West BanCorp
415 Huntington Drive
San Marino, CA 91108
David S. Lee, Director	47,605	*	47,605
c/o eOn Communications Corporation
105 Cochrane Circle
Morgan Hill, CA 95037
Peter T. Mok, Director	24,584	*	24,584
c/o KLM Capital Management, Inc.
10 Almaden Blvd. Suite 988
San Jose, CA 95113
Alfred J. Stein	15,000	*	15,000
All executive officers and directors as a group(4)	5,859,737	14.9%	1,308,454

*	Less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable and except as indicated in the other footnotes to this table. As of March 15, 2004, 39,365,019 shares of the Company’s common stock were issued and outstanding. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days after March 15, 2004 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 0 shares held by Fred S.L. Chan. This amount includes 3,248,677 shares held by the Annie M.H. Chan Living Trust. This amount also includes 280,000 shares held by a trust benefiting Michael Y.J. Chan. Mee Sim Lee, Sung Kook Kim and Myong Shin Kim are trustees of the above-mentioned trust. David, Edward and Michael Chan are sons of Fred S.L. Chan and Annie M.H. Chan. This amount does not include shares held in trust for the benefit of Edward Y.C. Chan and shares held in trust for the benefit of David Y.W. Chan, adult children who do not reside with the Chans. This amount also includes

1,000,000 shares held by Annie M.H. Chan, which are subject to forward sales contracts as to which Ms. Chan has voting, but not dispositive power. Includes options exercisable within 60 days of March 15, 2004 held by Mr. Chan to purchase 511,667 shares of the Company’s common stock.

(3)	The Schedule 13G filed by Barclays Global Investors, NA with the SEC on February 17, 2004 indicates that Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Bank PLC and Barclays Capital Securities Limited collectively have sole power to direct the voting and disposition of 2,944,450 shares. The shares reported are held in trust accounts for the economic benefit of the beneficiaries of those accounts.

(4)	Includes 280,000 shares held by entities affiliated with certain director as described in Note (2).

Item 13.	Certain Relationships and Related Transactions

Transactions with Management and Others

      The Company has entered into indemnification agreements with the Company’s directors and certain officers for the indemnification of and advancement of expenses to these persons to the fullest extent permitted by law. The Company also intends to enter into these agreements with the Company’s future directors and certain future officers.

      Pursuant to the Company’s articles of incorporation, bylaws and the Company’s indemnification agreements with its officers and directors, the Company is obligated to indemnify and advance expenses of its officers and directors under certain circumstances to the fullest extent permitted by California law. After the Company revised its revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of its common stock, purporting to represent the corporation, brought derivative suits against the Company as a nominal defendant and certain of the Company’s officers and directors. These actions have been consolidated and are proceeding as a single action entitled “ESS Cases.” In connection with the ESS Cases, during fiscal 2003, the Company paid an aggregate of $529,059 for joint expenses, as to which there has been no allocation of expenses among defendants.

      Except as set forth above, in fiscal year 2003, the Company has not been a party to any transaction exceeding $60,000 in value with any of the Company’s directors, nominees for election as a director, executive officers, holders of more than 5% of the Company’s common stock or any member of the immediate family of any such persons, other than normal compensation arrangements that are described in Item 11 of this Report.

Certain Business Relationships

      Fred S.L. Chan, the Company’s Chairman of the Board, beneficially owns approximately 39% of the outstanding shares of Vialta, the former majority-owned subsidiary of the Company. Mr. Chan currently serves as Vialta’s Chairman of the Board of Directors. Each company pays Mr. Chan a base salary separately.

      Under existing relationships between ESS and Vialta, for the sale of certain ESS products, the rental of certain ESS real estate properties, and the provision of certain services, ESS charged Vialta a total of $1.7 million, net of miscellaneous charges from Vialta, in fiscal year 2003.

Item 14.	Principal Accountant Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

      The following table lists the aggregate fees paid for professional services rendered by PricewaterhouseCoopers LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” for the last two fiscal years. Certain amounts for the fiscal year 2002 have been reclassified to conform to the 2003 presentation.

	Fiscal Year	Fiscal Year
	2003	2002

Audit Fees	$379,950	$400,000
Audit-Related fees	$365,750	—
Tax Fees:
Tax compliance/preparation	$783,265	$535,620
Other tax services	$78,200	$325,000

Total Tax Fees	$861,465	$860,620
All Other Fees	$2,220	—

Total	$1,609,385	$1,260,620

Audit Fees

      The audit fees for the years ended December 31, 2003 and 2002, respectively, were for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years 2003 and 2002, and for reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of the fiscal years 2003 and 2002.

Audit-Related Fees

      The audit-related fees for the years ended December 31, 2003 and 2002, respectively, were for services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include due diligence and accounting consultations in connection with mergers and acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees

      The tax fees for the years ended December 31, 2003 and 2002, respectively, were for tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for assistance in the preparation of ESS’ international, U.S. federal, state and local tax returns, tax audits and appeals, and transfer pricing documentation. Other tax services consist of tax advice related to mergers and acquisitions and restructuring of foreign corporations.

All Other Fees

      Other fees for the years ended December 31, 2003 were for subscription fees for the GAAP and GAAS rule related updates.

      The Audit Committee of the Board has considered whether the provision by PricewaterhouseCoopers LLP of the non-audit services listed above is compatible with maintaining PricewaterhouseCoopers LLP’s independence. The Audit Committee has determined that the provision of the non-audit services by PricewaterhouseCoopers LLP is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Policy on Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditors consistent with applicable SEC rules. In general, the policy provides that (1) the pre-approval request must be detailed as to the particular services to be provided, (2) the Audit Committee must be informed about each service, and (3) the pre-approval may not result in a delegation of the Audit Committee’s responsibilities to the management of ESS. Pre-approval is generally provided for up to one year. The independent auditors are prohibited from performing SEC prohibited non-audit services, including any management functions. Under the policy, prior to the engagement of the independent auditors for the next year’s audit, management and the independent auditors jointly submit a breakdown of services expected to be rendered during that year for each of the four categories of services described above, as well as the anticipated fees for such services, to the Audit Committee for approval. Prior to engagement, the Audit Committee pre-approves these services and fees. The fees are budgeted and the Audit Committee receives periodic reports from management and the independent auditors on actual fees versus the budget by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated is required to report, for informational purposes, any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(3) Exhibits

      The exhibit index below lists the exhibits that are filed as part of this amendment.

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESS TECHNOLOGY, INC.
(Registrant)

By:	/s/ ROBERT L. BLAIR

Robert L. Blair
President and Chief Executive Officer

Date: April 29, 2004

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.