Form 10-Q
period 2004-03-31
ESS TECHNOLOGY INC
filed 2004-05-10
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004.

OR

☐	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: to

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

Yes   ☒    No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒    No   ☐

     As of April 28, 2004 the registrant had 39,367,511 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
	(In thousands)
ASSETS
Cash and cash equivalents	$58,011	$98,938
Short-term investments	84,001	65,908
Accounts receivable, net	45,451	57,393
Related party receivable — Vialta	314	281
Inventories	51,630	33,546
Prepaid expenses and other current assets	2,529	2,959

Total current assets	241,936	259,025
Property, plant and equipment, net	24,330	24,629
Goodwill	43,789	43,789
Other intangible assets, net	10,274	11,510
Other assets	17,979	13,640

Total assets	$338,308	$352,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$66,660	$84,414
Income tax payable and deferred income taxes	29,442	29,390

Total current liabilities	96,102	113,804
Non-current deferred tax liability	11,250	11,708

Total liabilities	107,352	125,512

Commitments and contingencies (Note 14) Shareholders’ equity:
Common stock	176,398	175,546
Accumulated other comprehensive income (Note 7)	645	929
Retained earnings	53,913	50,606

Total shareholders’ equity	230,956	227,081

Total liabilities and shareholders’ equity	$338,308	$352,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data )
Net revenues	$76,406	$33,147
Net revenues from related party — Vialta	339	4

Total net revenues	76,745	33,151
Cost of revenues	53,332	23,376

Gross profit	23,413	9,775
Operating expenses:
Research and development	9,293	6,256
Selling, general and administrative	11,742	6,674

Operating income (loss)	2,378	(3,155)
Non-operating income, net	1,162	944

Income (loss) before income taxes	3,540	(2,211)
Provision for (benefit from) income taxes	233	(98)

Net income (loss)	$3,307	$(2,113)

Net income (loss) per share:
Basic	$0.08	$(0.05)

Diluted	$0.08	$(0.05)

Shares used in calculating net income (loss) per share:
Basic	39,305	41,662

Diluted	42,657	41,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,307	$(2,113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,567	907
(Gain) from sale of investments	—	(32)
Write-down of investments	—	350
Non-employee stock options	66	—
Changes in assets and liabilities:
Accounts receivable, net	11,942	1,483
Related party receivable — Vialta	(33)	20
Inventories	(18,084)	3,069
Prepaid expenses and other assets	662	91
Accounts payable and accrued expenses	(17,754)	(1,708)
Related party payable — Vialta	—	1
Income tax payable and deferred income taxes	(232)	(137)

Net cash provided by (used in) operating activities	(17,559)	1,931

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,032)	(2,192)
Purchase of short-term investments	(24,924)	(16,570)
Sale of short-term investments	6,802	7,578
Purchase of long-term investments	(5,000)	(5,000)

Net cash used in investing activities	(24,154)	(16,184)

Cash flows from financing activities:
Repurchase of common stock	—	(24,431)
Issuance of common stock under employee stock purchase plan and stock option plans	786	248

Net cash provided by (used in) financing activities	786	(24,183)

Net decrease in cash and cash equivalents	(40,927)	(38,436)

Cash and cash equivalents at beginning of period	98,938	138,072

Cash and cash equivalents at end of period	$58,011	$99,636

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(460)	$(40)
Cash refund for income taxes	$25	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS

     We are a leading designer, developer and marketer of highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers, and camera lens modules. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), digital cameras, digital camcorders, consumer digital audio players, and digital media players. Our imaging chips utilize advanced Complimentary Metal Oxide Semiconductor (“CMOS”) sensor technology to capture an image for digital still cameras and cellular camera phone applications. Our camera lens modules are made up of a lens, image sensor chip, housing and flex cable necessary to provide camera capabilities to electronic devices such as cellular phones and Personal Digital Assistants (“PDAs”). Our digital amplifiers boost the digital sound to a level required to drive loudspeakers, in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and television sets. We have also developed encoding processors to address the growing demand for digital video recorders (“DVRs”), recordable DVD players, digital still cameras and digital camcorders. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, other communication devices, and PC audio products. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations. The terms “Company,” “we,” “us,” “our,” and similar terms refer to ESS Technology, Inc. and its subsidiaries, unless the context otherwise requires.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in Hong Kong, Taiwan, China, the Czech Republic, Korea, Japan and Singapore. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenue. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See Item 2, “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

     We were incorporated in California in 1984 and became a public company in 1995. Effective August 21, 2001, we spun off our majority-owned subsidiary, Vialta, Inc., which was established in April 1999. See Note 12, “Related Party Transactions with Vialta, Inc.” On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”). On August 15, 2003, we acquired 100% of the outstanding shares of Divio, Inc., a California corporation (“Divio”). See Note 3, “Significant Business Combinations.”

NOTE 2. BASIS OF PRESENTATION

     Our interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as, the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2003 included in our annual reports on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

     The condensed consolidated financial statements include the financial statements of ESS Technology, Inc. and all of its subsidiaries. The financial condition and results of operations for the three months ended March 31, 2004 and 2003 include the results of acquired subsidiaries from the effective date of their respective acquisitions. All significant intercompany transactions and balances are eliminated in consolidation.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

     Revenue is primarily generated by product sales and is generally recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return and allowance, in which case, revenue is deferred until such distributor resells the products to a third party. Such deferred revenues related to distributor sales, net of deferred cost of goods sold are included in. See Note 4, “Balance Sheet Components,” “Account Payable and Accrued Expenses.”

     We provide for rebates based on current contractual terms and future returns based on historical experiences at the time revenue is recognized as reductions to product revenue. Actual amounts may be different from management’s estimates. Such differences, if any, are recorded in the period they become known.

     Income from MediaTek Incorporation (“MediaTek”) royalties for the sale of products utilizing licensed technology is reported as revenue based on the number of units sold as reported to us by MediaTek.

Reclassifications

     Certain comparative amounts have been reclassified to conform with current period presentations.

Stock-based compensation

     We account for stock-based compensation, including stock options granted under our various stock option plans and shares issued under the 1995 Employee Stock Purchase Plan (“Purchase Plan”), using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting periods. Our policy is to grant options under our stock option plans with an exercise price equal to the fair market value of our common stock based on the closing price on the grant date, except as otherwise provided by law. Our policy is to grant purchase options under the Purchase Plan with a purchase price equal to 85% of the lesser of the fair market value of the common stock on the enrollment date or on the purchase date. The enrollment date is on the first business day of May and November of each year. Unless otherwise specified, the purchase dates under the Purchase Plan are on the last business date of April or October. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS No. 123.”

     The Purchase Plan, permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan, provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. As of March 31, 2004, 813,267 shares have been issued under the Purchase Plan.

     Our reported net income (loss) and pro forma net income (loss) would have been as follows had compensation costs for options granted under our stock option plans and shares purchased under our Purchase Plan been determined based on the fair value at the grant dates, as prescribed in SFAS 123. The fair value of each option granted under our stock option plans is estimated on the date of grant.

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net income (loss):
As reported	$3,307	$(2,113)
Stock-based compensation expense included in reported net income (loss)	66	—
Stock-based compensation expense determined under fair value based method, net of tax	(3,305)	(2,386)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Pro forma net income (loss)	$68	$(4,499)

Net income (loss) per share — basic:
As reported	$0.08	$(0.05)
Pro forma	$0.00	$(0.11)
Net income (loss) per share — diluted:
As reported	$0.08	$(0.05)
Pro forma	$0.00	$(0.11)

     Because additional option grants are expected to be made from our stock option plans and additional shares are expected to be purchased under the Purchase Plan periodically, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future periods.

NOTE 3. SIGNIFICANT BUSINESS COMBINATIONS

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

     We allocated the purchase price of $27.1 million and $3.1 million of legal, other professional expenses and other costs directly associated with the acquisition as follows, based on management’s estimates and appraisal:

Purchase Price Allocation	Amounts
(In thousands)
Tangible assets	$1,661
Identifiable intangible assets	6,310
Goodwill	23,535

Total assets acquired	31,506
Deferred tax liabilities	(2,587)

Net assets acquired	28,919
In-process research and development	1,270

Total consideration	$30,189

     The following table lists the components of $6.3 million identifiable intangible assets and their respective useful lives:

Identifiable Intangible Assets	Estimated Fair Value	Estimated Life
	(In thousands)
Existing technology	$4,790	3 years
Patents and core technology	820	3 years
Customer contacts and related relationships	510	3 years
Partner agreements and related relationships.	110	3 years
Order backlog	80	3 months

Total identifiable intangible assets	$6,310

     Amortization expenses related to those identifiable intangible assets were $519,000 for the three months ended March 31, 2004. The following table summarizes the annual amortization expenses through 2006:

Amortization Expenses for
Year Ending December 31,	Amounts
(In thousands)
2003	$858
2004	2,077
2005	2,077

Amortization Expenses for
Year Ending December 31,	Amounts
(In thousands)
2006	1,298

Total	$6,310

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

     The following table lists the components of $7.9 million identifiable intangible assets and their respective useful lives:

Identifiable Intangible Assets	Estimated Fair Value	Estimated Life
	(In thousands)
Existing technology	$3,600	3 years
Patents and core technology	1,800	3 years
Customer relationships	1,080	3 years
Distributor relationships	90	2 years
Foundry agreement	930	2 years
Order backlog	350	6 months

Total identifiable intangible assets	$7,850

     Amortization expenses related to these identifiable intangible assets were $668,000 for the three months ended March 31, 2004. The following table summarizes the annual amortization expenses through 2006:

Amortization Expenses for
Year Ending December 31,	Amounts
(In thousands)
2003	$1,841
2004	2,670
2005	2,385
2006	954

Total	$7,850

     Summarized below are our unaudited pro forma results, reflecting the results of the Pictos and Divio acquisitions had they been consolidated from January 1, 2003. Adjustments have been made for the estimated increases in amortization of intangibles, amortization of stock-based compensation and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring.

Three Months Ended March 31, 2003
(In thousands, except per share data)
Total revenues	$35,075
Operating income (loss)	$(11,907)
Net income	$(11,173)
Net income per share:
Basic	$(0.27)
Diluted	$(0.27)

     The above amounts are based upon certain assumptions and estimates, which we believe are reasonable, and they do not reflect any potential benefit from the economy of size, which may result from our combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the period indicated or of future results of operations of the combined companies.

NOTE 4. BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2004	2003
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$29,197	$27,318
U.S. government and corporate debt securities	28,814	71,620

	$58,011	$98,938

Short-term investments:
U.S. government and corporate debt securities	$84,001	$65,908

Accounts receivable, net:
Accounts receivable	$46,441	$58,383
Less: Allowance for doubtful accounts	(990)	(990)

	$45,451	$57,393

Inventories:
Raw materials	$4,036	$1,735
Work-in-process	15,394	9,516
Finished goods	32,200	22,295

	$51,630	$33,546

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	24,409	24,139
Machinery and equipment	35,096	34,406
Furniture and fixtures	18,826	18,754

	81,191	80,159
Less: Accumulated depreciation and amortization	(56,861)	(55,530)

	$24,330	$24,629

     Depreciation expenses were approximately $1.3 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively.

	March 31,	December 31,
	2004	2003
	(In thousands)
Other assets:
Investments — Best Elite (Note 6)	$10,000	$5,000
Investments — other	3,647	4,076
Other	4,332	4,564

	$17,979	$13,640

Accounts payable and accrued expenses:
Accounts payable	$27,419	$47,672
Accrued compensation costs	7,449	6,887
Accrued commission and royalties	9,161	12,290

	March 31,	December 31,
	2004	2003
	(In thousands)
Deferred revenue related to distributor sales, net of deferred cost of goods sold	10,805	8,229
Other accrued liabilities	11,826	9,336

	$66,660	$84,414

     We include warranty reserve under other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table shows the details of the product warranty accrual, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Beginning balance	$800	$550
Accruals for warranties issued during the period	23	121
Settlements made during the period	(71)	(121)

Ending balance	$752	$550

NOTE 5. MARKETABLE SECURITIES

     The amortized costs and estimated fair value of securities available-for-sale as of March 31, 2004 and December 31, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2004	Cost	Gains	Loss	Value
		(In thousands)
Money market accounts	$414	$—	$—	$414
Municipal bonds	47,569	13	—	47,582
Corporate debt securities	34,224	2	(76)	34,150
Corporate equity securities	2,627	1,020	—	3,647
Government agency bonds	31,000	84	(2)	31,082

Total available-for-sale	$115,834	$1,119	$(78)	$116,875

Cash Equivalents				$29,227
Short-term marketable securities				84,001
Long-term marketable securities				3,647

				$116,875

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2003	Cost	Gains	(Loss)	Fair Value
		(In thousands)
Money market accounts	$10,486	$—	$—	$10,486
Municipal bonds	64,120	26	—	64,146
Corporate debt securities	62,575	24	(21)	62,578
Corporate equity securities	1,310	1,618	—	2,928
Government agency bonds	10,784	20	—	10,804

Total available-for-sale	$149,275	$1,688	$(21)	$150,942

Cash Equivalents				$82,106
Short-term marketable securities				65,908
Long-term marketable securities				2,928

				$150,942

     The contractual maturities of debt securities classified as available-for-sale as of March 31, 2004 regardless of the consolidated balance sheet classification are as follows:

March 31, 2004	Estimated Fair Value
(In thousands)
Maturing 90 days or less from purchase	$28,813
Maturing between 90 days and one year from purchase	45,547
Maturing more than one year from purchase	38,454

Total available-for-sale debt securities	$112,814

     Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the three months ended March 31, 2004 and 2003 were not material to our financial position or results of operations.

NOTE 6. INVESTMENTS

Best Elite International Limited

     In January 2003, we acquired 4,545,400 shares of Convertible Non-Cumulative Preference Series B shares of Best Elite International Limited (“Best Elite”) for approximately $5,000,000 in cash. In January 2004, we acquired an additional 4,545,455 shares of Convertible Non-Cumulative Preference Series B-1 of Best Elite for approximately $5,000,000 in cash, on the same terms and price as the initial investment. Our investments represent less than a 1.3% equity interest in Best Elite on a fully diluted basis. The investments were recorded using the cost method of accounting. Best Elite was organized under the laws of the British Virgin Islands as an investment vehicle for the purpose of establishing a foundry in Mainland China.

NOTE 7. OTHER COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income and the change in unrealized gain (loss) on marketable securities. Total comprehensive income was $3.0 million for the three months ended March 31, 2004 and total comprehensive loss was $2.3 million for the three months ended March 31, 2003. The following table reconciles net income (loss) to comprehensive income (loss) for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net income (loss)	$3,307	$(2,113)
Change in unrealized loss on marketable equity securities	(284)	(210)

Total comprehensive income (loss)	$3,023	$(2,323)

NOTE 8. NON-OPERATING INCOME (LOSS), NET

     The following table lists the major components of non-operating income (loss) for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Interest income	$599	$781
Write-down of investments	—	(350)
Vialta rental income	124	463
Other	439	50

Total non-operating income (loss)	$1,162	$944

NOTE 9. INCOME TAXES

     Our effective tax rate was 6.5% for the three months ended March 31, 2004 compared to 5% effective tax rate for the three months ended March 31, 2003. The principal reason for the increase in our tax rate from our historic effective tax rate of 5% is the change in geographic segmentation of income as a result of the mix of new products. The 6.5% tax rate for the current quarter and 5% tax rate for the three months ended March 31, 2003 is lower than the statutory federal rate primarily due to the lower foreign tax rate on earnings from our foreign subsidiaries, which are considered to be permanently reinvested.

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

	Three Months Ended March 31,
	2004			2003
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
			(In thousands, except per share amounts)
Basic EPS	$3,307	39,305	$0.08	$(2,113)	41,662	$(0.05)
Effects of dilutive securities:
Stock options	—	3,352	—	—	—	—

Diluted EPS	$3,307	42,657	$0.08	$(2,113)	41,662	$(0.05)

     For the three months ended March 31, 2004 and 2003, there were options to purchase approximately 1,093,277 and 7,264,381 shares, respectively, of common stock with exercise prices greater than the average market value of such common stock during the period. These options were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

NOTE 11. BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF CERTAIN RISKS

Business Segment

     We operate in one reportable business segment: the semiconductor segment. We design, develop, support and market highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers and camera lens modules.

     The following table summarizes revenues for the three months ended March 31, 2004 and 2003 by major product category:

	Three Months Ended
	March 31,
	2004	2003
DVD	46%	42%
VCD	28%	50%
Digital imaging	14%	—%
Recordable products	4%	—%
Royalty	6%	—%
Other	2%	8%

Total	100%	100%

     DVD revenue includes revenue from sales of DVD decoder chips. VCD revenue includes revenue from sales of VCD and SVCD chips. Digital imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules. Recordable revenue includes revenue from sales of integrated encoder and decoder chipsets. Royalty revenue consists of MediaTek royalty payments.

MediaTek Settlement

     On June 11, 2003, we entered into a License Agreement and Mutual Release (the “Settlement Agreement”) with MediaTek Incorporation relating to a copyright infringement lawsuit. Under the terms of the Settlement Agreement, both parties terminated all claims against each other and MediaTek received a non-exclusive worldwide license of our proprietary DVD user interface and other key DVD software. Under the Settlement Agreement, MediaTek paid us a one-time license fee of $45.0 million related to sales of certain DVD products and is required to pay ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. The maximum total payments under the Settlement Agreement are $90.0 million. Income from MediaTek royalty payments resulting from future sales of products utilizing the licensed technology is reported as revenues based on the number of units sold. During the three months ended March 31, 2004, $5.0 million in revenues were recognized from MediaTek royalty payments.

Significant Customer

     We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. During the quarter ended March 31, 2004, in addition to Dynax Electronics as described below, one customer accounted for 11% of net revenues. During the quarter ended March 31, 2003, except for Dynax Electronics, no other single customer accounted for more than 10% of net revenues.

Transactions With Dynax Electronics

     We also sell our products through distributors. Dynax Electronics (HK) LTD (“Dynax Electronics”) is our largest distributor. We work directly with many of our customers in Hong Kong and China on product design and development; however, whenever one of these customers buys our products, the order is processed through Dynax Electronics, which functions much like a trading company. Dynax Electronics manages the order processing, arranges shipment into China and Hong Kong, manages the letters of credit, and provides credit and collection expertise and services. The title and risk of loss for the inventories are transferred to Dynax Electronics upon ESS shipment of inventories to Dynax Electronics; Dynax Electronics is legally responsible to pay our invoices regardless of when the inventories are sold to end-customers. Revenues on sales to Dynax Electronics are deferred until Dynax Electronics sells the products to end-customers.

     The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through Dynax Electronics:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2003	2003	2003	2003
		(In thousands, except percentage data)
Net revenues	$76,745	$82,868	$48,243	$31,011	$33,151
Net revenues from Dynax Electronics	$37,347	$48,673	$30,118	$21,318	$22,592
Percentage of net revenues from Dynax Electronics	49%	59%	62%	69%	68%

     The following table summarizes percentage of our trade accounts receivable from Dynax Electronics during each of the periods presented:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2003	2003	2003	2003
		(In thousands, except percentage data)
Trade accounts receivable	$46,488	$58,322	$39,734	$31,350	$28,041
Trade accounts receivable from Dynax Electronics	$24,289	$36,605	$30,866	$22,330	$22,408

	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2003	2003	2003	2003
		(In thousands, except percentage data)
Percentage of trade accounts receivable from Dynax Electronics	52%	63%	78%	71%	80%

     During the quarters ended March 31, 2004 and 2003, except for Dynax Electronics, no other single customer accounted for more than 10% of trade accounts receivable.

NOTE 12. RELATED PARTY TRANSACTIONS WITH VIALTA, INC.

     In connection with the spin-off of Vialta in August 2001, we entered into a Master Distribution Agreement that outlines the general terms and conditions of the distribution and a number of ancillary agreements that govern the various relationships between Vialta and us following the spin-off. The spin-off agreements, which include the Master Distribution Agreement and its ancillary agreements, consisting of the Master Technology Ownership and License Agreement, the Employee Matters Agreement, the Tax Sharing and Indemnity Agreement, the Real Estate Matters Agreement, the Master Confidential Disclosure Agreement and the Master Transitional Services Agreement, provide for contractual obligations between the parties that are not expected to have any material impact on our revenues, operating results or cash flows.

     The Master Technology Ownership and License Agreement supersedes the prior Intellectual Property and Research and Development Agreements between Vialta and us and allocates ownership rights generally along our product lines and those of Vialta. In the Master Technology Ownership and License Agreement, we acknowledge Vialta’s exclusive ownership of specific technology and trademarks related to Vialta’s products. Vialta has unrestricted rights to use the assigned technology and related trademarks that Vialta solely owns. The Master Technology Ownership and License Agreement does not obligate either Vialta or ESS to provide to the other improvements that it makes to its own technology.

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

     The Real Estate Matters Agreement addresses matters relating to the properties we lease to Vialta, including the Fremont facility, which currently serves as the corporate headquarters of Vialta. On July 1, 2003, we entered into the First Amendment to the Amended and Restated Commercial Lease Agreement with Vialta to reduce the size of the Fremont facility subject to the lease and adjust the rental amount. To rent the Fremont facility pursuant to the amendment, effective July 1, 2003, Vialta pays us approximately $312,000 per year, payable in monthly installments of approximately $26,000, excluding property insurance and property electronics.

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

     The following is a summary of major transactions between Vialta and us for the periods presented:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Selling, general, administrative and other services provided to Vialta, net of charges from Vialta	$6	$30
Lease charges to Vialta under Real Estate Matters Agreement	124	463
Chip purchases by Vialta	339	4

Total charges to Vialta, net of charges from Vialta	$469	$497

     We record in our Statements of Operation as an offset to our applicable operating expenses the fees we charge Vialta for the selling, general administrative and other services we provide Vialta pursuant to the Master Transitional Services Agreement. We record in our Statements of Operations as non-operating income the rent we charge Vialta pursuant to the Real Estate Matters Agreement and related agreements. Charges for product purchases by Vialta are recorded in our Statements of Operations under Net revenues from related party — Vialta.

     Fred S.L. Chan, our Chairman of Board of Directors, also serves as the Chairman of the Board for Vialta. Each company compensates Fred S.L. Chan separately.

NOTE 13. SHAREHOLDERS’ EQUITY

Stock Repurchase

     The following is a summary of stock repurchase for the three months ended March 31, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Programs	Programs (1) (2)
January 1, 2004 – January 31, 2004	—	—	—	5,202,000
February 1, 2004 – February 29, 2004	—	—	—	5,202,000
March 1, 2004 – March 31, 2004	—	—	—	5,202,000

Total	—	—	—

(1)	We announced on August 8, 2002, that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of March 31, 2004, we have approximately 202,000 shares available for repurchase under this program.

(2)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of March 31, 2004, we had an aggregate 5.0 million shares available for repurchase under this program.

NOTE 14. COMMITMENTS AND CONTINGENCIES

     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, as of March 31, 2004.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (2)
			(In thousands)
Operating Lease Obligations	$4,404	$3,154	$1,142	$108	—
Purchase Obligations (1)	57,924	57,924	—	—	—

Total	$62,328	$61,078	$1,142	$108	—

(1)	Includes approximately $57.3 million under our noncancelable inventory purchase commitments as of March 31, 2004. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of March 31, 2004, commitments under these arrangements totaled $0.6 million.

(2)	There are no material contractual obligations extending beyond 2006.

     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.

     From time to time, we are subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights and other claims arising out of the ordinary course of business. Further, we are currently engaged in certain shareholder class action and derivative lawsuits. We intend to defend these suits vigorously and we may incur substantial expenses in litigating claims against third parties and defending against existing and future third-party claims that may arise. In the event of a determination adverse to us, we may incur substantial monetary liability and be required to change our business practices. Either of these results could have a material adverse effect on our financial position, results of operations and cash flows. See Part II, Item 1, “Legal Proceedings.”

     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of March 31, 2004.

     We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors and officers’ insurance policy that may reduce our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Agreements entered into prior to December 31, 2002 were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others — an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.”

NOTE 15. CREDIT FACILITY

     We have a $10.0 million unsecured line of credit with a bank, which will expire on June 5, 2006. Under the terms of the agreement, we may borrow at a fixed per annum rate of LIBOR plus 1.5% or prime rate. The line of credit requires us to achieve certain financial ratios and operating results. As of March 31, 2004, we were in compliance with the borrowing criteria and had $10.0 million of borrowing capability under this line of credit. There were no borrowings under this line of credit as of March 31, 2004.

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earning per share by a company that has issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We are currently evaluating the effect of adopting EITF 03-06 on our results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, in “Factors that May Affect Future Results” below and elsewhere in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning the future of our industry, our product development, our business strategy, our future acquisitions, the continued acceptance and growth of our products, and our dependence on significant customers and distributors. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors including those discussed in “Factors that May Affect Future Results” below and elsewhere in this Report. In some cases, these statements can be identified by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” other similar words or the negative of such words. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, they may be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by us or any other person that the results or conditions described in such statements will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “Company,” “we,” “us,” “our,” and similar terms refer to ESS Technology, Inc. and its subsidiaries, unless the context otherwise requires.

     This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Report and the audited consolidated financial statements and notes thereto in our annual report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

     Our interim condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories and Inventory Reserves

•	Goodwill and Other Intangible Assets

•	Impairment of Long-lived Assets

•	Income Taxes

•	Legal Contingencies

     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also cases in which management’s judgment is required in selecting appropriate accounting treatment among available alternatives under GAAP. Our management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See notes to condensed consolidated financial statements in Part I, Item 1 of this Report for additional information regarding our accounting policies and other disclosures required by GAAP.

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

     Income from MediaTek royalties for the sale of products utilizing technology licensed from us is reported as revenue based on the number of units sold as reported to us by MediaTek.

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

Goodwill and Other Intangible Assets

     Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the accounting that must be applied to goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill no longer be amortized, and instead, be tested for impairment at the reporting unit level at least annually. We completed an annual impairment test in the fourth quarter of 2003, and determined that goodwill was not impaired.

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

U.S. deferred income taxes are not provided on all un-remitted earnings of our foreign subsidiaries as such earnings are considered permanently reinvested. Assumptions underlying recognition of deferred tax assets and non-recognition of U.S. income tax on un-remitted earnings can change if our business plan is not achieved or if Congress adopts changes in the Internal Revenue Code of 1986, as amended.

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

Recently Issued Accounting Pronouncements

     See Note 16 to our condensed consolidated financial statements in Item 1 for disclosure of the recently issued accounting pronouncements that may impact our financial statements in the future.

EXECUTIVE OVERVIEW

     We are a leading designer, developer and marketer of highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers and camera lens modules. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), digital cameras, digital camcorders, consumer digital audio players and digital media players. Our imaging chips utilize advanced Complimentary Metal Oxide Semiconductor (“CMOS”) sensor technology to capture an image for digital still cameras and cellular camera phone applications. Our camera lens modules are made up of a lens, image sensor chip, housing and flex cable necessary to provide camera capabilities to electronic devices such as cellular phones and Personal Digital Assistants (“PDAs”). Our digital amplifiers boost the digital sound to a level required to drive loudspeakers, in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and television sets. We have also developed encoding processors to address the growing demand for digital video recorders (“DVRs”), recordable DVD players, digital still cameras and digital camcorders. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, other communication devices and PC audio products. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in Hong Kong, Taiwan, China, the Czech Republic, Korea, Japan and Singapore. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenue. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

     We were incorporated in California in 1984 and became a public company in 1995. Effective August 21, 2001, we spun off our majority-owned subsidiary, Vialta, Inc., which was established in April 1999. See Item 1, Note 12, “Related Party Transactions with Vialta, Inc.” On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”). On August 15, 2003, we acquired 100% of the outstanding shares of Divio, Inc., a California corporation (“Divio”). See Item 1, Note 3, “Significant Business Combinations.”

     Our net income for the first quarter of 2004 was $3.3 million, compared to net loss of $2.1 million for the first quarter of 2003 and net income of $8.8 million for the fourth quarter of 2003. The results for this quarter reflect our continued improved market share in the mainstream DVD player market due to our new DVD products and our successful expansion into the digital imaging market. The market for cameraphones, which is a popular application for our digital imaging products, is expected to grow. Looking forward, we believe the digital imaging business will become a greater contributor to both our revenues and profits. In response to the anticipated expansion of this market, we are expanding our resources and making investments in engineering, operations, sales and marketing.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues:

	Three Month Ended March 31,
	2004		2003		% of Change
	(In thousands, except percentage data)
Net revenues	$76,745	100%	$33,151	100%	131.5%
Cost of revenues	53,332	69.5	23,376	70.5	128.1%

Gross margin	23,413	30.5	9,775	29.5	139.5%
Operating expenses:
Research and development	9,293	12.1	6,256	18.9	48.5%
Selling, general and administrative	11,742	15.3	6,674	20.1	75.9%

Operating income (loss)	2,378	3.1	(3,155)	(9.5)	175.4%
Non-operating income, net	1,162	1.5	944	2.8	23.1%

Income (loss) before income taxes	3,540	4.6	(2,211)	(6.7)	260.1%
Provision for (benefit from) income taxes	233	0.3	(98)	(0.3)	337.8%

Net Income (loss)	$3,307	4.3%	$(2,113)	(6.4)%	256.5%

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

Net Revenues

     Net revenues were $76.7 million for the three months ended March 31, 2004, an increase of $43.6 million, or 131.5%, compared to $33.2 million for the three months ended March 31, 2003, primarily due to the increases in DVD, VCD, digital imaging, recordable products and royalty revenues, partially offset by the decrease in other products.

     The following table summarizes revenues by our major product category:

	Three Months Ended March 31,		Q1 04 Over Q1 03
	2004	2003	% of Change
DVD	46%	42%	156.6%
VCD	28%	50%	27.8%
Digital imaging	14%	—	—
Recordable products	4%	—	12026.1%
Royalty	6%	—	—
Other	2%	8%	(40.5)%

Total	100%	100%	131.5%

     DVD revenue includes revenue from sales of DVD decoder chips. DVD revenue was $35.7 million for the three months ended March 31, 2004, an increase of $21.8 million, or 156.6%, from revenue of $13.9 million for the three months ended March 31, 2003, primarily due to higher unit sales, especially of the newly developed Vibratto II products, and slightly higher overall average selling price (“ASP”). For the three months ended March 31, 2004, unit sales increased by 125.1% and ASP increased by 14.0% from the three months ended March 31, 2003.

     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $21.1 million for the three months ended March 31, 2004, an increase of $4.6 million, or 27.8%, from revenue of $16.5 million for the three months ended March 31, 2003, primarily due to higher unit sales, partially offset by lower ASP. For the three months ended March 31, 2004, unit sales increased by 40.5% whereas ASP decreased by 9.0% from the three months ended March 31, 2003.

     Digital imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules, which are new product lines we acquired through Pictos in June 2003. Digital imaging product revenue was $10.5 million for the three months ended March 31, 2004. Unit sales of this product line have steadily increased in the past three quarters.

     Recordable revenue includes revenue from sales of integrated encoder and decoder chips, and encoder and decoder chips sold together as a chipset. Recordable revenue was $2.8 million for the three months ended March 31, 2004, an increase of $2.8 million, or 12,026.1%, from revenue of $23 thousand for the three months ended March 31, 2003, primarily due to higher unit sales. We introduced our Recordable products to the market during the first quarter of 2003.

     Royalty revenue consist of MediaTek royalty payments. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek is obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. Royalty revenue was $5.0 million for the three months ended March 31, 2004.

     Other revenue includes revenue from PC Audio, communication, consumer digital media and others. Other revenue was $1.6 million for the three months ended March 31, 2004, a decrease of $1.1 million, or 40.5%, from revenue of $2.7 million for the three months ended March 31, 2003, primarily due to lower sales volume. For the three months ended March 31, 2004, unit sales decreased by 55% from the three months ended March 31, 2003.

     International revenue accounted for approximately 99% of net revenues for the three months ended March 31, 2004 and 100% for the three months ended March 31, 2003. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the future.

Gross Margin

     Gross profit was $23.4 million, or 30.5% of net revenues, for the three months ended March 31, 2004, compared to $9.8 million, or 29.5% of net revenues, for the three months ended March 31, 2003. Gross profit increased primarily due to increased revenues in DVD and VCD products, and $5.0 million of MediaTek royalty revenue at 100% gross margin, partially offset by a net increase in the provision for excess and obsolete inventories of approximately $2.8 million and a net increase in amortization of purchased intangible assets of approximately $0.7 million. Excess and obsolete reserves provided for during the three months ended March 31, 2004 amounted to $1.5 million, compared to $1.3 million of reserves released during the three months ended March 31, 2003. The released reserves were a result of the sale of products that had previously been fully reserved.

     As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in 2004, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development Expenses

     Research and development expenses were $9.3 million, or 12.1% of net revenue, for the three months ended March 31, 2004 compared to $6.3 million, or 18.9% of net revenue, for the three months ended March 31, 2003. The $3.0 million, or 48.5%, increase in research and development for the three months ended March 31, 2004 was primarily due to the research and development expenses of $2.2 million and $0.9 million from our new subsidiaries Pictos and Divio, respectively.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $11.7 million, or 15.3% of net revenue, for the three months ended March 31, 2004 compared to $6.7 million, or 20.1% of net revenue, for the three months ended March 31, 2003. The $5.1 million, or 75.9%, increase in selling, general and administrative expenses for the three month ended March 31, 2004 was primarily due to $3.1 million increase in legal expenses for royalty related contract agreements, $1.0 million increase in salaries and fringe benefits due to higher headcount and $0.7 million of outside commission due to higher sales. The overall increase in headcount was a result of staff increase in Asia and Pictos and Divio acquisitions in June 2003 and August 2003, respectively.

Non-operating Income, Net

     Net non-operating income was $1.2 million for the three months ended March 31, 2004 compared to $0.9 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, net non-operating income mainly consisted of interest income of $0.6 million, rental income of $0.1 million from Vialta and other income of $0.4 million. For the three months ended March 31, 2003, non-operating income consisted primarily of interest income of $0.8 million, rental income of $0.5 million from Vialta, partially offset by the loss from a $0.4 million write-down of investments.

Provision for (Benefit from) Income Taxes

     Our effective tax rate was 6.5% for the three months ended March 31, 2004 compared to 5% for the three months ended March 31, 2003. The principal reason for the increase in our tax rate from our historic effective tax rate of 5% is the change in geographic segmentation of income as a result of the mix of new products. The 6.5% tax rate for the current quarter and 5% tax rate for the three months ended March 31, 2003 are lower than the statutory federal rate primarily due to the lower foreign tax rate on earnings from our foreign subsidiaries, which are considered to be permanently reinvested.

Net Income (Loss)

     Net income was $3.3 million from the three months ended March 31, 2004 and loss of $2.1 million for the three months ended March 31, 2003. Net income increased by $5.4 million from three months ended March 31, 2004, primarily due to higher sales, royalty income, higher gross margin, partially offset by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At March 31, 2004, we had cash, cash equivalents and short-term investments of $142.0 million and working capital of $145.8 million. At March 31, 2004, we had a $10.0 million unsecured line of credit with a bank, which will expire on June 5, 2006. This line of credit requires us to maintain certain financial ratios and operating results. As of the filing date of this Report, we are in compliance with the borrowing criteria. And as of March 31, 2004, there was no borrowing under this line of credit.

     Net cash used in operating activities was $17.6 million for the three months ended March 31, 2004 and net cash provided by operating activities was $1.9 million for the three months ended March 31, 2003. The net cash used in operating activities for the three months ended March 31, 2004 was primarily attributable to a decrease in accounts payable and accrued expenses of $17.8 million and an increase in inventories of $18.1 million, partially offset by net income of $3.3 million, depreciation and amortization of $2.6 million and a decrease in accounts receivable of $11.9 million. The net cash provided by operating activities for the three months ended March 31, 2003 was primarily attributable to depreciation and amortization of $0.9 million, a write-down of investments of $0.4 million, a decrease in accounts receivable of $1.5 million, a decrease in inventory of $3.1 million, partially offset by net loss of $2.1 million, a decrease in accounts payable and accrued expenses of $1.7 million.

     Net cash used in investing activities was $24.2 million for the three months ended March 31, 2004 and $16.2 million for the three months ended March 31, 2003. The net cash used in investing activities for the three months March 31, 2004 was primarily attributable to the purchase of short-term and long-term investments of $24.9 million and $5.0 million, respectively, and the purchase of property, plant and equipment of $1.0 million, partially offset by proceeds from sales of short-term investments of $6.8 million. The net cash used in investing activities for the three months ended March 31, 2003 was primarily attributable to the purchase of property, plant and equipment of $2.2 million, the purchase of short-term and long-term investments of $16.6 million and $5.0 million, respectively, offset by proceeds from sales of short-term investments of $7.6 million.

     Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2004 and net cash used in financing activities was $24.2 million for the three months ended March 31, 2003. The net cash provided by financing activities for the three months ended March 31, 2004 was attributable to the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $0.8 million. The net cash used in financing activities for the three months ended March 31, 2003 was primarily attributable to cash paid for repurchase of common stock of $24.4 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $0.2 million.

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

     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $3.0 million. We may also use cash to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of March 31, 2004, together with funds expected to be generated by operations, available borrowings under our line of credit and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.

Contractual Obligations, Commitments and Contingencies

     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, as of March 31, 2004.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years(2)
	(In thousands)
Operating Lease Obligations	$4,404	$3,154	$1,142	$108	—
Purchase Obligations (1)	57,924	57,924	—	—	—

Total	$62,328	$61,078	$1,142	$108	—

     (1) Includes approximately $57.3 million under our noncancelable inventory purchase commitments as of March 31, 2004. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of March 31, 2004, commitments under these arrangements totaled $0.6 million.

     (2) There are no material contractual obligations extending beyond 2006.

     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.

     From time to time, we are subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights and other claims arising out of the ordinary course of business. Further, we are currently engaged in certain shareholder class action and derivative lawsuits. We intend to defend these suits vigorously and we may incur substantial expenses in litigating claims against third parties and defending against existing and future third-party claims that may arise. In the event of a determination adverse to us, we may incur substantial monetary liability and be required to change our business practices. Either of these results could have a material adverse effect on our financial position, results of operations and cash flows. See Part II, Item 1, “Legal Proceedings.”

Factors That May Affect Future Results

     Our business is highly dependent on the expansion of the consumer electronics market.

     Our primary focus has been on developing products primarily for the consumer electronics market, including the consumer digital home entertainment market since the second half of 2001. Currently, our sales of video system processor chips to the DVD and VCD (including VCD and SVCD) player markets account for a majority of our net revenues. We expect these products will continue to account for a significant portion of our net revenues for the foreseeable future. Further, we continue to invest in new product lines such as our digital imaging products that also target the consumer electronics market. However, our strategy in this market may not be successful. Given the current economic environment and other consumer electronics products, consumer spending on DVD players and other home electronics may not increase as expected or may even weaken or fall. If the markets for these products and applications decline or fail to develop as expected, or if we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

     Historically, our quarterly operating results have fluctuated significantly. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in a particular future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:

•	Changes in demand for our products;

•	Changes in the mix of products sold and our revenue mix;

•	Charges related to excess inventory;

•	Charges related the net realizable value of inventory;

•	Seasonal customer demand;

•	Increasing pricing pressures and resulting reduction in the ASP of any or all of our products;

•	Gain or loss of significant customers;

•	The cyclical nature of the semiconductor industry;

•	The timing of our and our competitors’ new product announcements and introductions and the market acceptance of new or enhanced versions of our and our customers’ products;

•	The timing of significant customer orders;

•	The “turns” basis of most of our orders, which makes backlog a poor indicator of the next quarter’s revenue;

•	The lead time we normally receive for our orders , which makes it difficult to predict sales until the end of the quarter;

•	Availability and cost of raw materials;

•	Significant increases in expenses associated with the expansion of operations;

•	Availability and cost of foundry capacity;

•	A shift in manufacturing of consumer electronic products away from China; and

•	Loss of key employees which could impact sales or the pace of product development.

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

     DVD and VCD players face significant competition from video-on-demand, VCRs and other video formats. In addition, we expect that the DVD platform for the DHS will face competition from other platforms including set-top-boxes, as well as multi-function game boxes being manufactured and sold by large companies. Some of our competitors may be more diversified than us and supply chips for multiple platforms. A decline in DVD sales may have a disproportionate effect on us as it is currently our most important product line. Any of these competitive factors could reduce our sales and market share and may force us to lower our prices, adversely affecting our business, financial condition and results of operations.

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

     Sales through our largest distributor Dynax Electronics (a Hong Kong based company) were approximately 49% and 68% of our net revenues as of three months ended March 31, 2004 and 2003. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customers. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace Dynax Electronics as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace Dynax Electronics in a timely manner or if a replacement were found that the new distributor would be as effective as Dynax Electronics in generating revenue for us.

Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.

     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended March 31, 2004, sales to our top five end-customers (including end-customers that buy our products from our largest distributor Dynax Electronics) were approximately 41% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

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

     As a result of our recent acquisitions, such as Pictos, we currently purchase custom inventory for certain of our product lines such as image sensor modules for camera enabled cellular phones. This custom inventory is highly tailored to each customer’s specifications. In the event that these customers reduce or cancel their orders for these products, we may not be able to re-sell the custom inventory to any of our other customers. We may also be forced to write off such custom inventory which may result in a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.

     To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. As of March 31, 2004, we had 59 patents granted in the United States. These patents will expire over time commencing in 2008 and ending in 2023. In addition, as of March 31, 2004, we had 15 corresponding foreign patents, which are going to expire over time commencing in 2005 and ending in 2020. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent, as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. Litigation by or against us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a favorable determination for us. Any claim, even if without merit, may require us to spend significant resources to develop non-infringing technology or enter into royalty or cross-licensing arrangements, which may not be available to us on acceptable terms, or at all. We may be required to pay substantial damages or cease the use and sale of infringing products, or both. In general, a successful claim of infringement against us in connection with the use of our technologies could adversely affect our business. For example, if we lose the Townshend modem case, which was discussed in our annual report on the Form 10-K for the period ended December 31, 2003, our results of operations could be significantly harmed. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. In the event of an adverse result in any such litigation our business could be materially harmed.

We have significant international sales and operations that are subject to the special risks of doing business outside the United States.

     Substantially all of our sales are to customers in Hong Kong, Taiwan, China, the Czech Republic, Japan and Singapore. During the three months ended March 31, 2004, sales to customers in Hong Kong, Taiwan and China were in excess of 72% of our net revenues. If our sales in one of these countries or territories, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

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

     The following factors may affect our ability to compete in our highly competitive markets:

•	The timely shipment of our new VCD chip;

•	The price, quality and performance of our products and the products of our competitors;

•	The timing and success of our new product introductions and those of our customers and competitors;

•	The emergence of new multimedia standards;

•	The development of technical innovations;

•	The ability to obtain adequate foundry capacity and sources of raw materials;

•	The rate at which our customers integrate our products into their products;

•	The number and nature of our competitors in a given market; and

•	The protection of our intellectual property rights.

The value of our common stock may be adversely affected by market volatility.

     The price of our common stock fluctuates significantly. Many factors influence the price of our common stock, including:

•	Future announcements concerning us, our competitors or our principal customers, such as quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	The liquidity within the market for our common stock;

•	Sales by our officers, directors, other insiders and large shareholders;

•	Investor perceptions concerning the prospects of our business and the semiconductor industry;

•	Market conditions and investor sentiment affecting market prices of equity securities of high technology companies; and

•	General economic, political and market conditions, such as recessions or international currency fluctuations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to the impact of foreign currency fluctuations, interest rate changes and changes in the market values of our investments.

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

Interest Rate Risks

     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than three years. All of the investments have been classified as available-for-sale, and on March 31, 2004, the fair market value of our investments approximated their costs.

Investment risk

     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors.

Item 4. Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

     We also established a disclosure committee that consists of certain members of our senior management. The disclosure committee, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this Report was being prepared.

     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     After we revised our revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of our common stock, purporting to represent a class of similarly aggrieved shareholders, filed lawsuits against us. The complaints allege that we issued misleading statements regarding our business and failed to disclose material facts during the alleged class period (January 23, 2002 through September 12, 2002). To date, eight putative class action lawsuits have been filed in the United States District Court, Northern District of California. These cases are: Daniel C. Rann v. ESS Technology, Inc., et al. (Case No. C02-4497), filed September 13, 2002; James W. Becker and Randy Bohart v. ESS Technology, Inc., et al. (Case No. C02-4695), filed September 27, 2002; Palmer Fauconnier v. ESS Technology, Inc., et al. (Case No. C02-4734), filed September 30, 2002; Mike Forrestal v. ESS Technology, Inc., et al. (Case No. C02-4739), filed September 30, 2002; Sandy Dorman v. ESS Technology, Inc., et al. (Case No. C02-4732), filed September 30, 2002; Patriot Shipping Corporation v. ESS Technology, Inc., et al. (Case No. C02-4749), filed October 1, 2002; Adam D. Saphier v. ESS Technology, Inc., et al. (Case No. C02-5028), filed October 17, 2002; and Mayer Abramowitz v. ESS Technology, Inc., et al. (Case No. C02-5354), filed on November 7, 2002. These actions have been consolidated and are proceeding as a single action under the caption “In re ESS Technology Securities Litigation.” The plaintiffs are seeking unspecified damages for the class and unspecified costs and expenses. On May 20, 2003, the plaintiffs filed an amended complaint. We filed a motion to dismiss on June 18, 2003, which was granted by the court on October 3, 2003. The plaintiffs were granted leave to amend, and filed their second amended consolidated complaint on November 3, 2003. We filed our second motion to dismiss on December 18, 2003, which the court heard on March 19, 2004. The court issued a tentative ruling granting ESS’ motion to dismiss with prejudice, however as of March 31, 2004, the court had not yet issued a final ruling on the motion. Discovery remains on hold and no trial date has been set.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Programs	Programs (1) (2)
January 1, 2004 – January 31, 2004	—	—	—	5,202,000
February 1, 2004 – February 29, 2004	—	—	—	5,202,000
March 1, 2004 – March 31, 2004	—	—	—	5,202,000

Total	—	—	—

(1) We announced on August 8, 2002, that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of March 31, 2004, we have approximately 202,000 shares available for repurchase under this program.

(2) We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of March 31, 2004, we had an aggregate 5.0 million shares available for repurchase under this program.

Items 3, 4 and 5 are not applicable for the reporting period and have been mitted.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated June 9, 2003, by and among Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2003.
2.2	Agreement and Plan of Merger, dated August 15, 2003, by and among Registrant, Divio Technologies, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2003.
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).
3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.
4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     On February 4, 2004, we furnished a Form 8-K under Item 12 to announce our consolidated financial results for the fourth quarter of fiscal year 2003, attaching unaudited consolidated financial statements for the fourth quarter and fiscal year 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC (Registrant)
Date: May 7, 2004	By:	/s/ Robert L. Blair
Robert L. Blair
President and Chief Executive Officer

Date: May 7, 2004	By:	/s/ James B. Boyd
James B. Boyd
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated June 9, 2003, by and among Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2003.
2.2	Agreement and Plan of Merger, dated August 15, 2003, by and among Registrant, Divio Technologies, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2003.
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).
3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.
4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.