Form 10-Q
period 2004-06-30
ESS TECHNOLOGY INC
filed 2004-08-09
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

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

Yes [X] No [  ]

     As of July 27, 2004 the registrant had 39,503,853 of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ESS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
	(In thousands)
ASSETS
Cash and cash equivalents	$61,123	$98,938
Short-term investments	66,876	65,908
Accounts receivable, net	39,039	57,393
Related party receivable — Vialta	259	281
Inventories	68,724	33,546
Prepaid expenses and other current assets	1,948	2,959

Total current assets	237,969	259,025
Property, plant and equipment, net	24,303	24,629
Goodwill	43,789	43,789
Other intangible assets, net	9,087	11,510
Other assets	16,715	13,640

Total assets	$331,863	$352,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$57,378	$84,414
Income tax payable and deferred income taxes	29,974	29,390

Total current liabilities	87,352	113,804
Non-current deferred tax liability	10,762	11,708

Total liabilities	98,114	125,512

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	177,105	175,546
Accumulated other comprehensive income (loss)(Note 7)	(446)	929
Retained earnings	57,090	50,606

Total shareholders’ equity	233,749	227,081

Total liabilities and shareholders’ equity	$331,863	$352,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net revenues	$76,430	$30,996	$152,836	$64,143
Net revenues from related party — Vialta	383	15	722	19

Total net revenues	76,813	31,011	153,558	64,162
Cost of revenues	53,921	20,982	107,253	44,358

Gross profit	22,892	10,029	46,305	19,804
Operating expenses:
Research and development	10,537	7,330	19,830	13,586
In-process research and development	—	1,420	—	1,420
Selling, general and administrative	9,766	6,660	21,508	13,334

Operating income (loss)	2,589	(5,381)	4,967	(8,536)
Non-operating income, net	812	44,187	1,974	45,131

Income before income taxes	3,401	38,806	6,941	36,595
Provision for income taxes	224	22,905	457	22,807

Net income	$3,177	$15,901	$6,484	$13,788

Net income per share:
Basic	$0.08	$0.41	$0.16	$0.34

Diluted	$0.08	$0.40	$0.15	$0.34

Shares used in calculating net income per share:
Basic	39,439	38,683	39,372	40,164

Diluted	41,732	39,842	42,175	41,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$6,484	$13,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,105	2,277
Loss on sale of property, plant and equipment	12	1
(Gain) loss from sale of investments	155	(32)
Acquired in-process research and development	—	1,420
Write-down of investments	—	1,986
Non-employee stock options	77	—
(Gain) on MediaTek settlement	—	(45,000)
Changes in assets and liabilities, net of acquisition related amounts:
Accounts receivable, net	18,354	(764)
Related party receivable — Vialta	22	(443)
Inventories	(35,178)	2,248
Prepaid expenses and other assets	1,402	(696)
Accounts payable and accrued expenses	(27,036)	(1,064)
Income tax payable and deferred income taxes	480	23,250

Net cash used in by operating activities	(30,123)	(3,029)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(23,958)
Purchase of property, plant and equipment	(2,378)	(2,660)
Sale of property, plant and equipment	34	3
Purchase of short-term investments	(32,084)	(18,267)
Sale of short-term investments	30,434	17,749
Purchase of long-term investments	(5,180)	(5,000)

Net cash used in investing activities	(9,174)	(32,133)

Cash flows from financing activities:
Repurchase of common stock	—	(29,301)
Issuance of common stock under employee stock purchase plan and stock option plans	1,482	935

Net cash provided by (used in)financing activities	1,482	(28,366)

Net decrease in cash and cash equivalents	(37,815)	(63,528)
Cash and cash equivalents at beginning of period	98,938	138,072

Cash and cash equivalents at end of period	$61,123	$74,544

Supplemental disclosure of cash flow information
Cash paid for income taxes	$(460)	$(61)
Cash refund for income taxes	$513	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS

     We are a leading designer, developer and marketer of highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers, and camera lens modules. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. Our imaging chips utilize advanced Complimentary Metal Oxide Semiconductor (“CMOS”) sensor technology to capture an image for cellular camera phone applications. Our camera lens modules are made up of a lens, image sensor chip, housing and flex cable necessary to provide camera capabilities to electronic devices such as cellular phones and Personal Digital Assistants (“PDAs”). Our digital amplifiers boost the digital sound to a level required to drive loudspeakers, in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and television sets. We have also developed encoding processors to address the growing demand for digital video recorders (“DVRs”) and recordable DVD players. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, other communication devices, and PC audio products. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in Hong Kong, Taiwan, China, Japan, Singapore, Korea and Turkey. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See Item 2, “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

     We were incorporated in California in 1984 and became a public company in 1995. On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”). On August 15, 2003, we acquired 100% of the outstanding shares of Divio, Inc., a California corporation (“Divio”). See Note 3, “Significant Business Combinations.”

NOTE 2. BASIS OF PRESENTATION

     Our interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 included in our annual reports on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

     The condensed consolidated financial statements include the financial statements of ESS Technology, Inc. and all of its subsidiaries. The financial condition and results of operations for the three months ended and six months ended June 30, 2004 and 2003 include the results of acquired subsidiaries from the effective date of their respective acquisitions. All significant intercompany transactions and balances are eliminated in consolidation.

Use of estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

     Except for sales to distributors, revenue from product sales is generally recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. For products sold to certain distributors with certain rights of return and allowances, revenue is deferred until the distributor resells the products to a third party.

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

Stock-based compensation

     We account for stock-based compensation, including stock options granted under our various stock option plans and shares issued under the 1995 Employee Stock Purchase Plan (“Purchase Plan”), using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting periods. Our policy is to grant options under our stock option plans with an exercise price equal to the fair market value of our common stock based on the closing price on the grant date, except as otherwise provided by law. Our policy is to grant purchase options under the Purchase Plan with a purchase price equal to 85% of the lesser of the fair market value of the common stock on the enrollment date or on the purchase date. The enrollment date is on the first business day of May and November of each year. Unless otherwise specified, the purchase dates under the Purchase Plan are on the last business day of April or October. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.”

     The Purchase Plan permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. The Purchase Plan, as most recently amended on May 29, 2003, authorizes the aggregate issuance of 1,425,000 shares under the Purchase Plan. As of June 30, 2004, 893,210 shares have been issued under the Purchase Plan.

     Our reported net income and pro forma net income (loss) would have been as follows had compensation costs for options granted under our stock option plans and shares purchased under our Purchase Plan been determined based on the fair value at the grant dates, as prescribed in SFAS 123. The fair value of each option granted under our stock option plans is estimated on the date of grant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income
As reported	$3,177	$15,901	$6,484	$13,788
Stock-based employee compensation expense determined under fair-value-based method, net of tax	(3,764)	(2,292)	(7,003)	(4,636)

Pro forma net income (loss)	$(587)	$13,609	$(519)	$9,152

Net income (loss) per share — basic:
As reported	$0.08	$0.41	$0.16	$0.34
Pro forma	$(0.01)	$0.35	$(0.01)	$0.23
Net income (loss) per share — diluted:
As reported	$0.08	$0.40	$0.15	$0.34
Pro forma	$(0.01)	$0.34	$(0.01)	$0.22

     Because additional option grants are expected to be made from our stock option plans and additional shares are expected to be purchased under the Purchase Plan periodically, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

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

     We allocated the $27.1 million purchase price and $3.1 million of legal, other professional expenses and other costs directly associated with the acquisition as follows, based on management’s estimates and appraisal:

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

     Amortization expenses related to those identifiable intangible assets were $519,000 for the three months ended June 30, 2004 and $1,038,000 for the six months ended June 30, 2004. The following table summarizes the annual amortization expenses through 2006:

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

     Amortization expenses related to these identifiable intangible assets were $668,000 and $1,336,000 for the three months ended and six months ended June 30, 2004, respectively. The following table summarizes the annual amortization expenses through 2006:

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

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003
	(In thousands, except per share data)
Total revenues	$33,295	$68,370
Operating income (loss)	$(12,773)	$(24,680)
Net income (loss)	$8,005	$(3,168)
Net income (loss) per share:
Basic	$0.21	$(0.08)
Diluted	$0.20	$(0.08)

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

NOTE 4. BALANCE SHEET COMPONENTS

	June 30,	December 31,
	2004	2003
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$20,906	$27,318
U.S. government and corporate debt securities	40,217	71,620

	$61,123	$98,938

Short-term investments:
U.S. government and corporate debt securities	$66,876	$65,908

Accounts receivable, net:
Accounts receivable	$40,029	$58,383
Less: Allowance for doubtful accounts	(990)	(990)

	$39,039	$57,393

Inventories:
Raw materials	$10,796	$1,735
Work-in-process	12,178	9,516
Finished goods	45,750	22,295

	$68,724	$33,546

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	24,518	24,139
Machinery and equipment	35,486	34,406
Furniture and fixtures	19,616	18,754

	82,480	80,159
Less: Accumulated depreciation and amortization	(58,177)	(55,530)

	$24,303	$24,629

     For the three months ended June 30, 2004 and 2003, depreciation expenses were approximately $1.3 million and $1.1 million, respectively. For the six months ended June 30, 2004 and 2003, depreciation expenses were approximately $2.6 million and $2.0 million, respectively.

	June 30,	December 31,
	2004	2003
	(In thousands)
Other assets:
Investments — Best Elite (Note 6)	$10,000	$5,000
Investments — other	2,563	4,076
Other	4,152	4,564

	$16,715	$13,640

Accounts payable and accrued expenses:
Accounts payable	$26,300	$47,672
Accrued compensation costs	6,184	6,887
Accrued commission and royalties	10,820	12,290
Deferred revenue related to distributor sales, net of deferred cost of goods sold	5,961	8,229
Other accrued liabilities	8,113	9,336

	$57,378	$84,414

     We include warranty reserve under other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table shows the details of the product warranty accrual, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the three months ended and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Beginning balance	$752	$550	$800	$550
Accruals for warranties issued during the period	57	221	80	342
Settlements made during the period	(40)	(115)	(111)	(236)

Ending balance	$769	$656	$769	$656

     NOTE 5. MARKETABLE SECURITIES

     The amortized costs and estimated fair value of securities available-for-sale as of June 30, 2004 and December 31, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2004	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$245	$—	$—	$245
Municipal bonds	59,180	—	(32)	59,148
Corporate debt securities	25,794	—	(269)	25,525
Corporate equity securities	2,807	—	(244)	2,563
Government agency bonds	22,595	4	(179)	22,420

Total available-for-sale	$110,621	$4	$(724)	$109,901

Cash Equivalents				$40,462
Short-term marketable securities				66,876
Long-term marketable securities				2,563

				$109,901

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2003	Cost	Gains	(Loss)	Fair Value
	(In thousands)
Money market accounts	$10,486	$—	$—	$10,486
Municipal bonds	64,120	26	—	64,146
Corporate debt securities	62,575	24	(21)	62,578
Corporate equity securities	2,626	1,618	(169)	4,075
Government agency bonds	10,784	20	—	10,804

Total available-for-sale	$150,591	$1,688	$(190)	$152,089

Cash Equivalents				$82,106
Short-term marketable securities				65,908
Long-term marketable securities				4,075

				$152,089

     The contractual maturities of debt securities classified as available-for-sale as of June 30, 2004 regardless of the consolidated balance sheet classification are as follows:

June 30, 2004	Estimated Fair Value
(In thousands)
Maturing 90 days or less from purchase	$40,217
Maturing between 90 days and one year from purchase	34,344
Maturing more than one year from purchase	32,532

Total available-for-sale debt securities	$107,093

     Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the three months ended June 30, 2004 and 2003 were not material to our financial position or results of operations.

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

NOTE 7. OTHER COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income and the change in unrealized gain (loss) on marketable securities. Total comprehensive income was $2.1 million and $16.0 million for the three months ended June 30, 2004 and 2003, respectively. Total comprehensive income was $5.1 million and $13.7 million for the six months ended June 30, 2004 and 2003, respectively. The following table reconciles net income to comprehensive income for the three months ended and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$3,177	$15,901	$6,484	$13,788
Change in unrealized gain (loss) on marketable equity securities	(1,091)	146	(1,375)	(64)

Total comprehensive income	$2,086	$16,047	$5,109	$13,724

NOTE 8. NON-OPERATING INCOME, NET

     The following table lists the major components of non-operating income for the three months ended and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Licensing fee from MediaTek settlement	$—	$45,000	$—	$45,000
Legal fee related to MediaTek settlement	—	(515)	—	(515)
Interest income	434	641	1,033	1,422
Write-down of investment	—	(1,636)	—	(1,986)
Vialta rental income	123	463	247	926
Other	255	234	694	284

Total non-operating income	$812	$44,187	$1,974	$45,131

MediaTek Settlement

     On June 11, 2003, we entered into a License Agreement and Mutual Release (the “Settlement Agreement”) with MediaTek Incorporation relating to a copyright infringement lawsuit. Under the terms of the Settlement Agreement, both parties terminated all claims against each other and MediaTek received a non-exclusive worldwide license of our proprietary DVD user interface and other key DVD software. Under the Settlement Agreement, MediaTek paid us a one-time license fee of $45.0 million related to sales of certain DVD products and is required to pay ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. The maximum total payments under the Settlement Agreement are $90.0 million. Income from MediaTek royalty payments resulting from future sales of products utilizing the licensed technology is reported as revenues based on the number of units sold. During the three months ended June 30, 2004, $5.0 million in revenues were recognized from MediaTek royalty payments. During the six months ended June 30, 2004, $10.0 million in revenues were recognized from MediaTek royalty payments.

Write-down of Investment

     In May 2003, the merger between Broadmedia/Archtek and C-Com Corporation, a publicly traded company in Taiwan, was approved by the shareholders of both companies. In connection with the merger between these two companies, ESS would receive C-Com common stock in exchange for its investment in Broadmedia. During the three months ended June 30, 2003, we recorded a pre-tax non-operating loss of $1.6 million to reflect the decrease in fair market value of the C-Com shares to be received.

NOTE 9. INCOME TAXES

     Our effective tax rate was 6.6% for the three months ended June 30, 2004 compared to 59% effective tax rate for the three months ended June 30, 2003. The principal reason for the difference in our tax rate for the two periods is the various income and withholding taxes accrued during the three months ended June 30, 2003 for the one time $45.0 million license fee payment under the MediaTek settlement. See Note 11. The reason for the increase in our tax rate for the three months ended June 30, 2004 from our historic effective tax rate of 5% is the change in geographic segmentation of income as a result of the mix of new products. The 6.6% tax rate for the current quarter is lower than the statutory federal rate primarily due to the lower foreign tax rate on earnings from our foreign subsidiaries, which are considered to be permanently reinvested.

     Our effective tax rate was 6.6% for the six months ended June 30, 2004 compared to 62% for the six months ended June 30, 2003. The principal reason for the difference in our tax rate for the two periods is the various income and withholding taxes accrued during the six months ended June 30, 2003 for the one time $45.0 million license fee payment under the MediaTek settlement. The reason for the increase in our tax rate for the six months ended June 30, 2004 from our historic effective tax rate of 5% is the change in geographic segmentation of income as a result of the mix of new products. The 6.6% tax rate for the six months ended June 30, 2004 is lower than the statutory federal rate primarily due to the lower foreign tax rate on earnings from our foreign subsidiaries, which are considered to be permanently reinvested.

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

	Three Months Ended June 30,
	2004			2003
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)
Basic EPS	$3,177	39,439	$0.08	$15,901	38,683	$0.41
Effects of dilutive securities:
Stock options	—	2,293	—	—	1,159	—

Diluted EPS	$3,177	41,732	$0.08	$15,901	39,842	$0.40

	Six Months Ended June 30,
	2004			2003
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share amounts)
Basic EPS	$6,484	39,372	$0.16	$13,788	40,164	$0.34
Effects of dilutive securities:
Stock options	—	2,803	—	—	965	—

Diluted EPS	$6,484	42,175	$0.15	$13,788	41,129	$0.34

     For the three months ended June 30, 2004 and 2003, there were options to purchase approximately 3,762,674 and 3,824,896 shares, respectively, of common stock with exercise prices greater than the average market value of such common stock during the period. For the six months ended June 30, 2004 and 2003, there were options to purchase approximately 1,668,816 and 4,185,806 shares, respectively, of common stock with exercise prices greater than the average market value of such common stock during the period. These options were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

NOTE 11. BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF CERTAIN RISKS

Business Segment

     We operate in one reportable business segment: the semiconductor segment. We design, develop, support and market highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers and camera lens modules.

     The following table summarizes revenues for the three months ended and six months ended June 30, 2004 and 2003 by major product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
DVD	55%	44%	51%	43%
VCD	29%	46%	28%	48%
Digital imaging	5%	1%	9%	—%
Recordable products	2%	1%	3%	—%
Royalty	6%	—%	7%	—%
Other	3%	8%	2%	9%

Total	100%	100%	100%	100%

     DVD revenue includes revenue from sales of DVD decoder chips. VCD revenue includes revenue from sales of VCD and SVCD chips. Digital imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules. Recordable revenue includes revenue from sales of integrated encoder and decoder chipsets. Royalty revenue consists of MediaTek royalty payments.

MediaTek Settlement

     On June 11, 2003, we entered into a License Agreement and Mutual Release (the “Settlement Agreement”) with MediaTek relating to a copyright infringement lawsuit. Under the terms of the Settlement Agreement, both parties terminated all claims against each other and MediaTek received a non-exclusive worldwide license of our proprietary DVD user interface and other key DVD software. Under the Settlement Agreement, MediaTek paid us a one-time license fee of $45.0 million related to sales of certain DVD products and is required to pay ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. The maximum total payments under the Settlement Agreement are $90.0 million. Income from MediaTek royalty payments resulting from future sales of products utilizing the licensed technology is reported as revenues based on the number of units sold. During the three months ended June 30, 2004, $5.0 million in revenues were recognized from MediaTek royalty payments. During the six months ended June 30, 2004, $10.0 million in revenues were recognized from MediaTek royalty payments.

Significant Customer

     We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. During the three months ended June 30, 2004 and 2003, except Dynax Electronics (HK) LTD (“Dynax Electronics”) as described below, no other single customer accounted for more than 10% of net revenues. During the six months ended June 30, 2004 and 2003, except for Dynax Electronics, no other single customer accounted for more than 10% of net revenues.

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

     The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through Dynax Electronics:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2004	2004	2003	2003	2003
	(In thousands, except percentage data)
Net revenues	$76,813	$76,745	$82,868	$48,243	$31,011
Net revenues from Dynax Electronics	$42,154	$37,347	$48,673	$30,118	$21,318
Percentage of net revenues from Dynax Electronics	55%	49%	59%	62%	69%

     The following table summarizes percentage of our trade accounts receivable from Dynax Electronics as of each of the following dates:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2004	2004	2003	2003	2003
		(In thousands, except percentage data)
Trade accounts receivable	$47,000	$46,488	$58,322	$39,734	$31,350
Trade accounts receivable from Dynax Electronics	$22,474	$24,289	$36,605	$30,866	$22,330
Percentage of trade accounts receivable from Dynax Electronics	48%	52%	63%	78%	71%

     During the quarters ended June 30, 2004 and 2003, except for Dynax Electronics, no other single customer accounted for more than 10% of trade accounts receivable. During the six months ended June 30, 2004 and 2003, except for Dynax Electronics, no other single customer accounted for more than 10% of trade accounts receivable.

NOTE 12. RELATED PARTY TRANSACTIONS WITH VIALTA, INC.

     In August 2001, we completed the spin-off of our majority-owned subsidiary, Vialta, Inc. (“Vialta”), to our shareholders. Vialta develops and markets consumer electronics products. We continue to sell semiconductors, lease a facility and provide certain services to Vialta. The following is a summary of major transactions between Vialta and us for the periods presented:

	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Products sales to Vialta	$383	$15	$722	$19
Facility rent charged to Vialta	123	463	247	926
Other charges, net	4	20	10	50

Total charges to Vialta, net of charges from Vialta	$510	$498	$979	$995

     As of June 30, 2004, we had a receivable from Vialta of $259,000.

     Fred S.L. Chan, our Chairman of Board of Directors, also serves as the Chairman of the Board for Vialta. Each company compensates Fred S.L. Chan separately.

NOTE 13. STOCK REPURCHASE

     Our board of directors authorized the repurchase of 5.2 million shares of our common stock. During the three months ended and six months ended June 30, 2004, we did not repurchase any shares. During the three months ended June 30, 2003, we repurchased 760,323 shares of our common stock for an aggregate price of $4.9 million. During the six months ended June 30, 2003, we repurchased 4,859,936 shares of our common stock for an aggregate price of $29.3 million. Upon repurchase, these shares were retired and no longer deemed outstanding.

NOTE 14. COMMITMENTS AND CONTINGENCIES

     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of June 30, 2004:

	Payment Due by Period
Contractual
Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (2)
	(In thousands)
Operating Lease Obligations	$3,041	$1,784	$1,149	$108	$—
Purchase Obligations (1)	56,772	56,772	—	—	—

Total	$59,813	$58,556	$1,149	$108	$—

(1)	Includes approximately $53.8 million under our non-cancelable inventory purchase commitments as of June 30, 2004. Under these contractual agreements, we may order inventories from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of June 30, 2004, commitments under these arrangements totaled $3.0 million.

(2)	There are no material contractual obligations extending beyond 2006.

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

     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of June 30, 2004.

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

NOTE 15. CREDIT FACILITY

     We have a $10.0 million unsecured line of credit with a bank. In July 2004, the expiration date of this line of credit was extended from June 5, 2006 to June 5, 2007. Under the terms of the agreement, we may borrow at a fixed per annum rate of LIBOR plus 1.5% or prime rate. The line of credit requires us to achieve certain financial ratios and operating results. As of June 30, 2004, we were in compliance with the borrowing criteria and had $10.0 million of borrowing capability under this line of credit. There were no borrowings under this line of credit as of June 30, 2004.

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2004, the Emerging Issues Task Force (‘EITF”) issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earning per share by a company that has issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We adopted EITF 03-06 during the quarter ended June 30, 2004. The adoption of EITF 03-06 has not had a material impact on our financial position or results of operations.

     At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01,“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We are currently evaluating the effect of adopting EITF 03-01 on our financial positions or results of operations.

NOTE 17. SUBSEQUENT EVENTS

     After the quarter ended June 30, 2004, we announced our decision to exit the digital still camera business, including digital still cameras and digital camcorders, to concentrate our engineering, sales, marketing and management resources on the higher growth opportunities in the camera phone and recordable markets. As a result of the decision, approximately 20 employees and the lease of the office in Scotts Valley, California are expected to be terminated by the end of the third quarter of 2004. The majority of the expenses are anticipated to occur during the third quarter of 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

     Our interim condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions that affect the amounts reported in our financial statements and accompanying notes. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories and Inventory Reserves

•	Goodwill and Other Intangible Assets

•	Impairment of Long-lived Assets

•	Income Taxes

•	Legal Contingencies

     For further discussion of our critical accounting policies and estimates, see Note 2 of notes to the condensed consolidated financial statements in Item 1 of this report and Management’s Discussion and Analysis of Financial Condition and the Results of Operation in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue Recognition

     Except for sales to distributors, revenue from product sales is generally recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. For products sold to certain distributors with certain rights of return and allowances, revenue is deferred until the distributor resells the products to a third party.

     We provide for rebates based on current contractual terms and future returns based on historical experiences at the time revenue is recognized as reductions to product revenue. Actual amounts may be different from management’s estimates. Such differences, if any, are recorded in the period they become known.

     Income from MediaTek Incorporation (“MediaTek”) royalties for the sale of products utilizing ESS licensed technology is reported as revenue based on the number of units sold as reported to us by MediaTek.

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

     The estimates of future demand, forecasted sales prices and market conditions used in the valuation of inventories form the basis for our published and internal revenue forecast. If actual results are substantially lower than the forecast, we may be required to record additional write-downs of product inventories in future periods and this may have a negative impact on gross margins. This risk is particularly acute in our new digital imaging business that we acquired when we purchased Pictos and Divio, since forecasting customer demand is more difficult in this new product line, which currently has few customers and low sales volume.

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

EXECUTIVE OVERVIEW

     We are a leading designer, developer and marketer of highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers, and camera lens modules. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. Our imaging chips utilize advanced Complimentary Metal Oxide Semiconductor (“CMOS”) sensor technology to capture an image for cellular camera phone applications. Our camera lens modules are made up of a lens, image sensor chip, housing and flex cable necessary to provide camera capabilities to electronic devices such as cellular phones and Personal Digital Assistants (“PDAs”). Our digital amplifiers boost the digital sound to a level required to drive loudspeakers, in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and television sets. We have also developed encoding processors to address the growing demand for digital video recorders (“DVRs”) and recordable DVD players. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, other communication devices and PC audio products. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in Hong Kong, Taiwan, China, Japan, Singapore, Korea and Turkey. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

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

     Our net income for the second quarter of 2004 was $3.2 million, compared to net income of $15.9 million for the second quarter of 2003 and net income of $3.3 million for the first quarter of 2004. During the second quarter, we made the decision to exit the digital still camera business, including digital still cameras and digital camcorders, to concentrate our engineering, sales, marketing and management resources on the higher growth opportunities in the camera phone and recordable markets. As a result of the decision, we took a $2.4 million inventory reserve. There are certain inventory risks associated with the semiconductor business. See “Factors That May Affect Future Results — We often purchase inventories based on sales forecasts and if anticipated sales do not materialize, we may continue to experience significant inventory charges.”

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

     The following table sets forth certain operating data as a percentage of net revenues:

	Three Month Ended June 30,
	2004		2003		% of Change
	(In thousands, except percentage data)
Net revenues	$76,813	100%	$31,011	100%	147.7%
Cost of revenues	53,921	70.2	20,982	67.7	157.0%

Gross profit	22,892	29.8	10,029	32.3	128.3%
Operating expenses:
Research and development	10,537	13.7	7,330	23.6	43.8%
In-process research and development	—		1,420	4.6	—
Selling, general and administrative	9,766	12.7	6,660	21.4	46.6%

Operating income (loss)	2,589	3.4	(5,381)	(17.3)	148.1%
Non-operating income, net	812	1.0	44,187	142.4	(98.2)%

Income before income taxes	3,401	4.4	38,806	125.1	(91.2)%
Provision for income taxes	224	0.3	22,905	73.8	(99.0)%

Net Income	$3,177	4.1%	$15,901	51.3%	(80.0)%

Net Revenues

     Net revenues were $76.8 million for the three months ended June 30, 2004, an increase of $45.8 million, or 147.7%, compared to $31.0 million for the three months ended June 30, 2003, primarily due to the increases in DVD, VCD, digital imaging, recordable products and royalty revenues, partially offset by the decrease in other products.

     The following table summarizes revenues by our major product category:

	Three Months Ended June 30,		Q2 04 over Q2 03
	2004	2003	% of Change
DVD	55%	44%	209.5%
VCD	29%	46%	53.9%
Digital imaging	5%	1%	1,750.0%
Recordable products	2%	1%	466.7%
Royalty	6%	—	—
Other	3%	8%	(20.0%)

Total	100%	100%	147.7%

     DVD revenue includes revenue from sales of DVD decoder chips. DVD revenue was $42.4 million for the three months ended June 30, 2004, an increase of $28.7 million, or 209.5%, from revenue of $13.7 million for the three months ended June 30, 2003, primarily due to higher unit sales, especially of the newly developed Vibratto II products, and partially offset by lower overall average selling price (“ASP”). For the three months ended June 30, 2004, sales volume increased by 344.9% and ASP decreased by 30.6% from the three months ended June 30, 2003.

     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $22.0 million for the three months ended June 30, 2004, an increase of $7.7 million, or 53.9%, from revenue of $14.3 million for the three months ended June 30, 2003, primarily due to higher unit sales, and slightly higher ASP. For the three months ended June 30, 2004, sales volume increased by 43.5%, and ASP increased by 7.3% from the three months ended June 30, 2003.

     Digital imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules, which are new product lines we acquired through Pictos in June 2003. Digital imaging product revenue was $3.7 million for the three months ended June 30, 2004, an increase of $3.5 million, or 1,750.0%, from revenue of $0.2 million, due primarily to higher sales volume.

     Recordable revenue includes revenue from sales of integrated encoder and decoder chips, and encoder and decoder chips sold together as a chipset. Recordable revenue was $1.7 million for the three months ended June 30, 2004, an increase of $1.4 million, or 466.7%, from revenue of $0.3 million for the three months ended June 30, 2003, primarily due to higher unit sales. For the three months ended June 30, 2004, sales volume increased by 1,466.7% from the three months ended June 30, 2003. We introduced our recordable products to the market during the first quarter of 2003.

     Royalty revenue consists of MediaTek royalty payments. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek is obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. Royalty revenue was $5.0 million for the three months ended June 30, 2004.

     Other revenue includes revenue from PC Audio, communication, consumer digital media and others. Other revenue was $2.0 million for the three months ended June 30, 2004, a decrease of $0.5 million, or 20%, from revenue of $2.5 million for the three months ended June 30, 2003, primarily due to lower sales volume. For the three months ended June 30, 2004, sales volume decreased by 50.8% from the three months ended June 30, 2003.

     International revenue accounted for approximately 99% of net revenues for the three months ended June 30, 2004, remained the same as the three months ended June 30, 2003. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the future.

Gross Profit

     Gross profit was $22.9 million, or 29.8% of net revenues, for the three months ended June 30, 2004, compared to $10.0 million, or 32.3% of net revenues, for the three months ended June 30, 2003. Gross profit increased primarily due to increased revenue from DVD and VCD product lines, as well as from $5.0 million of MediaTek royalty revenue at 100% gross margin. Excluding the effects of royalty revenue and changes in the provision for excess and obsolete inventory, gross profit as a percentage of net revenues was 26.5% for the three months ended June 30, 2004, compared to 26.6% for the same period last year. Net excess and obsolete inventory reserves provided during the three months ended June 30, 2004 amounted to approximately $1.1 million, consisting of $2.4 million increase for the complete reserve of inventory related to digital still camera products and $1.3 million of net reserves released on other products. Net inventory reserves of $1.8 million were released during the three months ended June 30, 2003. The release of inventory reserves results from the sale of products that have previously been fully reserved. Since our digital imaging line of products is new and currently has few customers and low sales volume, it is particularly difficult for us to accurately forecast customer demand for these products, which may result in excess and obsolete inventory reserves in future periods. In additions, we currently have a single customer for our digital imaging chips used in cellular phones and we have purchased inventory for that customer that we are unlikely to be able to sell to any other customer. This customer has notified us on several occasions that it wishes to cancel the remaining portion of its order with us, although the customer has also subsequently renewed its order on several occasions. We believe we have adequate legal remedies under the terms of the purchase order, but there can be no guaranty or assurance that we will not ultimately write-down some or all of the value of such inventory that remains unpurchased, and the amount of any such write-down could be significant to our results of operations for a given quarter.

     As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in 2004, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development Expenses

     Research and development expenses were $10.5 million, or 13.7% of net revenues, for the three months ended June 30, 2004 compared to $7.3 million, or 23.6% of net revenues, for the three months ended June 30, 2003. The $3.2 million, or 43.8%, increase in research and development for the three months ended June 30, 2004 was primarily due to the research and development expenses of $3.0 million and $1.0 million from our new subsidiaries Pictos and Divio, respectively.

In-process Research and Development Expenses

     In-process research and development expenses for the three months ended June 30, 2003 were $1.4 million, or 4.6% of net revenues. The $1.4 million was in-process research and development expenses write-off of the digital imaging products acquired from Pictos. No in-process research and development expenses were recorded in the three month ended June 30, 2004.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $9.8 million, or 12.7% of net revenues, for the three months ended June 30, 2004 compared to $6.7 million, or 21.4% of net revenues, for the three months ended June 30, 2003. The $3.1 million, or 46.6%, increase in selling, general and administrative expenses for the three month ended June 30, 2004 was primarily due to $1.1 million increase in salaries and fringe benefits due to higher headcount in Asia and through Pictos and Divio acquisitions, $0.7 million increase in legal expenses for general services, $0.4 million increase in consulting and services for Sarbanes-Oxley Act compliance, $0.5 million increase in amortization of technical infastructure resulted from the Pictos and Divio acquisitions and $0.3 million increase in third party commission due to higher revenues.

Non-operating Income, Net

     Net non-operating income was $0.8 million for the three months ended June 30, 2004 compared to $44.2 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, net non-operating income mainly consisted of interest income of $0.4 million, rental income of $0.1 million from Vialta and other income of $0.3 million. For the three months ended June 30, 2003, non-operating income consisted primarily of a one-time license fee payment of $45.0 million from MediaTek, a payment of $0.5 million in legal fees associated with the MediaTek litigation, interest income of $0.6 million and rental income $0.5 million from Vialta, partially offset by the $1.6 million write-off of our investment in a public company.

Provision for Income Taxes

     Our effective tax rate was 6.6% for the three months ended June 30, 2004 compared to 59% effective tax rate for the three months ended June 30, 2003. The principal reason for the difference in our tax rate is the various income and withholding taxes accrued during the three months ended June 30, 2003 for the one time $45.0 million license fee payment under the MediaTek settlement. The reason for the increase in our tax rate for the three months ended June 30, 2004 from our historic effective tax rate of 5% is the change in geographic segmentation of income as a result of the mix of new products. The 6.6% tax rate for the current quarter is lower than the statutory federal rate primarily due to the lower foreign tax rate on earnings from our foreign subsidiaries, which are considered to be permanently reinvested.

Net Income

     Net income was $3.2 million from the three months ended June 30, 2004 compared to $15.9 million for the three months ended June 30, 2003. Net income decreased by $12.7 million from three months ended June 30, 2003, primarily due to the $45.0 million of license fee payment from MediaTek in June 2003 and higher operating expenses during the three month ended June 30, 2004, partially offset by higher revenues.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

     The following table sets forth certain operating data as a percentage of net revenues:

	Six Month Ended June 30,
	2004		2003		% of Change
	(In thousands, except percentage data)
Net revenues	$153,558	100%	$64,162	100%	139.3%
Cost of revenues	107,253	69.8	44,358	69.1	141.8%

Gross profit	46,305	30.2	19,804	30.9	133.8%
Operating expenses:
Research and development	19,830	13.0	13,586	21.2	46.0%
In-process research and development	—	—	1,420	2.2	—
Selling, general and administrative	21,508	14.0	13,334	20.8	61.3%

Operating income (loss)	4,967	3.2	(8,536)	(13.3)	158.2%
Non-operating income, net	1,974	1.3	45,131	70.3	(95.6)%

Income before income taxes	6,941	4.5	36,595	57.0	(81.0)%
Provision for income taxes	457	0.3	22,807	35.5	(98.0)%

Net Income	$6,484	4.2%	$13,788	21.5%	(53.0)%

Net Revenues

     Net revenues were $153.6 million for the six months ended June 30, 2004, an increase of $89.4 million, or 139.3%, compared to $64.2 million for the six months ended June 30, 2003, primarily due to the increases in DVD, digital imaging, VCD, royalty revenues and recordable products, partially offset by the decrease in other products.

     The following table summarizes revenues by our major product category:

	Six Months Ended June 30,		Q2 04 over Q2 03
	2004	2003	% of Change
DVD	51%	43%	183.0%
VCD	28%	48%	39.8%
Digital imaging	9%	—	7050.0%
Recordable products	3%	—	1366.7%
Royalty	7%	—	—
Other	2%	9%	(30.8)%

Total	100%	100%	139.3%

     DVD revenue includes revenue from sales of DVD decoder chips. DVD revenue was $78.1 million for the six months ended June 30, 2004, an increase of $50.5 million, or 183.0%, from revenue of $27.6 million for the six months ended June 30, 2003, primarily due to higher unit sales, especially of the newly developed Vibratto II products, and partially offset by lower overall ASP. For the six months ended June 30, 2004, sales volume increased by 312.7% and ASP decreased by 31.5% from the six months ended June 30, 2003.

     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $43.2 million for the six months ended June 30, 2004, an increase of $12.3 million, or 39.8%, from revenue of $30.9 million for the six months ended June 30, 2003, primarily due to higher unit sales and overall ASP. For the six months ended June 30, 2004, sales volume increased by 10.6% and ASP increased by 26.5% from the six months ended June 30, 2003.

     Digital imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules, which are new product lines we acquired through Pictos in June 2003. Digital imaging product revenue was $14.3 million for the six months ended June 30, 2004, an increase of $14.1 million from revenue of $0.2 million for the six months ended June 30, 2003 due primarily to higher sales volume.

     Recordable revenue includes revenue from sales of integrated encoder and decoder chips, and encoder and decoder chips sold together as a chipset. Recordable revenue was $4.4 million for the six months ended June 30, 2004, an increase of $4.1 million, or 1,366.7%, from revenue of $0.3 million for the six months ended June 30, 2003, primarily due to higher sales volume. We introduced our recordable products to the market during the first quarter of 2003.

     Royalty revenue consists of MediaTek royalty payments. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek is obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. Royalty revenue was $10.0 million for the six months ended June 30, 2004.

     Other revenue includes revenue from PC Audio, communication, consumer digital media and others. Other revenue was $3.6 million for the six months ended June 30, 2004, a decrease of $1.6 million, or 30.8%, from revenue of $5.2 million for the six months ended June 30, 2003, primarily due to lower sales volume. For the six months ended June 30, 2004, sales volume decreased by 54.1% from the six months ended June 30, 2003.

     International revenue accounted for approximately 99% of net revenues for the six months ended June 30, 2004 and 100% for the six months ended June 30, 2003. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the future.

Gross Profit

     Gross profit was $46.3 million, or 30.2% of net revenues, for the six months ended June 30, 2004, compared to $19.8 million, or 30.9% of net revenues, for the six months ended June 30, 2003. Gross profit increased primarily due to increased revenue from DVD and VCD product lines, as well as from $10.0 million of MediaTek royalty revenue at 100% gross margin. Excluding the effects of royalty revenue and changes in the provision for excess and obsolete inventory, gross profit as a percentage of net revenues was 30.6% for the six months ended June 30, 2004, compared to 25.9% for the same period last year. Gross margin increased primarily due to increased ASP and reduced average cost of VCD products. Net excess and obsolete inventory reserves provided during the six months ended June 30, 2004 amounted to approximately $2.6 million, including $2.4 million related to the complete reserve of our inventory of digital still camera products. Net inventory reserves of $3.3 million were released during the six months ended June 30, 2003. The release of inventory reserves results from the sale of products that have previously been fully reserved.

     As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in 2004, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development Expenses

     Research and development expenses were $19.8 million, or 13.0% of net revenues, for the six months ended June 30, 2004 compared to $13.6 million, or 21.2% of net revenues, for the six months ended June 30, 2003. The $6.2 million, or 46.0%, increase in research and development for the six months ended June 30, 2004 was primarily due to the research and development expenses of $5.2 million and $1.9 million from our new subsidiaries Pictos and Divio which were acquired in June 2003 and August 2003, respectively.

In-process Research and Development Expenses

     In-process research and development expenses for the six months ended June 30, 2003 were $1.4 million, or 2.2% of net revenue. The $1.4 million was in-process research and development expenses write-off of the digital imaging products acquired from Pictos. No in-process research and development expenses were recorded for the six months ended June 30, 2004.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $21.5 million, or 14.0% of net revenues, for the six months ended June 30, 2004 compared to $13.3 million, or 20.8% of net revenues, for the six months ended June 30, 2003. The $8.2 million, or 61.3%, increase in selling, general and administrative expenses for the six month ended June 30, 2004 was primarily due to $3.8 million increase in legal expenses for royalty related contract agreements and general services, $2.1 million increase in salaries and fringe benefits due to higher headcount, $1.0 million increase in third party commission due to higher revenues, $0.8 million increase in technical infrastructure amortization expense related to Pictos and Divio acquisitions, $0.6 million increase in consulting and services for Sarbanes-Oxley Act compliance and product marketing services, $0.2 million increase in facilities related expenses due to higher headcount, partially offset by $0.8 million decrease in general liability and director and insurance premiums. The overall increase in headcount was a result of staff increase in Asia and Pictos and Divio acquisitions in June 2003 and August 2003, respectively.

Non-operating Income, Net

     Net non-operating income was $2.0 million for the six months ended June 30, 2004 compared to $45.1 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, net non-operating income mainly consisted of interest income of $1.0 million, rental income of $0.2 million from Vialta and other income of $0.7 million. For the six months ended June 30, 2003, net non-operating income consisted primarily of a license fee payment of $45.0 million from MediaTek, interest income of $1.4 million and rental income of $0.9 million from Vialta, partially offset by the $2.0 million write-off on our investment in a public company.

Provision for Income Taxes

     Our effective tax rate was 6.6% for the six months ended June 30, 2004 compared to 62% for the six months ended June 30, 2003. The principal reason for the difference in our tax rate is the various income and withholding taxes accrued during the six months ended June 30, 2003 for the one time $45.0 million license fee payment under the MediaTek settlement. The reason for the increase in our tax rate for the six months ended June 30, 2004 from our historic effective tax rate of 5% is the change in geographic segmentation of income as a result of the mix of new products. The 6.6% tax rate for the six months ended June 30, 2004 is lower than the statutory federal rate primarily due to the lower foreign tax rate on earnings from our foreign subsidiaries, which are considered to be permanently reinvested.

Net Income

     Net income was $6.5 million from the six months ended June 30, 2004 compared to $13.8 million for the six months ended June

30, 2003. Net income decreased by $7.3 million from six months ended June 30, 2003, primarily due to the $45.0 million of license fee payment from MediaTek in June 2003 and higher operating expenses during the six month ended June 30, 2004, partially offset by higher revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At June 30, 2004, we had cash, cash equivalents and short-term investments of $128.0 million and working capital of $150.6 million. At June 30, 2004, we had a $10.0 million unsecured line of credit with a bank. In July, 2004, the expiration date of this line of credit was extended from June 5, 2006 to June 5, 2007. This line of credit requires us to maintain certain financial ratios and operating results. As of the filing date of this Report, we are in compliance with the borrowing criteria. And as of June 30, 2004, there was no borrowing under this line of credit.

     Net cash used in operating activities was $30.1 million for the six months ended June 30, 2004 and net cash used in operating activities was $3.0 million for the six months ended June 30, 2003. The net cash used in operating activities for the six months ended June 30, 2004 was primarily attributable to an increase in inventories of $35.2 million and a decrease in accounts payable and accrued expenses of $27.0 million and partially offset by net income of $6.5 million, depreciation and amortization of $5.1 million and a decrease in accounts receivable of $18.4 million. The net cash used in operating activities for the six months ended June 30, 2003 was primarily attributable to gain on MediaTek settlement $45.0 million, partially offset by net income of $13.8 million, depreciation and amortization of $2.3 million, a write-down of investments of $2.0 million, a decrease in inventories of $2.2 million and an increase in income tax payable and deferred income taxes of $23.3 million.

     Net cash used in investing activities was $9.2 million for the six months ended June 30, 2004 and $32.1 million for the six months ended June 30, 2003. The net cash used in investing activities for the six months ended June 30, 2004 was primarily attributable to the purchase of short-term and long-term investments of $32.1 million and $5.2 million, respectively, and the purchase of property, plant and equipment of $2.4 million, partially offset by proceeds from sales of short-term investments of $30.4 million. The net cash used in investing activities for the six months ended June 30, 2003 was primarily attributable to the net cash paid for the acquisition of Pictos of $24.0 million, the purchase of property, plant and equipment of $2.7 million, the purchase of short-term and long-term investments of $18.3 million and $5.0 million, respectively, offset by proceeds from sales of short-term investments of $17.7 million.

     Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2004 and net cash used in financing activities was $28.4 million for the six months ended June 30, 2003. The net cash provided by financing activities for the six months ended June 30, 2004 was attributable to the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $1.5 million. The net cash used in financing activities for the six months ended June 30, 2003 was primarily attributable to cash paid for repurchase of common stock of $29.3 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $0.9 million.

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

     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $ 3.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of June 30, 2004, together with funds expected to be generated by operations, available borrowings under our line of credit and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.

Contractual Obligations, Commitments and Contingencies

     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of June 30, 2004:

	Payment Due by Period
Contractual
Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (2)
	(In thousands)
Operating Lease Obligations	$3,041	$1,784	$1,149	$108	$—
Purchase Obligations (1)	56,772	56,772	—	—	—

Total	$59,813	$58,556	$1,149	$108	$—

(1)	Includes approximately $53.8 million under our non-cancelable inventory purchase commitments as of June 30, 2004. Under these contractual agreements, we may order inventories from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of June 30, 2004, commitments under these arrangements totaled $3.0 million.

(2)	There are no material contractual obligations extending beyond 2006.

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

     Our primary focus has been on developing products primarily for the consumer electronics market, including the consumer digital home entertainment market since the second half of 2001. Currently, our sales of video system processor chips to the DVD and VCD (including VCD and SVCD) player markets account for a majority of our net revenues. We expect these products will continue to account for a significant portion of our net revenues for the foreseeable future. Given the current economic environment and other consumer electronics products, consumer spending on DVD players and other home electronics may not increase as expected or may even weaken or fall. As such, we have also continued to invest in new product lines such as our digital imaging products, which also target the consumer electronics market. Nonetheless, our strategy in the new markets may not be successful. If the markets for these products and applications decline or fail to develop as expected, or if we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

     Historically, our quarterly operating results have fluctuated significantly. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in a particular future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:

•	Charges related the net realizable value of inventories and/or excess inventories;

•	Changes in demand for our products;

•	Changes in the mix of products sold and our revenue mix;

•	Seasonal customer demand;

•	Increasing pricing pressures and resulting reduction in the ASP of any or all of our products;

•	Gain or loss of significant customers;

•	The cyclical nature of the semiconductor industry;

•	The timing of our and our competitors’ new product announcements and introductions and the market acceptance of new or enhanced versions of our and our customers’ products;

•	The timing of significant customer orders;

•	The “turns” basis of most of our orders, which makes backlog a poor indicator of the next quarter’s revenue;

•	The lead time we normally receive for our orders, which makes it difficult to predict sales until the end of the quarter;

•	Availability and cost of raw materials;

•	Significant increases in expenses associated with the expansion of operations;

•	Availability and cost of foundry capacity;

•	A shift in manufacturing of consumer electronic products away from China; and

•	Loss of key employees which could impact sales or the pace of product development.

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

We often purchase inventories based on sales forecasts and if anticipated sales do not materialize, we may continue to experience significant inventory charges.

     We currently place non-cancelable orders to purchase our products from independent foundries and other vendors on an approximately three-month rolling basis, while our customers generally place purchase orders (frequently with short lead times) with us that may be cancelled without significant penalty. Some of these customers may require us to demonstrate our ability to deliver in response to their short lead-time. In order to accommodate such customers, we may have to commit to certain inventories before we have a firm commitment from our customers. In anticipated sales and shipments in any quarter are cancelled as quickly as expected, expense and inventory levels could be disproportionately high and we may be required to record significant inventory charges in our statement of operations in a particular period. We currently have a single customer for our digital imaging chips used in cellular phones and we have purchased inventory for that customer that we are unlikely to be able to sell to any other customer. This customer has notified us on several occasions that it wishes to cancel the remaining portion of its order with us, although the customer has also subsequently renewed its order on several occasions. We believe we have adequate legal remedies under the terms of the purchase order, but there can be no guaranty or assurance that we will not ultimately write-down some or all of the value of such inventory that remains unpurchased, and the amount of any such write-down could be significant to our results of operations for a given quarter. As our business grows, we may increasingly rely on distributors, which may further impede our ability to accurately forecast product orders. Additionally, as our business grows by product variety, we may venture into new products the management of which inventory we are not accustom. We have experienced significant inventory charges in the past and we may continue to experience these changes in future periods.

      If anticipated sales and shipments in any quarter are cancelled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and we may be required to record significant inventory charges in our statement of operations in a particular period. As our business grows, we may increasingly rely on distributors, which may further impede our ability to accurately forecast product orders. Additionally, as our business grows by product variety, we may venture into new products the management of which inventory we are not accustom. We have experienced significant inventory charges in the past and we may continue to experience these charges in future periods.

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

•	The failure of the acquired products or technology to attain market acceptance, which may result from our inability to leverage such products and technology successfully;

•	The failure to integrate with existing products and corporate culture;

•	The inability to retain key employees from the acquired company;

•	Diversion of management attention from other business concerns;

•	The potential for large write-offs;

•	Issuances of equity securities dilutive to our existing shareholders;

•	The incurrence of substantial debt and assumption of unknown liabilities; and

•	Our ability to properly access and maintain an effective internal control environment over an acquired company, in order to comply with the recently adopted and pending public reporting requirements.

Our operating results could be adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to business combinations.

     In accordance with generally accepted accounting principles, we accounted for our acquisitions of Divio and Pictos using the purchase method of accounting. Under the purchase method of accounting, we have allocated the cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as existing and core technology and customer and distributor relationships) and in-process research and development, based on their respective fair values at the date of the completion of the business combinations. Intangible assets are required to be amortized prospectively over their estimated useful lives. Any excess of the purchase price over those fair market values will be accounted for as goodwill. We are not required to amortize goodwill against income but will be subject to periodic reviews for impairment. If we are required to recognize impairment charges, the charges will negatively impact reported earnings in the period of the charges.

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

     One of our significant projects is the development of a next generation DVD processor chip that will incorporate three independent processors and allow us to support additional features. This will require a new architecture and a complete system on a chip design, which is extremely complex and may not be ultimately feasible. If we are unable to successfully develop this next generation DVD processor chip, or complete other significant research and development projects, our business, financial condition and results of operations could be materially adversely affected.

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

     The markets for most of the applications for our chips are characterized by intense price competition. The willingness of OEMs to design our chips into their products depends, to a significant extent, upon our ability to sell our products at cost-effective prices. We expect the ASP of our existing products (particularly our DVD decoder chip products) to decline significantly over their product lives as the markets for our products mature, new products or technology emerge and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins, our gross margins may decline.

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

     Sales through our largest distributor Dynax Electronics (a Hong Kong based company) were approximately 55% and 69% of our net revenues as of three months ended June 30, 2004 and 2003. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customers. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace Dynax Electronics as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace Dynax Electronics in a timely manner or if a replacement were found that the new distributor would be as effective as Dynax Electronics in generating revenue for us.

Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.

     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended June 30, 2004, sales to our top five end-customers (including end-customers that buy our products from our largest distributor Dynax Electronics) were approximately 43% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We may continue to expand into new businesses and product lines in which there may be a concentrated customer base and for which we may be required to purchase custom inventories to meet our customers’ needs.

     We have in the past and will continue to regularly consider the expansion into new businesses and product lines by acquisition or otherwise. As a result of our prior expansions into new businesses and new product lines, we continue to sell our products to a highly concentrated customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers in these new businesses or product lines, could have a material adverse effect on our business, financial condition and results of operations.

     As a result of our recent acquisitions, such as Pictos, we currently purchase custom inventories for certain of our product lines such as image sensor modules for camera enabled cellular phones. This custom inventory is highly tailored to each customer’s specifications. In the event that these customers reduce or cancel their orders for these products, we may not be able to re-sell the custom inventory to any of our other customers. We may also be forced to write off such custom inventory, which may result in a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.

     To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. As of June 30, 2004, we had at least 95 patents granted in the United States. In addition, as of June 30, 2004, we had at least 23 corresponding foreign patents. These patents will expire at various times. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent, as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

     Substantially all of our sales are to customers (including distributors) in Hong Kong, Taiwan, China, Japan, Singapore, Korea and Turkey. During the three months ended June 30, 2004, sales to customers in Hong Kong, Taiwan and China were in excess of 72.4 % of our net revenues. If our sales in one of these countries or territories, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

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

     The semiconductor industry is subject to cyclical variations in product supply and demand, the timing, length and volatility of which are difficult to predict. Downturns in the industry have been characterized by abrupt fluctuations in product demand, production over-capacity and accelerated decline of ASP. Upturns in the industry have been characterized by rising costs of goods sold and lack of production capacity at our suppliers. These cyclical changes in demand and capacity, upward and downward, could significantly harm our business. Our quarterly net revenues and gross margin performance could be significantly impacted by these cyclical variations. A prolonged downturn in the semiconductor industry could materially and adversely impact our business, financial condition and results of operations. We cannot assure you that the market will improve from a cyclical downturn or that cyclical performance will stabilize or improve.

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

We are incurring additional costs and devoting more management resources to comply with increasing regulation of corporate governance and disclosure.

     We are spending an increased amount of management time and external resources to analyze and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and listing requirements. Devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to these compliance activities.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

     Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

     During March 2004 the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”. The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use for the fair value of our options under SFAS 123 disclosure provisions.

     The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 14 of the notes to condensed consolidated financial statements). This may result in lower reported earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Interest Rate Risks

     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than three years. All of the investments have been classified as available-for-sale, and on June 30, 2004, the fair market value of our investments approximated their costs.

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

Item 4. Controls and Procedures

     Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208) against Brent Townshend, alleging unfair competition and patent misuse. The complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Mr. Townshend to provide us with a license on reasonable nondiscriminatory terms, as is required by applicable law. The patents relate to the manufacture and sale of high-speed modems. On April 30, 2002, we filed an amended complaint. On September 27, 2002, Townshend filed an answer and counterclaims, alleging patent infringement. We filed our answer to the counterclaims on October 17, 2002, Townshend also filed patent infringement actions against Agere Systems Inc., Analog Devices Inc., Cisco Systems, Inc. and Intel Corporation, alleging infringement of the same patents. On March 7, 2003, the court issued an order finding that the cases are related and should be tried together. Analog Devices has individually settled their claims with Townshend. A claim construction hearing on the patent issues was held on May 5, 2004, but no claim construction ruling has yet been issued by the court. The Company intends to vigorously pursue its claims and defend against the counterclaim.

     After we revised our revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of our common stock, purporting to represent a class of similarly aggrieved shareholders, filed lawsuits against us. The complaints allege that we issued misleading statements regarding our business and failed to disclose material facts during the alleged class period (January 23, 2002 through September 12, 2002). To date, eight putative class action lawsuits have been filed in the United States District Court, Northern District of California. These cases are: Daniel C. Rann v. ESS Technology, Inc., et al. (Case No. C02-4497), filed September 13, 2002; James W. Becker and Randy Bohart v. ESS Technology, Inc., et al. (Case No. C02-4695), filed September 27, 2002; Palmer Fauconnier v. ESS Technology, Inc., et al. (Case No. C02-4734), filed September 30, 2002; Mike Forrestal v. ESS Technology, Inc., et al. (Case No. C02-4739), filed September 30, 2002; Sandy Dorman v. ESS Technology, Inc., et al. (Case No. C02-4732), filed September 30, 2002; Patriot Shipping Corporation v. ESS Technology, Inc., et al. (Case No. C02-4749), filed October 1, 2002; Adam D. Saphier v. ESS Technology, Inc., et al. (Case No. C02-5028), filed October 17, 2002; and Mayer Abramowitz v. ESS Technology, Inc., et al. (Case No. C02-5354), filed on November 7, 2002. These actions have been consolidated and are proceeding as a single action under the caption “In re ESS Technology Securities Litigation.” The plaintiffs are seeking unspecified damages for the class and unspecified costs and expenses. On May 20, 2003, the plaintiffs filed an amended complaint. We filed a motion to dismiss on June 18, 2003, which was granted by the court on October 3, 2003. The plaintiffs were granted leave to amend, and filed their second amended consolidated complaint on November 3, 2003. We filed our second motion to dismiss on December 18, 2003, which the court heard on March 19, 2004. The court issued a tentative ruling granting ESS’ motion to dismiss with prejudice, however as of June 30, 2004, the court had not yet issued a final ruling on the motion. Discovery remains on hold and no trial date has been set.

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

     Although we believe that we and our officers and directors have meritorious defenses to both class action and the derivative suits and intend to defend these suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against these lawsuits may be costly and may require a significant commitment of time and resources by our senior management. Management believes that these lawsuits are subject to coverage under our directors’ and officers’ liability insurance policies, although to date our carriers have reserved their rights with respect to coverage for these claims. In the event of a determination adverse to us, either with respect to coverage or with respect to the underlying merits of the lawsuits, we may incur substantial monetary liability, which could have a material adverse effect on our financial position, results of operation and cash flows.

     The DVD Copy Control Association (DVD CCA) licenses the CSS anti-piracy system for use in DVD players. The Motion Picture Association of America (MPAA) filed suit in California Superior Court, Los Angeles County (Case No. BC 313276) against the Company on April 5, 2004, alleging that the Company had failed to ensure that all of its customers were duly licensed by DVD CCA. The MPAA plaintiffs requested an injunction against future sales to non-licensees, damages of no more than $100,000, and their attorneys’ fees. On June 25, 2004, the MPAA plaintiffs moved for a preliminary injunction against the Company, seeking to have the Company enjoined from selling DVD products to customers not licensed by DVD CCA. On July 12, 2004, the Company filed an opposition to the motion for an injunction, noting that its revised sales procedures prevented sales to non-licensees and that an injunction was not authorized under the law. On July 23, 2004, the court ruled that ESS must follow those revised procedures by selling only to DVD CCA licensees. The parties are currently in settlement discussions. If the parties are unable to reach a settlement, the Company believes it has meritorious defenses and intends to vigorously defend against the claims.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Programs	Programs (1) (2)
April 1, 2004 – April 30, 2004	—	—	—	5,202,000
May 1, 2004 – May 31, 2004	—	—	—	5,202,000
June 1, 2004 – June 30, 2004	—	—	—	5,202,000

Total	—	—	—

(1) We announced on August 8, 2002 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of June 30, 2004, we have approximately 202,000 shares available for repurchase under this program.

(2) We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of June 30, 2004, we had an aggregate 5.0 million shares available for repurchase under this program.

Items 3, 4 and 5 are not applicable for the reporting period and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated June 9, 2003, by and among Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2003.

2.2	Agreement and Plan of Merger, dated August 15, 2003, by and among Registrant, Divio Technologies, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2003.

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.56	Second Amendment to Loan Agreement dated June 5, 2004, by and between ESS Technology, Inc. and U.S. Bank National Association.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     On April 28, 2004, we furnished a Form 8-K under Item 12 to announce our consolidated financial results for the first quarter of fiscal year 2004, attaching unaudited consolidated financial statements for the first quarter of fiscal year 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)
Date: August 9, 2004	By:	/s/ Robert L. Blair
Robert L. Blair
President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ James B. Boyd
James B. Boyd
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated June 9, 2003, by and among Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2003.

2.2	Agreement and Plan of Merger, dated August 15, 2003, by and among Registrant, Divio Technologies, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2003.

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.56	Second Amendment to Loan Agreement dated June 5, 2004, by and between ESS Technology, Inc. and U.S. Bank National Association.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.