Form 10-Q
period 2004-09-30
ESS TECHNOLOGY INC
filed 2004-11-09
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

Yes [X] No [  ]

     As of October 27, 2004 the registrant had 39,567,942 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ESS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
	(In thousands)
ASSETS
Cash and cash equivalents	$57,806	$98,938
Short-term investments	55,322	65,908
Trade accounts receivable, net	36,057	49,326
Related party receivable — Vialta	182	281
Other accounts receivable	5,414	8,067
Inventories	57,091	33,546
Prepaid expenses and other current assets	6,139	2,959

Total current assets	218,011	259,025
Property, plant and equipment, net	23,796	24,629
Goodwill	43,789	43,789
Other intangible assets, net	7,901	11,510
Other assets	15,999	13,640

Total assets	$309,496	$352,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$56,440	$84,414
Income tax payable and deferred income taxes	28,939	29,390

Total current liabilities	85,379	113,804
Non-current deferred tax liability	10,939	11,708

Total liabilities	96,318	125,512

Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock	177,363	175,546
Accumulated other comprehensive income (loss) (Note 8)	(99)	929
Retained earnings	35,914	50,606

Total shareholders’ equity	213,178	227,081

Total liabilities and shareholders’ equity	$309,496	$352,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In thousands, except per share data)
Net revenues	$60,551	$48,067	$213,387	$112,210
Net revenues from related party — Vialta	60	176	782	195

Total net revenues	60,611	48,243	214,169	112,405
Cost of revenues	64,504	33,281	171,756	77,639

Gross profit (loss)	(3,893)	14,962	42,413	34,766
Operating expenses:
Research and development	9,017	10,090	28,848	23,676
In-process research and development	—	1,270	—	2,690
Selling, general and administrative	10,179	8,874	31,687	22,208

Operating loss	(23,089)	(5,272)	(18,122)	(13,808)
Non-operating income (loss), net	724	(659)	2,698	44,472

Income (loss) before income taxes	(22,365)	(5,931)	(15,424)	30,664
Provision for (benefit from) income taxes	(1,189)	(8,680)	(732)	14,127

Net income (loss)	$(21,176)	$2,749	$(14,692)	$16,537

Net income (loss) per share:
Basic	$(0.54)	$0.07	$(0.37)	$0.42

Diluted	$(0.54)	$0.07	$(0.37)	$0.40

Shares used in calculating net income (loss) per share:
Basic	39,529	38,694	39,425	39,669

Diluted	39,529	40,579	39,425	40,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(14,692)	$16,537
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,662	4,489
Loss on sale of property, plant and equipment	12	3
Gain from sale of investments	(192)	(32)
Acquired in-process research and development	—	2,690
Write-down of investments	—	1,986
Non-employee stock options	88	—
Gain on MediaTek settlement	—	(45,000)
Changes in assets and liabilities, net of acquisition related amounts:
Accounts receivable, net	15,922	(8,612)
Related party receivable — Vialta	99	(179)
Receivable — MediaTek	—	(5,000)
Inventories	(23,545)	5,164
Prepaid expenses and other assets	(1,612)	1,084
Accounts payable and accrued expenses	(27,974)	8,935
Income tax payable and deferred income taxes	(707)	11,428

Net cash used in operating activities	(44,939)	(6,507)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(51,874)
Purchase of property, plant and equipment	(3,242)	(3,533)
Sale of property, plant and equipment	34	3
Purchase of short-term investments	(34,699)	(20,494)
Sale of short-term investments	45,044	26,062
Purchase of long-term investments	(5,176)	(5,000)

Net cash provided by (used in) investing activities	1,961	(54,836)

Cash flows from financing activities:
Repurchase of common stock	—	(29,301)
Issuance of common stock under employee stock purchase plan and stock option plans	1,846	1,405

Net cash provided by (used in) financing activities	1,846	(27,896)

Net decrease in cash and cash equivalents	(41,132)	(89,239)
Cash and cash equivalents at beginning of period	98,938	138,072

Cash and cash equivalents at end of period	$57,806	$48,833

Supplemental disclosure of cash flow information
Cash paid for income taxes	$(460)	$(2,878)
Cash refund for income taxes	$513	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS

      We design, develop and market highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers, and camera lens modules. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. Our imaging sensor chips utilize advanced Complimentary Metal Oxide Semiconductor (“CMOS”) sensor technology to capture an image for cellular camera phone applications. Our digital amplifiers boost the digital sound to a level required to drive loudspeakers, in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and television sets. Our camera lens modules provide camera capabilities to electronic devices such as cellular phones and Personal Digital Assistants (“PDAs”). We have also developed and marketed encoding processors to address the growing demand for digital video recorders (“DVRs”) and recordable DVD players. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, other communication devices, and PC audio products. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Japan, Korea, Turkey and Singapore. We employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See Item 2, “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

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

     The condensed consolidated financial statements include the financial statements of ESS Technology, Inc. and all of its subsidiaries. The financial condition and results of operations for the three months ended and nine months ended September 30, 2004 and 2003 include the results of acquired subsidiaries from the effective date of their respective acquisitions. All significant intercompany transactions and balances are eliminated in consolidation.

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

     The Purchase Plan permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. The Purchase Plan, as most recently amended on May 29, 2003, authorizes the aggregate issuance of 1,425,000 shares under the Purchase Plan. As of September 30, 2004, 893,210 shares have been issued under the Purchase Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss)
As reported	$(21,176)	$2,749	$(14,692)	$16,537
Stock-based employee compensation expense determined under fair-value-based method, net of tax	(3,116)	(2,450)	(10,119)	(7,045)

Pro forma net income (loss)	$(24,292)	$299	$(24,811)	$9,492

Net income (loss) per share — basic:
As reported	$(0.54)	$0.07	$(0.37)	$0.42
Pro forma	$(0.61)	$0.01	$(0.63)	$0.24
Net income (loss) per share — diluted:
As reported	$(0.54)	$0.07	$(0.37)	$0.40
Pro forma	$(0.61)	$0.01	$(0.63)	$0.23

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

     Amortization expenses related to those identifiable intangible assets were $519,000 for the three months ended September 30, 2004 and $1,557,000 for the nine months ended September 30, 2004. The following table summarizes the annual amortization expenses through 2006:

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

     Amortization expenses related to these identifiable intangible assets were $668,000 and $2,004,000 for the three months ended and nine months ended September 30, 2004, respectively. The following table summarizes the annual amortization expenses through 2006:

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

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
	(In thousands, except per share data)
Total revenues	$47,759	$116,129
Operating loss	$(5,589)	$(30,269)
Net income (loss)	$2,629	$(539)
Net income (loss) per share:
Basic	$0.07	$(0.01)
Diluted	$0.06	$(0.01)

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

NOTE 4. BALANCE SHEET COMPONENTS

	September 30,	December 31,
	2004	2003
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$21,463	$27,318
U.S. government and corporate debt securities	36,343	71,620

	$57,806	$98,938

Short-term investments:
U.S. government and corporate debt securities	$55,322	$65,908

Trade accounts receivable, net:
Trade accounts receivable	$37,047	$50,316
Less: Allowance for doubtful accounts	(990)	(990)

	$36,057	$49,326

Inventories:
Raw materials	$16,102	$1,735
Work-in-process	11,299	9,516
Finished goods	29,690	22,295

	$57,091	$33,546

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	24,630	24,139
Machinery and equipment	35,833	34,406
Furniture and fixtures	20,021	18,754

	83,344	80,159
Less: Accumulated depreciation and amortization	(59,548)	(55,530)

	$23,796	$24,629

     For the three months ended September 30, 2004 and 2003, depreciation expenses were approximately $1.4 million and $1.0 million, respectively. For the nine months ended September 30, 2004 and 2003, depreciation expenses were approximately $4.1 million and $3.0 million, respectively.

	September 30,	December 31,
	2004	2003
	(In thousands)
Other assets:
Investments — Best Elite (Note 6)	$10,000	$5,000
Investments — other	3,025	4,075
Other	2,974	4,565

	$15,999	$13,640

Accounts payable and accrued expenses:
Accounts payable	$14,518	$47,672
Accrued compensation costs	6,953	6,887
Accrued commission and royalties	12,220	12,290
Deferred revenue related to distributor sales, net of deferred cost of goods sold	6,653	8,229
Accrued purchase order commitments	9,155	368
Other accrued liabilities	6,941	8,968

	$56,440	$84,414

     We include warranty reserve under other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table shows the details of the product warranty accrual, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the three months ended and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Beginning balance	$769	$656	$800	$550
Accruals for warranties issued during the period	72	—	152	342
Settlements made during the period	(199)	(41)	(310)	(277)

Ending balance	$642	$615	$642	$615

NOTE 5. MARKETABLE SECURITIES

     The amortized costs and estimated fair value of securities available-for-sale as of September 30, 2004 and December 31, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2004	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$406	$—	$—	$406
Municipal bonds	50,767	—	(22)	50,745
Corporate debt securities	16,672	—	(261)	16,411
Corporate equity securities	2,802	786	(563)	3,025
Government agency bonds	24,609	—	(100)	24,509

Total available-for-sale	$95,256	$786	$(946)	$95,096

Cash Equivalents				$36,749
Short-term marketable securities				55,322
Long-term marketable securities				3,025

				$95,096

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2003	Cost	Gains	(Loss)	Fair Value
		(In thousands)
Money market accounts	$10,486	$—	$—	$10,486
Municipal bonds	64,120	26	—	64,146
Corporate debt securities	62,575	24	(21)	62,578
Corporate equity securities	2,626	1,618	(169)	4,075
Government agency bonds	10,784	20	—	10,804

Total available-for-sale	$150,591	$1,688	$(190)	$152,089

Cash Equivalents				$82,106
Short-term marketable securities				65,908
Long-term marketable securities				4,075

				$152,089

     The contractual maturities of debt securities classified as available-for-sale as of September 30, 2004 regardless of the consolidated balance sheet classification are as follows:

September 30, 2004	Estimated Fair Value
(In thousands)
Maturing 90 days or less from purchase	$36,343
Maturing between 90 days and one year from purchase	26,459
Maturing more than one year from purchase	28,863

Total available-for-sale debt securities	$91,665

     Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the three months ended September 30, 2004 and 2003 were not material to our financial position or results of operations.

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

NOTE 7. INVENTORY PROVISION

     During the quarter ended September 30, 2004, we recorded a $19.4 million charge to cost of revenues, including approximately $8.7 million representing accrued purchase order commitments recorded as other accrued liabilities. The charges were due to certain excess or obsolete video recording, DVD and digital imaging products.

     During the three months period ended September 30, 2004, we experienced a lower than expected demand for our video recording products. Consequently, inventories built earlier in the year in anticipation of the fast growth of this new market exceeded requirements for the period. In accordance with our inventory reserve policy, we took a $8.1 million reserve for these products.

     In the same period, we experienced reduced market demand for DVD products. To maintain our market position and in anticipation of our lower-cost 2005 DVD products, we significantly reduced our prices to be more competitive. According, we took a $9.3 million lower of cost or market reserve for certain of our DVD product inventories.

     Lastly, we have written off an additional $2.0 million for certain custom and older digital imaging products for which we anticipate no demand.

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized gain (loss) on marketable securities. Total comprehensive loss was $20.8 million and total comprehensive income $2.7 million for the three months ended September 30, 2004 and 2003, respectively. Total comprehensive loss was $15.7 million and total comprehensive income $16.4 million for the nine months ended September 30, 2004 and 2003, respectively. The following table reconciles net income (loss) to comprehensive income (loss) for the three months ended and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In thousands)
Net income (loss)	$(21,176)	$2,749	$(14,692)	$16,537
Change in unrealized gain (loss) on marketable equity securities	347	(39)	(1,028)	(103)

Total comprehensive income (loss)	$(20,829)	$2,710	$(15,720)	$16,434

NOTE 9. NON-OPERATING INCOME (LOSS), NET

     The following table lists the major components of non-operating income (loss) for the three months ended and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Licensing fee from MediaTek settlement	$—	$—	$—	$45,000
Legal fee related to MediaTek settlement	—	—	—	(515)
Consulting fees to obtain Taiwanese tax exemption	—	(1,500)	—	(1,500)
Interest income	486	472	1,519	1,894
Write-down of investment	—	—	—	(1,986)
Vialta rental income	130	128	377	1,054
Other	108	241	802	525

Total non-operating income (loss)	$724	$(659)	$2,698	$44,472

MediaTek Settlement

     On June 11, 2003, we entered into a License Agreement and Mutual Release (the “Settlement Agreement”) with MediaTek Incorporation relating to a copyright infringement lawsuit. Under the terms of the Settlement Agreement, both parties terminated all claims against each other and MediaTek received a non-exclusive worldwide license of our proprietary DVD user interface and other key DVD software. Under the Settlement Agreement, MediaTek paid us a one-time license fee of $45.0 million related to sales of certain DVD products and is required to pay ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. The maximum total payments under the Settlement Agreement are $90.0 million. Income from MediaTek royalty payments resulting from sales of products utilizing the licensed technology is reported as revenues based on the number of units sold. During the three months ended September 30, 2004, $5.0 million in revenues were recognized from MediaTek royalty payments. During the nine months ended September 30, 2004, $15.0 million in revenues were recognized from MediaTek royalty payments.

Write-down of Investment

     In March 2002, we invested approximately $4.2 million in Broadmedia, Inc.(“Broadmedia”). In May 2003, the merger between Broadmedia/Archtek and C-Com Corporation, a publicly traded company in Taiwan, was approved by the shareholders of both companies. In connection with the merger between these two companies, ESS would receive C-Com common stock in exchange for its investment in Broadmedia. During the nine months ended September 30, 2003, we recorded a pre-tax non-operating loss of $2.0 million to reflect the decrease in fair market value of our investment in Broadmedia.

NOTE 10. INCOME TAXES

      Our effective tax rate was 5.3% for the three months ended September 30, 2004. The tax rate for the current quarter was lower than the statutory federal rate primarily due to tax credits and favorable tax adjustments of $1.8 million from the expiration of certain statutes of limitations and a claimed loss benefit carry backward. Our effective tax rate was 146% for the three months ended September 30, 2003, which was higher than the statutory federal rate primarily due to the various income and withholding taxes accured during the period for the one-time $45.0 million license fee payment under the MediaTek settlement.

     Our effective tax rate was 4.7% for the nine months ended September 30, 2004. The tax rate was lower than the statutory federal rate primarily due to tax credits and favorable tax adjustments of $1.8 million from the expiration of certain statutes of limitations and a claimed loss benefit carry backward. Our effective tax rate was 46% for the nine months ended September 30, 2003, which was higher than the statutory federal rate primarily due to the various income and withholding taxes accrued during the period for the one-time $45.0 million license fee payment under the MediaTek settlement.

NOTE 11. NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires us to report both basic net income (loss) per share, which is based on the weighted average number of common stock outstanding, and diluted net income (loss) per share, which is based on the weighted average number of common stock outstanding and all dilutive potential common stock outstanding. A reconciliation of basic and diluted net income (loss) per share is presented below:

	Three Months Ended September 30,
	2004			2003
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)
Basic net income (loss) per share	$(21,176)	39,529	$(0.54)	$2,749	38,694	$0.07
Effects of dilutive securities:
Stock options	—	—	—	—	1,885	—

Diluted net income (loss) per share	$(21,176)	39,529	$(0.54)	$2,749	40,579	$0.07

	Nine Months Ended September 30,
	2004			2003
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)
Basic net income (loss) per share	$(14,692)	39,425	$(0.37)	$16,537	39,669	$0.42
Effects of dilutive securities:
Stock options	—	—	—	—	1,256	—

Diluted net income (loss) per share	$(14,692)	39,425	$(0.37)	$16,537	40,925	$0.40

     For the three months ended September 30, 2004 and 2003, there were options to purchase approximately 9,443,238 and 3,502,464 shares, respectively, of common stock with exercise prices greater than the average market value of such common stock during the period. For the nine months ended September 30, 2004 and 2003, there were options to purchase approximately 9,201,087 and 4,143,629 shares, respectively, of common stock with exercise prices greater than the average market value of such common stock during the period. These options were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

NOTE 12. BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF CERTAIN RISKS

Business Segment

     We operate in one reportable business segment: the semiconductor segment. We design, develop, support and market highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers and camera lens modules.

     The following table summarizes revenues for the three months and nine months ended September 30, 2004 and 2003 by major product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
DVD	57%	40%	53%	42%
VCD	27%	39%	28%	44%
Digital imaging	—	6%	7%	3%
Recordable products	3%	10%	3%	4%
Royalty	8%	—	7%	—
Other	5%	5%	2%	7%

Total	100%	100%	100%	100%

     DVD revenue includes revenue from sales of DVD decoder chips. VCD revenue includes revenue from sales of VCD and SVCD chips. Digital imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules. Recordable revenue includes revenue from sales of integrated encoder and decoder chipsets. Royalty revenue consists of MediaTek royalty payments.

Significant Customers

     We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. During the three months ended September 30, 2004, in addition to Dynax Electronics (HK) LTD (“Dynax Electronics”) as described below, one customer accounted for 11% of net revenues. During the three months ended September 30, 2003, Dynax Electronics was our only customer that accounted for more than 10% of our net revenues. During the nine months ended September 30, 2004 and 2003, except for Dynax Electronics, no other single customer accounted for more than 10% of net revenues.

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

     The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through Dynax Electronics:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2003
		(In thousands, except percentage data)
Net revenues	$60,611	$76,813	$76,745	$82,868	$48,243
Net revenues from Dynax Electronics	$31,327	$42,154	$37,347	$48,673	$30,118
Percentage of net revenues from Dynax Electronics	52%	55%	49%	59%	62%

     The following table summarizes percentage of our trade accounts receivable from Dynax Electronics as of each of the following dates:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2003
		(In thousands, except percentage data)
Trade accounts receivable	$37,047	$35,193	$40,287	$50,316	$38,958
Trade accounts receivable from Dynax Electronics	$18,549	$22,474	$24,289	$36,605	$30,866
Percentage of trade accounts receivable from Dynax Electronics	50%	64%	60%	73%	79%

     During the quarters ended September 30, 2004 and 2003 and during the nine months ended September 30, 2004 and 2003, except for our distributor, Dynax Electronics, no other single customer accounted for more than 10% of our trade accounts receivable.

NOTE 13. RELATED PARTY TRANSACTIONS WITH VIALTA, INC.

     In August 2001, we completed the spin-off of our majority-owned subsidiary, Vialta, Inc. (“Vialta”), to our shareholders. Vialta develops and markets consumer electronics products. We continue to sell semiconductors, lease a facility and provide certain services to Vialta. The following is a summary of major transactions between Vialta and us for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Products sales to Vialta	$60	$176	$782	$195
Facility lease charges to Vialta	130	128	377	1,054
Other charges, net	2	12	12	62

Total charges to Vialta, net of charges from Vialta	$192	$316	$1,171	$1,311

     As of September 30, 2004, we had a receivable from Vialta of $182,000.

     Fred S.L. Chan, our Chairman of the Board of Directors, also serves as the Chairman of the the Board for Vialta. Each company compensates Fred S.L. Chan separately.

NOTE 14. STOCK REPURCHASE

     As of September 30, 2004, there is board authorization to repurchase up to 5.2 million shares of our common stock. During the three months ended and nine months ended September 30, 2004, we did not repurchase any shares. During the three months ended September 30, 2003, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2003, we repurchased 4,859,936 shares of our common stock for an aggregate price of $29.3 million. Upon repurchase, these shares were retired and no longer deemed outstanding.

NOTE 15. COMMITMENTS AND CONTINGENCIES

     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of September 30, 2004:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (2)
	(In thousands)
Operating Lease Obligations	$4,609	$2,982	$1,606	$21	$—
Purchase Obligations (1)	26,857	26,857	—	—	—

Total	$31,466	$29,839	$1,606	$21	$—

(1)	Includes approximately $24.2 million under our non-cancelable inventory purchase commitments, with $9.2 million purchase order commitments recorded as other accrued liabilities, as of September 30, 2004. Under these contractual agreements, we may order inventories from time to time, depending on our needs. There is no termination date to these agreements. See note 4, “Balance Sheet Components.” Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of September 30, 2004, commitments under these arrangements totaled $2.6 million.

(2)	There are no material contractual obligations extending beyond 2006.

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

     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of September 30, 2004.

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

NOTE 16. CREDIT FACILITY

      Since July 22, 2002, we have had a $10.0 million unsecured line of credit with U.S. Bank National Association. Under the terms of the agreement, subject to our compliance with the covenants to maintain certain financial ratios and operating results, we could borrow at a variable LIBOR rate plus 1.5% or prime rate. As of September 30, 2004 and the date of this Report, there were no borrowings under this line of credit. Due to the loss incurred in the three months ended September 30, 2004, on September 30, 2004 we were not in compliance with the fixed charge coverage ratio covenant under the line of credit. After assessing the Company’s need for the line of credit, on November 9, 2004, we terminated this agreement, which was originally scheduled to expire on June 5, 2007. We did not incur any material early termination penalties in connection with the termination of this agreement.

NOTE 17. RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2004, the Emerging Issues Task Force (“EITF”) issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earning per share by a company that has issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We adopted EITF 03-06 during the quarter ended June 30, 2004. The adoption of EITF 03-06 did not have a material impact on our financial position or results of operations.

     At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01,“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The implementation of the recognition and measurement guidance provisions has been delayed. The Company will evaluate the effect of adopting EITF 03-01 on its results of operations once the final guidance is issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, in “Factors that May Affect Future Results” below and elsewhere in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning the future of our industry, our product development, our business strategy, our future acquisitions, the continued acceptance and growth of our products, and our significant customers and distributors. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors including those discussed in “Factors that May Affect Future Results” below and elsewhere in this Report. In some cases, these statements can be identified by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” other similar words or the negative of such words. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, they may be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by us or any other person that the results or conditions described in such statements will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “Company,” “we,” “us,” “our,” and similar terms refer to ESS Technology, Inc. and its subsidiaries, unless the context otherwise requires.

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

     For further discussion of our critical accounting policies and estimates, see Note 2, “ Basis of Presentation,” in Item 1 of this Report and Management’s Discussion and Analysis of Financial Condition and the Results of Operation in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     The estimates of future demand, forecasted sales prices and market conditions used in the valuation of inventories form the basis for our published and internal revenue forecast. If actual results are substantially lower than the forecast, we may be required to record additional write-downs of product inventories in future periods and this may have a negative impact on gross margins. This risk is particularly acute in our digital imaging business, which currently has few customers and low sales volume.

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

Recent Accounting Pronouncements

     See Note 17, “ Recent Accounting Pronouncements,” in Item 1 for disclosure of the recently issued accounting pronouncements that may impact our financial statements in the future.

EXECUTIVE OVERVIEW

      We design, develop and market highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers, and camera lens modules. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. Our imaging sensor chips utilize advanced Complimentary Metal Oxide Semiconductor (“CMOS”) sensor technology to capture an image for cellular camera phone applications. Our digital amplifiers boost the digital sound to a level required to drive loudspeakers, in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and television sets. Our camera lens modules provide camera capabilities to electronic devices such as cellular phones and Personal Digital Assistants (“PDAs”). We have also developed and marketed encoding processors to address the growing demand for digital video recorders (“DVRs”) and recordable DVD players. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, other communication devices, and PC audio products. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Japan, Korea, Turkey, and Singapore. We employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a limited number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See “Factors That May Affect Future Results — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

     We were incorporated in California in 1984 and became a public company in 1995. Effective August 21, 2001, we spun off our majority-owned subsidiary, Vialta, Inc., which was established in April 1999. See Item 1, Note 13, “Related Party Transactions with Vialta, Inc.” On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”). On August 15, 2003, we acquired 100% of the outstanding shares of Divio, Inc., a California corporation (“Divio”). See Item 1, Note 3, “Significant Business Combinations.”

     Our financial results for the quarter ended September 30, 2004 were impacted by the fact that worldwide video and audio processor chips demand did not materialize as we had expected. Specifically, demand growth for video recording products has been slower than we had expected. Consequently, the inventories built earlier this year in anticipation of the fast growth of this product line were higher than necessary, resulting in a reserve for the excess inventories. Further, the lower than expected demand for all DVD products required us to reduce our prices to compete and maintain our market position. Accordingly, we have taken an additional inventory reserve to reflect lower anticipated selling prices of our DVD inventory.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended September 30,				Q3 04 over Q3 03
	2004		2003		% of Change
		(In thousands, except percentage data)
Net revenues	$60,611	100%	$48,243	100%	25.6%
Cost of revenues	64,504	106.4	33,281	69.0	93.8%

Gross profit (loss)	(3,893)	(6.4)	14,962	31.0	(126.0)%
Operating expenses:
Research and development	9,017	14.9	10,090	20.9	(10.6)%
In-process research and development	—		1,270	2.6	(100.0)%
Selling, general and administrative	10,179	16.8	8,874	18.4	14.7%

Operating loss	(23,089)	(38.1)	(5,272)	(10.9)	(338.0)%
Non-operating income (loss), net	724	1.2	(659)	(1.4)	209.9%

Loss before income taxes	(22,365)	(36.9)	(5,931)	(12.3)	(277.1)%
Benefit from income taxes	(1,189)	(2.0)	(8,680)	(18.0)	86.3%

Net income (loss)	$(21,176)	(34.9)%	$2,749	5.7%	(870.3)%

Net Revenues

     Net revenues were $60.6 million for the three months ended September 30, 2004, an increase of $12.4 million, or 25.6%, compared to $48.2 million for the three months ended September 30, 2003, primarily due to the increases in DVD, royalty, other products revenues, and partially offset by the decreases in recordable, digital imaging and VCD revenues.

     The following table summarizes revenues by major product category:

	Three Months Ended September 30,		Q3 04 over Q3 03
	2004	2003	% of Change
DVD	57%	40%	81.4%
VCD	27%	39%	(13.0%)
Digital imaging	—	6%	(98.5%)
Recordable products	3%	10%	(65.9%)
Royalty	8%	—	—
Other	5%	5%	21.1%

Total	100%	100%	25.6%

     DVD revenue includes revenue from sales of DVD decoder chips. DVD revenue was $34.8 million for the three months ended September 30, 2004, an increase of $15.6 million, or 81.4%, from revenue of $19.2 million for the three months ended September 30, 2003, primarily due to higher sales volume, especially of Vibratto II products introduced in 2003, and partially offset by lower overall average selling price (“ASP”). For the three months ended September 30, 2004, sales volume increased by 175.2% and ASP decreased by 34.2% from the three months ended September 30, 2003.

     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $16.2 million for the three months ended September 30, 2004, a decrease of $2.4 million, or 13.0%, from revenue of $18.6 million for the three months ended September 30, 2003, primarily due to lower sales volume. For the three months ended September 30, 2004, sales volume decreased by 11.3%.

     Digital imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules, which are product lines we acquired through Pictos in June 2003. Digital imaging revenue was $46.4 thousand for the three months ended September 30, 2004, a decrease of $3.1 million, or 98.5%, from revenue of $3.1 million. We discontinued digital still camera products in July 2004 to concentrate our resources on the higher growth opportunities in the camera phone and recordable markets.

     Recordable revenue includes revenue from sales of integrated encoder and decoder chips, and encoder and decoder chips sold together as a chipset. Recordable revenue was $1.7 million for the three months ended September 30, 2004, a decrease of $3.2 million, or 65.9%, from revenue of $4.9 million for the three months ended September 30, 2003, primarily due to lower sales volume and lower ASPs. For the three months ended September 30, 2004, sales volume decreased by 54.2% and ASP decreased by 25.5% from the three months ended September 30, 2003.

     Royalty revenue consists of MediaTek royalty payments. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek is obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. Royalty revenue was $5.0 million for the three months ended September 30, 2004. As of September 30, 2003, no revenues had been recognized from MediaTek royalty payments.

     Other revenue includes revenue from PC Audio, communication, consumer digital media and other products. Other revenue was $2.9 million for the three months ended September 30, 2004, an increase of $0.5 million, or 21.1%, from revenue of $2.4 million for the three months ended September 30, 2003, primarily due to higher ASP and partially offset by lower sales volume. For the three months ended September 30, 2004, ASP increased by 68.5% and sales volume decreased by 28.1% from the three months ended September 30, 2003.

     International revenue accounted for approximately 98.6% of net revenues for the three months ended September 30, 2004 and 99.6% of net revenues for the three months ended September 30, 2003. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the future.

Gross Profit (Loss)

      Gross loss was $3.9 million, or (6.4)% of net revenues, for the three months ended September 30, 2004, compared to gross profit of $15.0 million, or 31.0% of net revenues, for the three months ended September 30, 2003. Gross loss for the three months ended September 30, 2004 included a net $19.4 million inventories-related charge. This amount consists, in part, of reserves for excess or obsolete inventory of approximately $8.1 million for our recordable products and $2.0 million for our digital imaging products. In addition, due to anticipated decreases in the ASP for certain of our Vibratto II DVD products we have provided $9.3 million of lower of cost or market reserves for these products. See Item 1, Note 7, “Inventory Provision”. Gross loss for the third quarter of 2004 includes $5.0 million of MediaTek royalty revenue at 100% gross margin. No royalty revenue was recognized in the third quarter of 2003. Gross profit for the three months ended September 30, 2003 benefited from a $1.2 million reserve release due to the sale of products that had previously been fully reserved.

     Excluding the effects of royalty income, inventory reserves, and a $1.2 million nonrecurring credit resulting from a decrease in an inventory related accrual, gross profit as a percentage of net revenues for the three months ended September 30, 2004 was 16.8%, compared to 28.5% for the same period last year. The decreased gross margin is primarily a result of lower ASPs for DVD products and an increase in manufacturing overhead expenses. ASPs for DVD products are expected to decrease for at least the remainder of 2004. Due to decreased actual and anticipated revenue, manufacturing activities were substantially reduced during the three months ended September 30, 2004. As a result, substantially all fixed overhead costs of approximately $3.2 million were expensed. This unfavorable overhead variance is expected to be only marginally lower in the fourth quarter of 2004.

     As a result of intense competition in our markets, we expect the overall ASP for all of our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in 2005, we must achieve higher units volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development Expenses

     Research and development expenses were $9.0 million, or 14.9% of net revenues, for the three months ended September 30, 2004 compared to $10.1 million, or 20.9% of net revenues, for the three months ended September 30, 2003. The $1.1 million, or 10.6%, decrease in research and development for the three months ended September 30, 2004 was primarily due to $0.8 million decrease in salaries and fringe benefits due to lower headcount resulting from the discontinuation of our digital still camera research and development unit and $0.7 million decrease in mask set expenses due to product delays, partially offset by $0.4 million increase in engineering expenses related to camera phone products.

In-process Research and Development Expenses

     In-process research and development expenses for the three months ended September 30, 2003 consist of $1.3 million, or 2.6% of net revenues. The expense was in-process research and development related to the encoding products acquired from Divio. No in-process research and development expenses were recorded in the three month ended September 30, 2004.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $10.2 million, or 16.8% of net revenues, for the three months ended September 30, 2004 compared to $8.9 million, or 18.4% of net revenues, for the three months ended September 30, 2003. The $1.3 million, or 14.7%, increase in selling, general and administrative expenses for the three month ended September 30, 2004 was primarily due to $1.1 million increase in legal expenses related to license fee settlement, $0.4 million increase in salaries and fringe benefits due to higher headcount in Asia, $0.5 million reserve for facilities consolidations related to the discontinuation of our digital still camera unit. These increases were partially offset by $0.4 million decrease in insurance expense due to lower director and officer insurance premiums.

Non-operating Income (Loss), Net

     Net non-operating income was $0.7 million for the three months ended September 30, 2004 compared to net non-operating loss of $0.7 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, net non-operating income mainly consisted of interest income of $0.5 million, rental income of $0.1 million from Vialta and other income of $0.1 million. For the three months ended September 30, 2003, net non-operating loss consisted primarily of interest income of $0.5 million and rental income of $0.1 million from Vialta, offset by the $1.5 million expense related to the Taiwanese withholding tax exemption filing for the MediaTek settlement payments.

Benefit from Income Taxes

      Our effective tax rate was 5.3% for the three months ended September 30, 2004. The tax rate for the current quarter was lower than the statutory federal rate primarily due to tax credits and favorable tax adjustments of $1.8 million from the expiration of certain statutes of limitations and a claimed loss benefit carry backward. Our effective tax rate was 146% for the three months ended September 30, 2003, which was higher than the statutory federal rate primarily due to the various income and withholding taxes accrued during the period for the one-time $45.0 million license fee payment under the MediaTek settlement.

Net Income (Loss)

     Net loss was $21.2 million from the three months ended September 30, 2004 compared to net income of $2.7 million for the three months ended September 30, 2003. Net income (loss) decreased by $23.9 million from three months ended September 30, 2003, primarily due to the $19.4 million of inventory reserve and the $3.2 million unfavorable manufacturing overhead absorption, partially offset by the $1.2 million reversal of accrued expenses.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

     The following table sets forth certain operating data as a percentage of net revenues:

	Nine Months Ended September 30,				Q3 04 over Q3 03
	2004		2003		% of Change
		(In thousands, except percentage data)
Net revenues	$214,169	100%	$112,405	100%	90.5%
Cost of revenues	171,756	80.2	77,639	69.1	121.2%

Gross profit	42,413	19.8	34,766	30.9	22.0%
Operating expenses:
Research and development	28,848	13.5	23,676	21.1	21.8%
In-process research and development	—	—	2,690	2.4	(100.0)%
Selling, general and administrative	31,687	14.8	22,208	19.7	42.7%

Operating loss	(18,122)	(8.5)	(13,808)	(12.3)	(31.2)%
Non-operating income, net	2,698	1.3	44,472	39.6	(93.9)%

Income (loss) before income taxes	(15,424)	(7.2)	30,664	27.3	(150.3)%
Provision for (benefit from) income taxes	(732)	(0.3)	14,127	12.6	(105.2)%

Net Income (loss)	$(14,692)	(6.9)%	$16,537	14.7%	(188.8)%

Net Revenues

     Net revenues were $214.2 million for the nine months ended September 30, 2004, an increase of $101.8 million, or 90.5%, compared to $112.4 million for the nine months ended September 30, 2003, primarily due to the increases in DVD, digital imaging, VCD, recordable revenues, royalty revenues and partially offset by the decrease in other products.

     The following table summarizes revenues by major product category:

	Nine Months Ended September 30,		Q3 04 over Q3 03
	2004	2003	% of Change
DVD	53%	42%	141.2%
VCD	28%	44%	20.0%
Digital imaging	7%	3%	331.5%
Recordable products	3%	4%	17.2%
Royalty	7%	—	—
Other	2%	7%	(14.7)%

Total	100%	100%	90.5%

     DVD revenue includes revenue from sales of DVD decoder chips. DVD revenue was $112.9 million for the nine months ended September 30, 2004, an increase of $66.1 million, or 141.2%, from revenue of $46.8 million for the nine months ended September 30, 2003, primarily due to higher sales volume, especially of Vibratto II products introduced in 2003, and partially offset by lower overall ASP. For the nine months ended September 30, 2004, sales volume increased by 252.9% and ASP decreased by 31.8% from the nine months ended September 30, 2003.

     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $59.4 million for the nine months ended September 30, 2004, an increase of $9.9 million, or 20.0%, from revenue of $49.5 million for the nine months ended September 30, 2003, due to increases in sales volume and ASP. For the nine months ended September 30, 2004, sales volume increased by 3.1% and ASP increased by 16.5% from the nine months ended September 30, 2003.

     Digital imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules, which are product lines we acquired through Pictos in June 2003. Digital imaging revenue was $14.3 million for the nine months ended September 30, 2004, an increase of $11.0 million, or 331.5% from revenue of $3.3 million for the nine months ended September 30, 2003 due primarily to higher sales volume and overall ASP. For the nine months ended September 30, 2004, sales volume increased by 127.5% and ASP increased by 89.7% from the nine months ended September 30, 2003. We discontinued digital still camera products in July 2004 to concentrate our resources on the higher growth opportunities in the camera phone and recordable markets.

     Recordable revenue includes revenue from sales of integrated encoder and decoder chips, and encoder and decoder chips sold together as a chipset. Recordable revenue was $6.1 million for the nine months ended September 30, 2004, an increase of $0.9 million, or 17.2%, from revenue of $5.2 million for the nine months ended September 30, 2003, primarily due to higher sales volume, although not to the level previously expected. For the nine months ended September 30, 2004, sales volume increased by 44.4% from the nine months ended September 30, 2003. We introduced our recordable products to the market during the first quarter of 2003.

     Royalty revenue consists of MediaTek royalty payments. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek is obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. Royalty revenue was $15.0 million for the nine months ended September 30, 2004. As of September 30, 2003, no revenues had been recognized from MediaTek royalty payments.

     Other revenue includes revenue from PC Audio, communication, consumer digital media and others. Other revenue was $6.5 million for the nine months ended September 30, 2004, a decrease of $1.1 million, or 14.7%, from revenue of $7.6 million for the nine months ended September 30, 2003, primarily due to lower sales volume. For the nine months ended September 30, 2004, sales volume decreased by 47.2% from the nine months ended September 30, 2003.

     International revenue accounted for approximately 98.9% of net revenues for the nine months ended September 30, 2004 and 99.5% for the nine months ended September 30, 2003. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the future.

Gross Profit

      Gross profit was $42.4 million, or 19.8% of net revenues, for the nine month ended September 30, 2004, compared to $34.8 million, or 30.9% of net revenues, for the nine months ended September 30, 2003. Gross profit for the nine months ended September 30, 2004 includes a net $22.0 million inventories-related charge. This amount consists, in part, of reserves for excess and obsolete inventory of approximately $8.3 million for our recordable products, $2.4 million increase for the complete reserve of inventory related to digital still camera products, and $2.0 million for other digital imaging products. In addition, due to anticipated decreases in the ASP of certain of our Vibratto II DVD products we have provided $9.3 million of lower of cost or market reserves for these products. See Item 1, Note 7, “Inventory Provision”. Gross profit for the nine months ended September 30, 2004 includes $15.0 million of MediaTek royalty revenue at 100% gross margin. No royalty revenue was recognized in the comparable period of 2003. Gross profit for the nine months ended September 30, 2003 benefited from a $4.5 million reserve release for the sale of products that had previously been fully reserved.

     Excluding the effects of royalty revenue and changes in the provision for excess and obsolete inventory, gross profit as a percentage of net revenues was 24.8% for the nine months ended September 30, 2004, compared to 26.9% for the same period last year. Gross margin decreased primarily due to a $3.3 million increase in unfavorable manufacturing overhead absorption and a $1.6 million increase in amortization of purchased technology.

     As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in 2005, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development Expenses

     Research and development expenses were $28.8 million, or 13.5% of net revenues, for the nine months ended September 30, 2004 compared to $23.7 million, or 21.1% of net revenues, for the nine months ended September 30, 2003. The $5.1 million, or 21.8%, increase in research and development for the nine months ended September 30, 2004 was primarily due to the research and development expenses of $5.5 million and $2.1 million from our subsidiaries Pictos and Divio which were acquired in June 2003 and August 2003, respectively, and partially offset by the $0.6 million decrease in acquisition related common stock compensation.

In-process Research and Development Expenses

     In-process research and development expenses for the nine months ended September 30, 2003 were $2.7 million, or 2.4% of net revenue. Of this amount, $1.4 million was in-process research and development expense related to digital imaging products acquired from Pictos and $1.3 million was in-process research and development expense related to encoding products acquired from Divio. No in-process research and development expenses were recorded for the nine months ended September 30, 2004.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $31.7 million, or 14.8% of net revenues, for the nine months ended September 30, 2004 compared to $22.2 million, or 19.7% of net revenues, for the nine months ended September 30, 2003. The $9.5 million, or 42.7%, increase in selling, general and administrative expenses for the nine months ended September 30, 2004 was primarily due to $4.8 million increase in legal expenses related to royalty agreements and general services, $2.5 million increase in salaries and fringe benefits due to higher headcount, $1.0 million increase in third party commission due to higher revenues, $0.7 million increase in technical infrastructure amortization expense related to Pictos and Divio acquisitions, $0.4 million increase in consulting and services for Sarbanes-Oxley Act compliance and product marketing services, $0.5 million reserve for facilities consolidations related to the discontinuation of our digital still camera unit, partially offset by $1.2 million decrease in general liability and director and insurance premiums. The overall increase in headcount was a result of staff increases in Asia and the Pictos and Divio acquisitions in June 2003 and August 2003, respectively.

Non-operating Income, Net

     Net non-operating income was $2.7 million for the nine months ended September 30, 2004 compared to $44.5 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, net non-operating income mainly consisted of interest income of $1.5 million, rental income of $0.4 million from Vialta and other income of $0.8 million. For the nine months ended September 30, 2003, net non-operating income consisted primarily of a license fee payment of $45.0 million from MediaTek, interest income of $1.9 million and rental income of $1.0 million from Vialta, partially offset by the $2.0 million write-off on our investment in Broadmedia, Inc., and the $1.5 million expense from the Taiwanese withholding tax exemption filing.

Provision for (benefit from) Income Taxes

     Our effective tax rate was 4.7% for the nine months ended September 30, 2004. The tax rate was lower than the statutory federal rate primarily due to tax credits and favorable tax adjustments of $1.8 million from the expiration of certain statutes of limitations and a claimed loss benefit carry backward. Our effective tax rate was 46% for the nine months ended September 30, 2003, which was higher than the statutory federal rate primarily due to the various income and withholding taxes accrued during the period for the one-time $45.0 million license fee payment under the MediaTek settlement.

Net Income (Loss)

     Net loss was $14.7 million for the nine months ended September 30, 2004 compared to net income of $16.5 million for the nine months ended September 30, 2003. Net income (loss) decreased by $31.2 million from nine months ended September 30, 2003, primarily due to the $45.0 million of license fee payment from MediaTek in June 2003, lower product margins, and higher operating expenses during the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At September 30, 2004, we had cash, cash equivalents and short-term investments of $113.1 million and working capital of $132.6 million. Since July 22, 2002, we have had a $10.0 million unsecured line of credit with U.S. Bank National Association. As of September 30, 2004 and the date of this Report, there were no borrowings under this line of credit. As of September 30, 2004 we were not in compliance with the fixed charge coverage ratio convenant under the line of credit. After assessing the company’s need for the line of credit, on November 9, 2004, we terminated this agreement, which was originally scheduled to expire on June 5, 2007.

     Net cash used in operating activities was $44.9 million for the nine months ended September 30, 2004 and net cash used in operating activities was $6.5 million for the nine months ended September 30, 2003. The net cash used in operating activities for the nine months ended September 30, 2004 was primarily attributable to an increase in inventories of $23.5 million, a decrease in accounts payable and accrued expenses of $28.0 million and net loss of $14.7 million, partially offset by depreciation and amortization of $7.7 million and a decrease in accounts receivable of $15.9 million. The net cash used in operating activities for the nine months ended September 30, 2003 was primarily attributable to gain on the MediaTek settlement of $45.0 million, an increase of MediaTek receivables of $5.0 million, an increase in accounts receivable of $8.6 million, partially offset by net income of $16.5 million, an increase in accounts payable and accrued expenses of $8.9 million, depreciation and amortization of $4.5 million, write-down of investments of $2.0 million, a decrease in inventories of $5.2 million, an expense for in-process research and development of $2.7 million, and an increase in income tax payable and deferred income taxes of $11.4 million.

     Net cash provided by investing activities was $2.0 million for the nine months ended September 30, 2004 and net cash used in investing activities was $54.8 million for the nine months ended September 30, 2003. The net cash provided by investing activities for the nine months ended September 30, 2004 was primarily attributable to the proceeds from sales of short-term investments of $45.0 million, partially offset by the purchase of short-term and long-term investments of $34.7 million and $5.2 million, respectively, and the purchase of property, plant and equipment of $3.2 million. The net cash used in investing activities for the nine months ended September 30, 2003 was primarily attributable to the net cash paid for the acquisitions of Pictos and Divio of $51.9 million, the purchase of property, plant and equipment of $3.5 million, the purchase of short-term and long-term investments of $20.5 million and $5.0 million, respectively, offset by proceeds from sales of short-term investments of $26.1 million.

     Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2004 and net cash used in financing activities was $27.9 million for the nine months ended September 30, 2003. The net cash provided by financing activities for the nine months ended September 30, 2004 was attributable to the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $1.8 million. The net cash used in financing activities for the nine months ended September 30, 2003 was primarily attributable to cash paid for repurchase of common stock of $29.3 million, partially offset by proceeds from the issuance of common stock under employee stock purchase plan and stock option plans of $1.4 million.

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

     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $ 3.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of September 30, 2004, together with funds expected to be generated by operations, and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.

Contractual Obligations, Commitments and Contingencies

     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of September 30, 2004:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (2)
			(In thousands)
Operating Lease Obligations	$4,609	$2,982	$1,606	$21	$—
Purchase Obligations (1)	26,857	26,857	—	—	—

Total	$31,466	$29,839	$1,606	$21	$—

(1)	Includes approximately $24.2 million under our non-cancelable inventory purchase commitments with $9.2 million purchase order commitments recorded as other accrued liabilities, as of September 30, 2004. Under these contractual agreements, we may order inventories from time to time, depending on our needs. There is no termination date to these agreements. See Item 1, Note 4, “Balance Sheet Components.” Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of September 30, 2004, commitments under these arrangements totaled $2.6 million.

(2)	There are no material contractual obligations extending beyond 2006.

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

     Our primary focus has been on developing products primarily for the consumer electronics market, including the consumer digital home entertainment market since the second half of 2001 and the image sensor and processor market since the second half of 2003. Currently, our sales of video system processor chips to the DVD and VCD (including VCD and SVCD) player markets account for a majority of our net revenues. We expect these products will continue to account for a significant portion of our net revenues for the foreseeable future. Given the current economic environment and other competing consumer electronics products, consumer spending on DVD players and cellular camera phones may not increase as expected or may even weaken or fall. Consequently, we continue to invest in new product lines for the consumer electronics market. Nonetheless, our strategy in the new markets may not be successful. If the markets for these products and applications decline or fail to develop as expected, or if we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

     Historically, our quarterly operating results have fluctuated significantly. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in a particular future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:

•	Charges related the net realizable value of inventories and/or excess inventories;

•	Changes in demand for our products;

•	Changes in the mix of products sold and our revenue mix;

•	Increasing pricing pressures and resulting reduction in the ASP of any or all of our products;

•	Gain or loss of significant customers;

•	Seasonal customer demand;

•	The cyclical nature of the semiconductor industry;

•	The timing of our and our competitors’ new product announcements and introductions and the market acceptance of new or enhanced versions of our and our customers’ products;

•	The timing of significant customer orders;

•	Loss of key employees which could impact sales or the pace of product development.

•	The “turns” basis of most of our orders, which makes backlog a poor indicator of the next quarter’s revenue;

•	The lead time we normally receive for our orders, which makes it difficult to predict sales until the end of the quarter;

•	Availability and cost of raw materials;

•	Significant increases in expenses associated with the expansion of operations;

•	Availability and cost of foundry capacity; and

•	A shift in manufacturing of consumer electronic products away from China.

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

     We currently place non-cancelable orders to purchase our products from independent foundries and other vendors on an approximately three-month rolling basis, while our customers generally place purchase orders (frequently with short lead times) with us that may be cancelled without significant penalty. Some of these customers may require us to demonstrate our ability to deliver in response to their short lead-time. In order to accommodate such customers, we may have to commit to certain inventories before we have a firm commitment from our customers. If anticipated sales and shipments in any quarter are cancelled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and we may be required to record significant inventory charges in our statement of operations in a particular period. In accordance with our accounting policy, we reduce the carrying value of our inventories for estimated slow-moving, excess, obsolete, damaged or otherwise unmarketable products by an amount that is the difference between cost and estimated market value based on forecasts of future demand and market conditions. As our business grows, we may increasingly rely on distributors, which may further impede our ability to accurately forecast product orders. Additionally, as our business grows by product variety, we may venture into new products the management of which inventory we are not accustom. In the quarter ended September 30, 2004, we recorded an inventory provision of $19.4 million and we may continue to experience these charges in future periods.

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

     We will continue to regularly consider the acquisition of other companies or the products and technologies of other companies to complement our existing product offerings, improve our market coverage and enhance our technological capabilities. There may be technologies that we need to acquire or license in order to remain competitive. However, we may not be able to identify and consummate suitable acquisitions and investments or be able to acquire them at costs that are competitive. Acquisitions and investments carry risks that could have a material adverse effect on our business, financial condition and results of operations, including:

•	The failure of the acquired products or technology to attain market acceptance, which may result from our inability to leverage such products and technology successfully;

•	The failure to integrate acquired products and business with existing products and corporate culture;

•	The inability to retain key employees from the acquired company;

•	Diversion of management attention from other business concerns;

•	The potential for large write-offs;

•	Issuances of equity securities dilutive to our existing shareholders;

•	The incurrence of substantial debt and assumption of unknown liabilities; and

•	Our ability to properly access and maintain an effective internal control environment over an acquired company, in order to comply with the recently adopted and pending public reporting requirements.

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

     Some of our significant projects include the development of a next generation DVD chip that will incorporate our servo technology and a recordable product that will incorporate our encoder technology. This will require a new architecture and a complete system on a chip design, which is extremely complex and may not be ultimately feasible. If we are unable to successfully develop this next generation DVD processor chip, or complete other significant research and development projects, our business, financial condition and results of operations could be materially adversely affected.

Our sales may fluctuate due to seasonality and changes in customer demand.

     Since we are primarily focused on the consumer electronics market, we are likely to be affected both by changes in consumer demand and by seasonality in the sales of our products. Historically, over half of consumer electronic products are sold during the holiday seasons. Consumer electronic product sales have historically been much higher during the holiday shopping seasons than during other times of the year, although the manufacturers’ shipments vary from quarter to quarter depending on a number of factors, including retail levels and retail promotional activities. In addition, consumer demand often varies from one product to another in consecutive holiday seasons, and is strongly influenced by the overall state of the economy. Because the consumer electronic market experiences substantial seasonal fluctuations, seasonal trends may cause our quarterly operating results to fluctuate significantly and our inability to forecast these trends may adversely affect the market price of our common stock. For instance, in the future, as ASPs for DVD products decline, customer demands for VCD products may shift to DVD products and ultimately render our VCD products, from which we enjoy a healthy product margin, obsolete. In the future, if the market for our products is not as strong during the holiday seasons, whether as a result of changes in consumer tastes or because of an overall reduction in consumer demand due to economic conditions, we may fail to meet expectation of securities analysts and investors which could cause our stock price to fall.

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

     Our products are designed to conform to current specific industry standards, however, we have no control over future modifications to these standards. Manufacturers may not continue to follow the current standards, which would make our products less desirable to manufacturers and reduce our sales. Our success is highly dependent upon our ability to develop new products in response to these changing industry standards.

Our products are subject to increasing pricing pressures.

     The markets for most of the applications for our chips are characterized by intense price competition. The willingness of OEMs to design our chips into their products depends, to a significant extent, upon our ability to sell our products at cost-effective prices. We expect the ASP of our existing products (particularly our DVD decoder chip products) to decline significantly over their product lives as the markets for our products mature, new products or technology emerge and competition increases. During the quarter ended September 30, 2004, we recorded a charge of $9.3 million for lower of cost and market reserves. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins, our gross margins may decline in the future.

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

     Our success depends to a significant degree upon the continued contributions of Fred S.L. Chan, our Chairman of the Board, and Robert L. Blair, our President and CEO. In the past, Mr. Chan has served as our President and Chief Executive Officer in addition to being our Chairman of the Board. Mr. Chan is critical to maintaining many of our key relationships with customers, suppliers and foundries in Asia. The loss of the services of Mr. Chan, Mr. Blair, or any of our other key executives could adversely affect our business. On October 4, 2004, Patrick Ang resigned as our Executive Vice President and Chief Operating Officer. While in the case of Mr. Ang, it was for reasons unrelated to the Company’s business, we may not be able to retain our other key personnel and searching for key personnel replacements could divert the attention of other senior management and increase our operating expenses. We currently do not maintain any key person life insurance.

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

     Sales through our largest distributor Dynax Electronics (a Hong Kong based company) were approximately 52% and 62% of our net revenues as of three months ended September 30, 2004 and 2003. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customers. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace Dynax Electronics as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace Dynax Electronics in a timely manner or if a replacement were found that the new distributor would be as effective as Dynax Electronics in generating revenue for us.

Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.

     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended September 30, 2004, sales to our top five end-customers (including end-customers that buy our products from our largest distributor Dynax Electronics) accounted for approximately 50% of our net revenues. This risk is particularly acute in our digital imaging business, which currently has few customers and low sales volume. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We may continue to expand into new businesses and product lines in which there may be a concentrated customer base and for which we may be required to purchase custom inventories to meet our customers’ needs.

     We have in the past and will continue to regularly consider the expansion into new businesses and product lines by acquisition or otherwise. As a result of our prior expansions into new businesses and new product lines, we continue to sell our products to a highly concentrated customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers in these new businesses or product lines, could render our venture in a new product line, such as digital imaging, unsuccessful, and resulting in a material adverse effect on our business, financial condition and results of operations.

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

     To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. We have numerous patents granted in the United States with some corresponding foreign patents. These patents will expire at various times. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products can be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent, as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

     Substantially all of our sales are to customers (including distributors) in Hong Kong, Taiwan, China, Japan, Singapore, Korea and Turkey. During the three months ended September 30, 2004, sales to customers in Hong Kong, Taiwan and China were in excess of 68 % of our net revenues. If our sales in one of these countries or territories, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

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

     The following factors may affect our ability to compete in our highly competitive markets:

•	The timing and success of our new product introductions and those of our customers and competitors;

•	The timely shipment of our Vibratto II chip with our servo technology;

•	The timely shipment of a recordable servo product;

•	The timely shipment of our new VCD chip;

•	The price, quality and performance of our products and the products of our competitors;

•	The emergence of new multimedia standards;

•	The development of technical innovations;

•	The ability to obtain adequate foundry capacity and sources of raw materials;

•	The rate at which our customers integrate our products into their products;

•	The number and nature of our competitors in a given market; and

•	The protection of our intellectual property rights.

The value of our common stock may be adversely affected by market volatility.

     The price of our common stock fluctuates significantly. Many factors influence the price of our common stock, including:

•	Future announcements concerning us, our competitors or our principal customers, such as quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	The liquidity within the market for our common stock;

•	Sales by our officers, directors, other insiders and large shareholders;

•	Investor perceptions concerning the prospects of our business and the semiconductor industry;

•	Market conditions and investor sentiment affecting market prices of equity securities of high technology companies; and

•	General economic, political and market conditions, such as recessions or international currency fluctuations.

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

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ended December 31, 2004. Our independent registered public accounting firm will be required to attest to, and report on, our management’s assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has started documenting the design and implementation of the processes necessary to issue its report on our internal controls. During the course of testing, we may identify deficiencies which we may not be able to remediate, document and retest in time, due to difficulties including those arising from turnovers of qualified personnel, to meet the deadline imposed by the Sarbanes-Oxley Act for management to complete its report and our independent registered public accounting firm may not have sufficient time to retest those remediated deficiencies for its attestation of management’s report under Section 404. Upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation, the costs of which could have a material adverse effect on our results of operations. Moreover, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 and we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, or if our independent registered public accounting firm expresses an adverse opinion on our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

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

     During March 2004 the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use for the fair value of our options under SFAS 123 disclosure provisions.

     The effective date the proposed standard is recommending is for fiscal years beginning after June 15, 2005. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This may result in lower reported earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to the impact of foreign currency fluctuations, interest rate changes and changes in the market values of our investments.

Foreign Exchange Risks

     We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have not entered into any currency hedging activities.

Interest Rate Risks

     We also make short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than three years. All of the investments have been classified as available-for-sale, and on September 30, 2004, the fair market value of our investments approximated their costs.

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

Item 4. Controls and Procedures

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208) against Brent Townshend, alleging unfair competition and patent misuse. The complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Mr. Townshend to provide us with a license on reasonable nondiscriminatory terms, as is required by applicable law. The patents relate to the manufacture and sale of high-speed modems. On April 30, 2002, we filed an amended complaint. On September 27, 2002, Townshend filed an answer and counterclaims, alleging patent infringement. We filed our answer to the counterclaims on October 17, 2002, Townshend also filed patent infringement actions against Agere Systems Inc., Analog Devices

Inc., Cisco Systems, Inc. and Intel Corporation, alleging infringement of the same patents. On March 7, 2003, the court issued an order finding that the cases are related and should be tried together. Analog Devices has individually settled their claims with Townshend. A claim construction hearing on the patent issues was held on May 5, 2004. The Company and the related defendants are presently engaged in discovery, and the Court has set a tentative trial date in July 2005. The Company intends to vigorously pursue its claims and defend against the counterclaim.

     After we revised our revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of our common stock, purporting to represent a class of similarly aggrieved shareholders, filed lawsuits against us. The complaints allege that we issued misleading statements regarding our business and failed to disclose material facts during the alleged class period (January 23, 2002 through September 12, 2002). To date, eight putative class action lawsuits have been filed in the United States District Court, Northern District of California. These cases are: Daniel C. Rann v. ESS Technology, Inc., et al. (Case No. C02-4497), filed September 13, 2002; James W. Becker and Randy Bohart v. ESS Technology, Inc., et al. (Case No. C02-4695), filed September 27, 2002; Palmer Fauconnier v. ESS Technology, Inc. (Case No. C02-4734), filed September 30, 2002; Mike Forrestal v. ESS Technology, Inc., et al. (Case No. C02-4739), filed September 30, 2002; Sandy Dorman v. ESS Technology, Inc., et al. (Case No. C02—4732), filed September 30, 2002; Patriot Shipping Corporation v. ESS Technology, Inc., et al. (Case No. C02-4749), filed October 1, 2002; Adam D. Saphier v. ESS Technology, Inc., et al. (Case No. C02-5028), filed October 17, 2002; and Mayer Abramowitz v. ESS Technology, Inc., et al. (Case No. C02-5354), filed on November 7, 2002. These actions have been consolidated and are proceeding as a single action under the caption “In re ESS Technology Securities Litigation.” The plaintiffs are seeking unspecified damages for the class and unspecified costs and expenses. On May 20, 2003, the plaintiffs filed an amended complaint. We filed a motion to dismiss on June 18, 2003, which was granted by the court on October 3, 2003. The plaintiffs were granted leave to amend, and filed their second amended consolidated complaint on November 3, 2003. We filed our second motion to dismiss on December 18, 2003, which the court heard on March 19, 2004. The court issued a tentative ruling granting ESS’ motion to dismiss with prejudice, however as of September 30, 2004, the court had not yet issued a final ruling on the motion. On September 29, 2004, the Court declined our motion to stay discovery in the State Court action. To date discovery remains on hold through the pleadings stage.

     Similarly after we revised our revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of our common stock, purporting to represent the corporation, have brought derivative suits against us as a nominal defendant and certain of our officers and directors, alleging, among other things, breaches of fiduciary duty and insider trading. To date, three derivative suits have been filed in the California Superior Court, Alameda County. These cases are: Robert Haven, Derivatively on Behalf of ESS Technology v. Blair, et al. (Case No. 02-67527), filed October 3, 2002, James Shroff, Derivatively on Behalf of ESS Technology v. Blair, et al. (Case No. 02-68418), filed Octobers 10, 2002 and David Chestnut, Derivatively on behalf of ESS Technology, v. Chan, et al. (Case No. 02-69064), filed October 16, 2002. These actions have been consolidated and are proceeding as a single action entitled “ESS Cases.” The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and other relief. With respect to these state court derivative actions, we filed a demurrer to the claims and a motion to stay discovery on March 24, 2003. The demurrer and motion to stay discovery were heard on May 15, 2003. The court denied the demurrer, but issued an order staying discovery pending the resolution of the pleading stage in the District Court case. On September 24, 2004, the hold on discovery was lifted, however plaintiff’s counsel has to date not made any request for documents or other information.

     Although we believe that we and our officers and directors have meritorious defenses to both the class action and the derivative suits and intend to defend these suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against these lawsuits may be costly and may require a significant commitment of time and resources by our senior management. Management believes that these lawsuits are subject to coverage under our directors’ and officers’ liability insurance policies, although to date our carriers have reserved their rights with respect to coverage for these claims. In the event of a determination adverse to us, either with respect to coverage or with respect to the underlying merits of the lawsuits, we may incur substantial monetary liability, which could have a material adverse effect on our financial position, results of operation and cash flows.

     The DVD Copy Control Association (DVD CCA) licenses the CSS anti-piracy system for use in DVD players. The Motion Picture Association of America (MPAA) filed suit in California Superior Court, Los Angeles County (Case No. BC 313276) against the Company on April 5, 2004, alleging that the Company had failed to ensure that all of its customers were duly licensed by DVD CCA. The MPAA plaintiffs requested an injunction against future sales to non-licensees, damages of no more than $100,000, and their attorneys’ fees. On June 25, 2004, the MPAA plaintiffs moved for a preliminary injunction against the Company, seeking to have the Company enjoined from selling DVD products to customers not licensed by DVD CCA. On July 23, 2004, the court ruled that ESS must follow these revised procedures by selling only to DVD CCA licensees. ESS is not conceding to the demand for permanent injunctive relief by way of specific performance of the contract. Consequently, the suit is proceeding and discovery has begun. The Company believes it has meritorious claims and defenses and intends to pursue them vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Programs	Programs (1) (2)
July 1, 2004 – July 31, 2004	—	—	—	5,202,000
August 1, 2004 – August 31, 2004	—	—	—	5,202,000
September 1, 2004 – September 30, 2004	—	—	—	5,202,000

Total	—	—	—

(1) We announced on August 8, 2002 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of September 30, 2004, we have approximately 202,000 shares available for repurchase under this program.

(2) We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of September 30, 2004, we had an aggregate 5.0 million shares available for repurchase under this program.

Items 3, 4 and 5 are not applicable for the reporting period and have been omitted.

Item 6. Exhibits

     (a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated June 9, 2003, by and among Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2003.

2.2	Agreement and Plan of Merger, dated August 15, 2003, by and among Registrant, Divio Technologies, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2003.

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.57	Registrant’s 1995 Equity Incentive Plan amended and restated as of January 25, 2003.*

10.58	Form of Stock Option Agreement under Registrant’s 1995 Equity Incentive Plan.*

10.59	Form of Stock Option Agreement under Registrant’s 1997 Equity Incentive Plan.*

10.60	Form of Directors Nonqualified Initial Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan.*

10.61	Form of Directors Nonqualified Succeeding Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC.
(Registrant)

Date: November 9, 2004	By:	/s/ Robert L. Blair

Robert L. Blair
President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ James B. Boyd

James B. Boyd
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated June 9, 2003, by and among Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2003.

2.2	Agreement and Plan of Merger, dated August 15, 2003, by and among Registrant, Divio Technologies, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2003.

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.57	Registrant’s 1995 Equity Incentive Plan amended and restated as of January 25, 2003.*

10.58	Form of Stock Option Agreement under Registrant’s 1995 Equity Incentive Plan.*

10.59	Form of Stock Option Agreement under Registrant’s 1997 Equity Incentive Plan.*

10.60	Form of Directors Nonqualified Initial Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan.*

10.61	Form of Directors Nonqualified Succeeding Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or agreement.