Form 10-K/A
period 2004-12-31
ESS TECHNOLOGY INC
filed 2005-04-18
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15	(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15	(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
      As of April 14, 2005, registrant had outstanding 39,718,248 shares of common stock.

EXPLANATORY NOTE
      ESS Technology, Inc. (the “Company” or “we”) is filing this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to amend Item 9B (Other Information) and Item 15 (Exhibits and Financial Statement Schedules). Unaffected items have not been repeated in this Amendment No. 1. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment certain currently dated certifications.
      Please note that the information contained in this Amendment No. 1 does not reflect events occurring after the original filing date.

Item 9B.	Other Information
      On December 7, 2005, the Company entered into a retention and incentive agreement (“Agreement”) with James Boyd, its Chief Financial Officer and Senior Vice President, pursuant to which, for his commitment to remain continuously employed by the Company through at least March 1, 2006, the Company has paid Mr. Boyd a retention and incentive bonus, subject to payback in the event of an earlier voluntary termination or a failure to comply with the notice provision set forth in the Agreement.

Item 15.	Exhibits and Financial Statement Schedules
      (a)(3) Exhibits
      The exhibit index below lists the exhibits that are filed as part of this Amendment.

Exhibit
Number	Exhibit Title

10.32	Retention and Incentive Agreement by and between ESS Technology, Inc. and James Boyd.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESS TECHNOLOGY, INC.
(Registrant)

By:	/s/ ROBERT L. BLAIR

Robert L. Blair
President and Chief Executive Officer
Date: April 18, 2005

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

10.32	Retention and Incentive Agreement by and between ESS Technology, Inc. and James Boyd.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.