Form 10-Q
period 2005-03-31
ESS TECHNOLOGY INC
filed 2005-05-10
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

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

Yes ☑ No ☐

     As of May 5, 2005 the registrant had 39,799,236 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ESS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
	(In thousands)
ASSETS
Cash and cash equivalents	$44,645	$41,527
Short-term investments	76,107	85,161
Accounts receivable, net	22,490	21,222
Other receivables	3,535	234
Inventories	26,748	45,669
Prepaid expenses and other assets	3,337	3,876

Total current assets	176,862	197,689
Property, plant and equipment, net	22,168	23,009
Goodwill	42,761	43,391
Other intangible assets, net	5,227	6,414
Other assets	13,041	13,241

Total assets	$260,059	$283,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$49,262	$50,646
Income tax payable and deferred income taxes	41,455	39,738

Total current liabilities	90,717	90,384
Non-current deferred tax liability	—	448

Total liabilities	90,717	90,832

Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock	178,205	178,030
Accumulated other comprehensive income (loss)	91	(174)
Retained earnings (accumulated deficit)	(8,954)	15,056

Total shareholders’ equity	169,342	192,912

Total liabilities and shareholders’ equity	$260,059	$283,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net revenues:
Product	$37,763	$71,745
Royalty	5,000	5,000

Total net revenues	42,763	76,745
Cost of product revenues	48,587	53,332

Gross profit (loss)	(5,824)	23,413
Operating expenses:
Research and development	7,753	9,293
Selling, general and administrative	9,654	11,742

Operating income (loss)	(23,231)	2,378
Non-operating income (loss), net	(112)	1,162

Income (loss) before provision for income taxes	(23,343)	3,540
Provision for income taxes	667	233

Net income (loss)	$(24,010)	$3,307

Net income (loss) per share:
Basic	$(0.60)	$0.08

Diluted	$(0.60)	$0.08

Shares used in calculating net income (loss) per share:
Basic	39,706	39,305

Diluted	39,706	42,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(24,010)	$3,307
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,481	1,330
Amortization	1,187	1,237
Loss on investments	787	—
Stock-based compensation	20	66
Changes in assets and liabilities:
Accounts receivables, net	(1,268)	9,997
Other receivable	(3,301)	1,912
Inventories	18,921	(18,084)
Prepaid expenses and other assets	537	662
Accounts payable and accrued expenses	(1,384)	(17,754)
Income tax payable and deferred income taxes	1,101	(232)

Net cash used in operating activities	(5,929)	(17,559)

Cash flows from investing activities:

Purchase of property, plant and equipment	(640)	(1,032)
Purchase of short-term investments	(26,393)	(50,390)
Sale of short-term investments	35,295	50,402
Purchase of long-term investments	—	(5,000)
Refund of acquisition consideration under escrow	630	—

Net cash provided by (used in) investing activities	8,892	(6,020)

Cash flows from financing activities:
Issuance of common stock under employee stock option plans	155	786

Net cash provided by financing activities	155	786

Net increase (decrease) in cash and cash equivalents	3,118	(22,793)

Cash and cash equivalents at beginning of period	41,527	56,517

Cash and cash equivalents at end of period	$44,645	$33,724

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$(460)
Cash refund for income taxes	$490	$25

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

NOTE 2. BASIS OF PRESENTATION

     Our interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 included in our annual report on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

Reclassification

     Certain reclassifications have been made to prior period reported amounts to conform with current year presentation, including reclassification of auction rate securities from cash and cash equivalents to short-term investments. Accordingly, we have made corresponding reclassifications to the accompanying statement of cash flows to reflect the purchases and proceeds from sale of auction rate securities as investing activities. For the three months ended March 31, 2004, a reclassification of $24.3 million was made from cash and cash equivalents to short-term investments. These reclassifications resulted in a net decrease in cash used in investing activities of $18.1 million for the first quarter of 2004. These reclassifications had no impact on previously reported results of our operations, operating cash flows or working capital.

NOTE 3. STOCK-BASED COMPENSATION

     We account for stock-based compensation, including stock options granted under our various stock option plans and shares issued under the 1995 Employee Stock Purchase Plan (“Purchase Plan”), using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting periods. Our policy is to grant options under our stock option plans with an exercise price equal to the fair market value of our common stock based on the closing price on the grant date, except as otherwise provided by law. Our policy is to grant purchase options under the Purchase Plan with a purchase price equal to 85% of the lesser of the fair market value of the common stock on the enrollment date or on the purchase date. The enrollment date is on the first business day of May and November of each year. Unless otherwise specified, the purchase dates under the Purchase Plan are on the last business day of April or October. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.”

     The Purchase Plan, as amended, permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan, as amended, provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. The Purchase Plan, as most recently amended on May 29, 2003, authorizes the aggregate issuance of 1,425,000 shares under the Purchase Plan. As of March 31, 2005, 973,097 shares have been issued under the Purchase Plan.

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

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net income (loss):
As reported	$(24,010)	$3,307
Stock-based employee compensation expense included in reported net income (loss)	20	66
Stock-based compensation expense determined under fair value based method, net of tax	(1,012)	(3,305)

Pro forma net income (loss)	$(25,002)	$68

Net income (loss) per share — basic:
As reported	$(0.60)	$0.08
Pro forma	$(0.63)	$0.00
Net income (loss) per share — diluted:
As reported	$(0.60)	$0.08
Pro forma	$(0.63)	$0.00

     Because additional option grants are expected to be made from our stock option plans and additional shares are expected to be purchased under the Purchase Plan periodically, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future periods.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table summarizes the activities in goodwill and other intangible assets during the quarter ended March 31, 2005.

	December 31,			March 31,
	2004	Amortization	Adjustment	2005
Goodwill	$43,391	—	(630)	$42,761
Other intangible assets	6,414	(1,187)	—	5,227

	$49,805	(1,187)	(630)	$47,988

     Acquired other intangible assets by categories as of March 31, 2005 and December 31, 2004 consist of the following (in thousands):

	Gross	Accumulated Amortization
	Carrying	March 31,	December 31,
	Amounts	2005	2004
Amortized other intangible assets:
Existing technology	$8,390	$4,765	$4,065
Patents and core technology	2,620	1,529	1,311
Customer relationships	1,590	1,227	1,095
Distributor relationships	90	81	70
Partner agreement and related relationships	110	60	50
Foundry agreement	930	841	725
Order backlog	430	430	430
Technical infrastructure	797	797	797

Total identifiable intangible assets	$14,957	$9,730	$8,543

     Amortization expense was $1.2 million for the three months ended March 31, 2005 and 2004. Intangible assets are being amortized over estimated useful lives of between 3 months and 4 years.

     The Company expects amortization expense of existing intangible assets to be $3.1 million for the remaining three quarters of fiscal 2005 and $2.1 million in fiscal 2006, at which time existing intangible assets will be fully amortized assuming no future impairments of those intangible assets or additions as a result of business combinations.

NOTE 5. BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2005	2004
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$42,228	$40,140
U.S. government and corporate debt securities	2,417	1,387

	$44,645	$41,527

Short-term investments:
U.S. government and corporate debt securities	$76,657	$85,668
Unrealized loss on marketable securities, net	(550)	(507)

	$76,107	$85,161

Accounts receivable, net:
Accounts receivable	$22,945	$22,009
Less: Allowance for doubtful accounts	(455)	(787)

	$22,490	$21,222

Other receivables:
Receivable from vendor	$3,310	$—
Other	225	234

	$3,535	$234

Inventories:
Raw materials	$12,294	$15,857
Work-in-process	3,283	7,286
Finished goods	11,171	22,526

	$26,748	$45,669

	March 31,	December 31,
	2005	2004
	(In thousands)
Prepaid expenses and other assets:
Insurance	$693	$961
Maintenance	644	759
Advanced payments	1,290	1,200
Other	710	956

	$3,337	$3,876

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	24,917	24,734
Machinery and equipment	36,306	36,189
Furniture and fixtures	20,573	20,233

	84,656	84,016
Less: Accumulated depreciation and amortization	(62,488)	(61,007)

	$22,168	$23,009

Other assets:
Investments — Best Elite	$10,000	$10,000
Investments — other	2,827	3,029
Other	214	212

	$13,041	$13,241

Accounts payable and accrued expenses:
Accounts payable	$15,666	$18,124
Accrued compensation costs	6,893	6,323
Accrued commission and royalties	9,150	9,212
Deferred revenue related to distributor sales, net of deferred cost of goods sold	7,660	8,041
Accrued purchase order commitments	5,888	4,960
Other accrued liabilities	4,005	3,986

	$49,262	$50,646

NOTE 6. WARRANTY

     We include warranty reserve in other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table summarizes the activity in the product warranty accrual for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Balance at beginning of period	$324	$800
Accruals for warranties issued during the period	88	23
Settlements made during the period	(9)	(71)

Balance at end of period	$403	$752

NOTE 7. MARKETABLE SECURITIES

     The amortized costs and estimated fair value of securities available-for-sale as of March 31, 2005 and December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2005	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$8,626	$—	$—	$8,626
Municipal bonds	48,106	1	(34)	48,073
Corporate debt securities	10,357	—	(244)	10,113
Corporate equity securities	2,124	703	—	2,827
Government agency bonds	20,611	—	(273)	20,338

Total available-for-sale	$89,824	$704	$(551)	$89,977

Classified as:
Cash equivalents				$11,043
Short-term marketable securities				76,107
Long-term marketable securities				2,827

				$89,977

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$2,780	$—	$—	$2,780
Municipal bonds	47,560	—	(31)	47,529
Corporate debt securities	14,876	—	(298)	14,578
Corporate equity securities	2,802	814	(587)	3,029
Government agency bonds	24,619	—	(178)	24,441

Total available-for-sale	$92,637	$814	$(1,094)	$92,357

Classified as:
Cash equivalents				$4,167
Short-term marketable securities				85,161
Long-term marketable securities				3,029

				$92,357

     The contractual maturities of debt securities classified as available-for-sale as of March 31, 2005 regardless of the consolidated balance sheet classification are as follows:

March 31, 2005	Estimated Fair Value
(In thousands)
Maturing 90 days or less from purchase	$34,687
Maturing between 90 days and one year from purchase	9,645
Maturing more than one year from purchase	34,192

Total available-for-sale debt securities	$78,524

     Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the three months ended March 31, 2005 and 2004 were not material to our financial position, results of operations or cash flows.

     During the three months ended March 31, 2005, we recorded a pre-tax non-operating loss of $0.7 million to reflect the decrease in fair market value of our investment in C-Com Corporation (“C-Com”) which we consider an other-than-temporary impairment based on the latest available financial and other information.

NOTE 8. INVENTORY PROVISION

     During the quarter ended March 31, 2005, we recorded a $13.4 million charge to cost of product revenues, including approximately $2.3 million representing accrued purchase order commitments recorded as other accrued liabilities. The charges were primarily due to certain excess or obsolete video recording, DVD products and digital imaging products.

     During the three months period ended March 31, 2005, we experienced a lower than expected demand for our video recording products. Consequently, inventories built in 2004 in anticipation of the fast growth of this new market exceeded requirements for the period. In accordance with our inventory reserve policy, we took a $5.1 million reserve for these products.

     In the same period, we experienced reduced market demand for DVD products. To maintain our market position and in anticipation of our lower-cost 2005 DVD products, we significantly reduced our prices to be more competitive. Accordingly, we took a $4.6 million lower of cost or market reserve for certain of our DVD product inventories.

     Lastly, we have written off an additional $3.7 million for certain custom and older digital imaging products for which we anticipate no future demand.

NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)

     The following table reconciles net income (loss) to comprehensive income (loss) for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income (loss)	$(24,010)	$3,307
Change in unrealized gain (loss) on marketable equity securities	265	(284)

Total comprehensive income (loss)	$(23,745)	$3,023

NOTE 10. NON-OPERATING INCOME (LOSS), NET

     The following table lists the major components of non-operating income (loss) for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Interest income	$546	$599
Loss on investments	(787)	—
Vialta rental income	125	124
Other	4	439

Total non-operating income (loss)	$(112)	$1,162

NOTE 11. INCOME TAXES

     Our income tax expense was $0.7 million for the three months ended March 31, 2005 compared to $0.2 million for the three months ended March 31, 2004. The tax expense for the current quarter consists primarily of taxes related to our foreign operations, partially offset by tax credits, net operating losses, and a tax refund of $0.5 million received during the quarter. The company’s tax provision in the current quarter increased relative to the three months ended March 31, 2004 primarily due to a lower benefit received from net operating losses.

NOTE 12. NET INCOME (LOSS) PER SHARE

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

	Three Months Ended March 31,
	2005			2004
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)
Basic net income (loss) per share	$24,010	39,706	$(0.60)	$3,307	39,305	$0.08
Effects of dilutive securities:
Stock options	—	—	—	—	3,352	—

Diluted net income (loss) per share	$24,010	39,706	$(0.60)	$3,307	42,657	$0.08

     For the three months ended March 31, 2005 and 2004, there were options to purchase approximately 3,011,462 and 1,093,277 shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net income (loss) per share as they are anti-dilutive. Because we had a net loss of $24.0 million during the three months ended March 31, 2005, approximately 372,726 equivalent shares were excluded from the calculation of effects of dilutive securities.

NOTE 13. BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF CERTAIN RISKS

Business Segment

     We operate in one business segment: the designing and marketing of semiconductors used in consumer electronics products.

     The following table summarizes the percentages of revenues by major product category for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
DVD	56%	46%
VCD	23%	28%
Digital imaging	6%	14%
Recordable products	1%	4%
Royalty	12%	6%
Other	2%	2%

Total	100%	100%

     DVD revenue includes revenue from sales of DVD decoder chips. VCD revenue includes revenue from sales of VCD and SVCD chips. Digital imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules. Recordable revenue includes revenue from sales of integrated encoder and decoder chipsets. Royalty revenue consists of royalty payments from MediaTek Incorporation (“MediaTek”).

Significant Customers and Distributors

     We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. In addition to Dynax Electronics (HK) LTD (“Dynax Electronics”) as described below, during each of the three months ended March 31, 2005 and 2004, we had one customer who accounted more than 10% of our net revenues. Such customers accounted for 12% and 11% of net revenues, for the three months ended March 31, 2005 and 2004, respectively.

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

     The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through Dynax Electronics:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2004	2004	2004	2004
	(In thousands, except percentage data)
Net revenues	$42,763	$43,109	$60,611	$76,813	$76,745
Net revenues from Dynax Electronics	$19,645	$20,856	$31,327	$42,154	$37,347
Percentage of net revenues from Dynax Electronics	46%	48%	52%	55%	49%

     The following table summarizes percentage of our trade accounts receivable from Dynax Electronics as of each of the following dates:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2004	2004	2004	2004
	(In thousands, except percentage data)
Trade accounts receivable	$22,945	$22,009	$37,229	$35,452	$40,601
Trade accounts receivable from Dynax Electronics	$13,085	$15,827	$18,549	$22,474	$24,289
Percentage of trade accounts receivable from Dynax Electronics	57%	72%	50%	63%	60%

     During the quarter ended March 31, 2005, in addition to Dynax Electronics, one customer accounted for more than 10% of our trade accounts receivable. During the quarter ended March 31, 2004, except for Dynax Electronics, no other single customer accounted for more than 10% of our trade accounts receivable.

NOTE 14. RELATED PARTY TRANSACTIONS WITH VIALTA, INC.

     In April 2001, our Board of Directors decided to spin off Vialta, our majority-owned subsidiary. The spin-off transaction was completed in August 2001. We do not have any contractual obligations that are expected to have a material impact upon our revenues, operating results or cash flows under any of the spin-off agreements, which include the Master Distribution Agreement and its ancillary agreements, consisting of the Master Technology Ownership and License Agreement, the Employee Matters Agreement, the Tax Sharing and Indemnity Agreement, the Real Estate Matters Agreement, the Master Confidential Disclosure Agreement, and the Master Transitional Services Agreement. On July 1, 2003, we entered into the First Amendment to the Amended and Restated Commercial Lease Agreement with Vialta to reduce the space of the Fremont facility subject to the lease and adjust the rental amount. Effective July 1, 2003, Vialta pays us approximately $312,000 per year, in monthly installments of approximately $26,000 pursuant to the amendment. In addition, Vialta reimburses us for certain expenses related to the facility. The Master Transitional Services Agreement terminated on August 21, 2002.

     Fred S.L. Chan, our Chairman of the Board of Directors, also serves as the Chairman of the Board for Vialta. Each company compensates Fred S.L. Chan separately. We continue to sell semiconductors, lease a facility and provide certain services to Vialta. The following is a summary of major transactions between Vialta and us for the periods presented:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Selling, general, administrative and other services provided to Vialta, net of charges from Vialta	$2	$6
Rent and other charges to Vialta	125	124
Chip purchases by Vialta	12	339

Total charges to Vialta, net of charges from Vialta	$139	$469

     As of March 31, 2005 and December 31, 2004, we had receivables from Vialta of $97,000 and $128,000, respectively.

     We record in our Statements of Operations as an offset to our applicable operating expenses the fees we charge Vialta for the selling, general and administrative services. Rent and other charges from us to Vialta are recorded in our Statements of Operations as other income. Charges for product purchases by Vialta are recorded in our Statements of Operations under net revenues.

NOTE 15. STOCK REPURCHASE

     As of March 31, 2005, there was board authorization to repurchase up to 5.2 million shares of our common stock. During the three months ended March 31, 2005 and 2004, we did not repurchase any shares.

NOTE 16. COMMITMENTS AND CONTINGENCIES

     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by categories of contractual obligations, as of March 31, 2005:

	Payment Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (2)
	(In thousands)
Operating lease obligations	$3,750	$2,379	$1,355	$16	—
Purchase obligations (1)	27,560	27,560	—	—	—

Total	$31,310	$29,939	$1,355	$16	—

(1)	Includes approximately $20.5 million under our non-cancelable inventory purchase commitments, of which approximately $5.9 million was adverse purchase order commitments that we have recorded as other accrued liabilities. Under these contractual agreements, we may order inventories from time to time, depending on our needs. There is no termination date to these agreements. See Note 4, “Balance Sheet Components.” Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of March 31, 2005, commitments under these arrangements totaled $7.1 million.

(2)	There are no material contractual obligations extending beyond 2007.

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

     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of March 31, 2005.

     We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors and officers’ insurance that may reduce our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal.

NOTE 17. RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Security and Exchange Commission revised the effective date of SFAS No. 123R and the new standard will become effective in our quarter ending March 31, 2006. We are in the process of assessing the impact of adopting this new standard, including the transition method and option pricing model to select.

     In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”) which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 18. SUBSEQUENT EVENT

     Subsequent to March 31, 2005, we placed certain purchase orders for DVD and VCD products. If these purchase orders had been placed prior to the end of the first quarter, an additional adverse purchase commitment accrual of approximately $5.0 million would have been recorded.

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

     This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Report and the audited consolidated financial statements and notes thereto in our annual report on Form 10-K for the year ended December 31, 2004.

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

     For further discussion of our critical accounting policies and estimates, see Management’s Discussion and Analysis of Financial Condition and the Results of Operation in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Japan, Korea, Turkey and Singapore. We employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See Item 2, “Factors That May Affect Future Results -We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”

     We were incorporated in California in 1984 and became a public company in 1995. On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”). On August 15, 2003, we acquired 100% of the outstanding shares of Divio, Inc., a California corporation (“Divio”).

     The first quarter of 2005 continued to be one of the most challenging for the industry. The quarter was characterized by continued price declines and intense competition. In light of these overall conditions we took additional inventory reserves of $13.4 million, which drove the loss for the quarter. These reserves were primarily for recordable products and older VGA image sensor products and lower of cost or market for DVD products. Separately, we began volume shipments of our new 1.3 megapixel digital image sensor modules. During the quarter we generated $2.5 million in revenue from image sensors with major OEMs such as Samsung Electronics Co., Ltd. and LG Electronics, Inc., up from less than $0.6 million in the prior quarter.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended March 31,				Q1 05 over Q1 04
	2005		2004		% of Change
	(In thousands, except percentage data)
Net revenues	$42,763	100.0%	$76,745	100.0%	(44.3)%
Cost of product revenues	48,587	113.6	53,332	69.5	(8.9)%

Gross profit (loss)	(5,824)	(13.6)	23,413	30.5	(124.9)%
Operating expenses:
Research and development	7,753	18.1	9,293	12.1	(16.6)%
Selling, general and administrative	9,654	22.6	11,742	15.3	(17.8)%

Operating income (loss)	(23,231)	(54.3)	2,378	3.1	(1,076.9)%
Non-operating income (loss), net	(112)	(0.3)	1,162	1.5	(109.6)%

Income (loss) before income taxes	(23,343)	(54.6)	3,540	4.6	(759.4)%
Provision for income taxes	667	1.6	233	0.3	186.3%

Net income (loss)	$(24,010)	(56.2)%	$3,307	4.3%	(826.0)%

Net Revenues

     Net revenues were $42.8 million for the three months ended March 31, 2005, a decrease of $33.9 million, or 44.3%, compared to $76.7 million for the three months ended March 31, 2004, primarily due to the decreases in DVD, VCD, Digital imaging and Recordable revenues.

     The following table summarizes revenues by major product category:

	Three Months Ended March 31,		Q1 05 over Q1 04
	2005	2004	% of Change
DVD	56%	46%	(33.3)%
VCD	23%	28%	(53.6)%
Digital imaging	6%	14%	(76.2)%
Recordable products	1%	4%	(82.1)%
Royalty	12%	6%	—
Other	2%	2%	(31.3)%

Total	100%	100%	(44.3)%

     DVD revenue includes revenue from sales of DVD decoder chips. DVD revenue was $23.8 million for the three months ended March 31, 2005, a decrease of $11.9 million, or 33.3%, from revenue of $35.7 million for the three months ended March 31, 2004, primarily due to lower overall average selling price (“ASP”). For the three months ended March 31, 2005, ASP decreased by 28.9% from the three months ended March 31, 2004.

     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $9.8 million for the three months ended March 31, 2005, a decrease of $11.3 million, or 53.6%, from revenue of $21.1 million for the three months ended March 31, 2004, primarily due to lower unit volume and ASP, especially of Visba3 integrated chips. For the three months ended March 31, 2005, unit volume decreased by 36.2% and ASP decreased by 27.1%.

     Digital imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital imaging revenue was $2.5 million for the three months ended March 31, 2005, a decrease of $8.0 million, or 76.2%, from revenue of $10.5 million for the three months ended March 31, 2004, primarily due to lower unit sales. We sold approximately 0.2 million units and 0.7 million units of our digital imaging products for the three months ended March 31, 2005 and March 31, 2004, respectively.

     Recordable revenue includes revenue from sales of integrated encoder and decoder chips and encoder and decoder chips sold together as a chipset. Recordable revenue was $0.5 million the three months ended March 31, 2005, a decrease of $2.3 million, or 82.1%, from revenue of $2.8 million for the three months ended March 31, 2004, primarily due to lower unit sales. We sold approximately 0.1 million units and 0.3 million units for the three months ended March 31, 2005 and March 31, 2004, respectively.

     Royalty revenue consists of royalty payments from MediaTek. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek is obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. Royalty revenue was $5.0 million for each of the three months periods ended March 31, 2005 and March 31, 2004.

     Other revenue includes revenue from PC Audio, communication, consumer digital media and other products. Other revenue was $1.1 million for the three months ended March 31, 2005, a decrease of $0.5 million, or 31.3%, from revenue of $1.6 million for the three months ended March 31, 2004, primarily due to lower unit sales. We sold approximately 0.2 million units and 0.5 million units for the three months ended March 31, 2005 and March 31, 2004, respectively.

     International revenue accounted for approximately 99.9% of net revenues for the three months ended March 31, 2005 and 99.0% of net revenues for the three months ended March 31, 2004. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the future.

Gross Profit (Loss)

     Gross loss was $5.8 million, or (13.6)% of net revenues, for the three months ended March 31, 2005, compared to gross profit of $23.4 million, or 30.5% of net revenues, for the three months ended March 31, 2004. Gross loss for the three months ended March 31, 2005 included a net $13.4 million inventory-related charge. This amount consists, in part, of reserves for excess or obsolete inventory of approximately $5.1 million for our recordable products and $3.7 million for our digital imaging products. In addition, due to anticipated decreases in the ASP for certain of our DVD products, we have provided $4.6 million of lower of cost or market reserves for these products. Gross loss for the first quarter of 2005 reflects $5.0 million of MediaTek royalty revenue at 100% gross margin.

     Excluding the effects of royalty income and inventory reserves, gross profit as a percentage of net revenues for the three months ended March 31, 2005 was 5.9%, compared to 25.9% for the same period last year. The decreased gross margin is primarily a result of lower ASPs for DVD products and an increase in manufacturing overhead expenses. ASPs for DVD products are expected to decrease for at least the remainder of 2005. Due to decreased actual and anticipated revenue, manufacturing activities were substantially reduced during the three months ended March 31, 2005. As a result, substantially all fixed overhead costs of approximately $3.3 million were expensed. This unfavorable overhead variance is expected to be only marginally lower in the second quarter of 2005.

     As a result of intense competition in our markets, we expect the overall ASP for all of our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in 2005, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development Expenses

     Research and development expenses were $7.8 million, or 18.1% of net revenues, for the three months ended March 31, 2005 compared to $9.3 million, or 12.1% of net revenues, for the three months ended March 31, 2004. The $1.5 million, or 16.6%, decrease in research and development for the three months ended March 31, 2005 was primarily due to $1.1 million decrease in salaries and fringe benefits due to lower headcount resulting from the discontinuation of our digital still camera research and development unit in 2004 and $0.2 million decrease in office rent expense in southern California and Scotts Valley facilities. We relocated our research and development from Newport Beach to Irvine, California, which has a lower rental rate, in March 2004 and closed down our Scotts Valley facility in October 2004.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $9.7 million, or 22.6% of net revenues, for the three months ended March 31, 2005 compared to $11.7 million, or 15.3% of net revenues, for the three months ended March 31, 2004. The $2.0 million, or 17.8%, decrease in selling, general and administrative expenses for the three month ended March 31, 2005 was primarily due to $2.1 million decrease in legal expenses for royalty related contract agreements that we incurred in the quarter ended March 31, 2004, $0.5 million decrease in outside commission due to lower revenue and $0.3 million decrease in bad debt expense due to a lower reserve requirement. These decreases were partially offset by $0.4 million increase in salaries and benefits due higher headcount in Asia and $0.3 million increase in accounting and consulting expenses related to Sarbanes-Oxley Act compliance.

Non-operating Income (Loss), Net

     Net non-operating loss was $0.1 million for the three months ended March 31, 2005 compared to net non-operating income of $1.2 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, net non-operating loss mainly consisted of $0.7 write-down of our investment in C-Com and $0.1 million loss on sales of marketable securities, partially offset by the interest income of $0.5 million and rental income of $0.1 million from Vialta. For the three months ended March 31, 2004, net non-operating income consisted primarily of interest income of $0.6 million, rental income of $0.1 million from Vialta and other income of $0.4 million.

Provision for Income Taxes

     Our income tax expense was $0.7 million for the three months ended March 31, 2005 compared to $0.2 million for the three months ended March 31, 2004. The tax expense for the current quarter consists primarily of taxes related to our foreign operations, partially offset by tax credits, net operating losses, and a tax refund of $0.5 million received during the quarter. The company’s tax provision in the current quarter increased relative to the three months ended March 31, 2004 primarily due to a lower benefit received from net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At March 31, 2005, we had cash, cash equivalents and short-term investments of $120.7 million and working capital of $86.1 million.

     Net cash used in operating activities was $5.9 million and $17.6 million for the three months ended March 31, 2005 and March 31, 2004, respectively. The net cash used in operating activities for the three months ended March 31, 2005 was primarily attributable to a net loss of $24.0 million and increases in accounts and other receivables of $4.6 million, partially offset by a decrease in inventory of $18.9 million and depreciation and amortization of $2.7 million. The increases in accounts and other receivables were due to the increase of receivable from a vendor. The decrease in inventory was due to lower production and the increase in inventory reserve. The net cash used in operating activities for the three months ended March 31, 2004 was primarily attributable to a decrease in accounts payable and accrued expenses of $17.8 million and an increase in inventories of $18.1 million, partially offset by net income of $3.3 million, depreciation and amortization of $2.6 million and a decrease in accounts receivable of $11.9 million.

     Net cash provided by investing activities was $8.9 million for the three months ended March 31, 2005 and net cash used in investing activities was $6.0 million for the three months ended March 31, 2004. The net cash provided by investing activities for the three months ended March 31, 2005 was primarily attributable to the proceeds from sales of short-term investments of $35.3 million, partially offset by the purchase of short-term investments of $26.4 million. The net cash used in investing activities for the three months ended March 31, 2004 was primarily attributable to the purchase of short-term and long-term investments of $50.4 million and $5.0 million, respectively, and the purchase of property, plant and equipment of $1.0 million, partially offset by proceeds from sales of short-term investments of $50.4 million.

     Net cash provided by financing activities was $0.2 million and $0.8 million for the three months ended March 31, 2005 and March 31, 2004, respectively. The net cash provided by financing activities for the three months ended March 31, 2005 was attributable to the proceeds from the issuance of common stock under stock option plans of $0.2 million. The net cash provided by financing activities for the three months ended March 31, 2004 was attributable to the proceeds from the issuance of common stock under stock option plans of $0.8 million.

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

     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $6.2 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of March 31, 2005, together with funds expected to be generated by operations, and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.

Contractual Obligations, Commitments and Contingencies

     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of March 31, 2005:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (2)
			(In thousands)
Operating lease obligations	$3,750	$2,379	$1,355	$16	—
Purchase obligations (1)	27,560	27,560	—	—	—

Total	$31,310	$29,939	$1,355	$16	—

(1)	Includes approximately $20.5 million under our non-cancelable inventory purchase commitments, of which approximately $5.9 million was adverse purchase order commitments that we have recorded as other accrued liabilities. Under these contractual agreements, we may order inventories from time to time, depending on our needs. There is no termination date to these agreements. See Note 4, “Balance Sheet Components.” Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of March 31, 2005, commitments under these arrangements totaled $7.1 million.

(2)	There are no material contractual obligations extending beyond 2007.

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

     We currently place non-cancelable orders to purchase our products from independent foundries and other vendors on an approximately three-month rolling basis, while our customers generally place purchase orders (frequently with short lead times) with us that may be cancelled without significant penalty. Some of these customers may require us to demonstrate our ability to deliver in response to their short lead-time. In order to accommodate such customers, we have to commit to certain inventories before we have a firm commitment from our customers. If anticipated sales and shipments in any quarter are cancelled, do not occur as quickly as expected or subject to declining ASP, expense and inventory levels could be disproportionately high and we may be required to record significant inventory charges in our statement of operations in a particular period. In accordance with our accounting policy, we reduce the carrying value of our inventories for estimated slow-moving, excess, obsolete, damaged or otherwise unmarketable products by an amount that is the difference between cost and estimated market value based on forecasts of future demand and market conditions. As our business grows, we may increasingly rely on distributors, which may further impede our ability to accurately forecast product orders. Additionally, we may venture into new products with different supply chain and logistics requirements which may in turn cause excess or shortage of inventory. For the three months ended March 31, 2005, we recorded an inventory provision of $13.4 million and we may continue to experience these charges in future periods.

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

     The markets for most of the applications for our chips are characterized by intense price competition. The willingness of OEMs to design our chips into their products depends, to a significant extent, upon our ability to sell our products at cost-effective prices. We expect the ASP of our existing products (particularly our DVD decoder chip products) to decline significantly over their product lives as the markets for our products mature, new products or technology emerge and competition increases. During the three months ended March 31, 2005, we recorded a net charge of $3.7 million for lower of cost and market reserves. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins, our gross margins may decline in the future.

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

     Our success depends to a significant degree upon the continued contributions of our top management Fred S.L. Chan, our Chairman of the Board, and Robert L. Blair, our President and CEO. In the past, Mr. Chan has served as our President and Chief Executive Officer in addition to being our Chairman of the Board. Mr. Chan is critical to maintaining many of our key relationships with customers, suppliers and foundries in Asia. The loss of the services of Mr. Chan, Mr. Blair, or any of our other key executives including our CFO could adversely affect our business. On October 4, 2004, Patrick Ang resigned as our Executive Vice President and Chief Operating Officer. While in the case of Mr. Ang, it was for reasons unrelated to the Company’s business, we may not be able to retain our other key personnel and searching for key personnel replacements could divert the attention of other senior management and increase our operating expenses. We currently do not maintain any key person life insurance.

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

     Sales through our largest distributor Dynax Electronics (a Hong Kong based company) were approximately 46% and 49% of our net revenues as of three months ended March 31, 2005 and 2004, respectively. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customers. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace Dynax Electronics as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace Dynax Electronics in a timely manner or if a replacement were found that the new distributor would be as effective as Dynax Electronics in generating revenue for us.

     Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.

     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended March 31, 2005, sales to our top five end-customers (including end-customers that buy our products from our largest distributor Dynax Electronics) accounted for approximately 49% of our net revenues. This risk is particularly acute in our digital imaging business, which currently has few customers and low sales volume. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

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

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. Litigation by or against us could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation results in a favorable determination for us. Any claim, even if without merit, may require us to spend significant resources to develop non-infringing technology or enter into royalty or cross-licensing arrangements, which may not be available to us on acceptable terms, or at all. We may be required to pay substantial damages or cease the use and sale of infringing products, or both. In general, a successful claim of infringement against us in connection with the use of our technologies could adversely affect our business and our results of operations could be significantly harmed. See Part II, Item 1, “Legal Proceedings.” We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. In the event of an adverse result in any such litigation our business could be materially harmed.

     We have significant international sales and operations that are subject to the special risks of doing business outside the United States.

     Substantially all of our sales are to customers (including distributors) in Hong Kong, Taiwan, China, Japan, Singapore, Korea and Turkey. During the three months ended March 31, 2005, sales to customers in Hong Kong, Taiwan and China were approximately 71% of our net revenues. If our sales in one of these countries or territories, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

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

     We are spending an increased amount of management time and external resources to analyze and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules and listing requirements. Devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and attention to these compliance activities and divert management’s attention from our on-going business operations. Failure to comply with the disclosure requirements could result in additional cost and expenses and in loss of investor confidence in the accuracy and completeness of our public disclosure.

     Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to, and report on, our management’s assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. During the course of testing our internal controls, we may identify deficiencies which we may not be able to remediate, document and retest in time, due to difficulties including those arising from turnover of qualified personnel, to meet the deadline for management to complete its report and our independent registered public accounting firm may not have sufficient time to retest those remediated deficiencies for its attestation of management’s report. Upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation, the costs of which could have a material adverse effect on our results of operations. Moreover, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 and we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. In the future, if we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, or if our independent registered public accounting firm expresses an adverse opinion on our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

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

     On December 16, 2004, the FASB issued Statement of SFAS No. 123R (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Security and Exchange Commission revised the effective date of SFAS No. 123R such that the new standard will become effective in our fiscal year ending December 31, 2006 and will apply to all share-based awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. SFAS 123R will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This may result in lower reported earnings per share which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Interest Rate Risks

     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available-for-sale, and on March 31, 2005, the fair market value of our investments approximated their costs.

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

Item 4. Controls and Procedures

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208) against Brent Townshend, alleging unfair competition and patent misuse. The complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Mr. Townshend to provide us with a license on reasonable and nondiscriminatory terms, as is required by applicable law and Townshend’s contract with the ITU standard-setting body. The patents relate to the manufacture and sale of high-speed modems. On April 30, 2002, we filed an amended complaint. On September 27, 2002, Townshend filed an answer and counterclaims, alleging patent infringement. We filed our answer to the counterclaims on October 17, 2002, Townshend also filed patent infringement actions against Agere Systems Inc., Analog Devices, Inc., Cisco Systems, Inc., and Intel Corporation, alleging infringement of the same patents. On March 7, 2003, the court issued an order finding that the cases are related and should be tried together. Analog Devices, Inc. and Intel Corporation have individually settled their claims with Townshend. As of December 31, 2004, the remaining parties were involved with discovery. The estimated trial date is November, 2005. We believe we have meritorious claims and intend to pursue them vigorously.

     The DVD Copy Control Association (DVD CCA) licenses the CSS anti-piracy system for use in DVD players. Several members of the Motion Picture Association of America (MPAA) filed suit in California Superior Court, Los Angeles County (Case No. BC 313276) against us on April 5, 2004, alleging that we had failed to ensure that all of our customers were duly licensed by DVD CCA. The MPAA plaintiffs requested an injunction against future sales to non-licensees, damages of no more than $100,000, and their attorneys’ fees. On June 25, 2004, the MPAA plaintiffs moved for a preliminary injunction against us, seeking to have us enjoined from selling DVD products to customers not licensed by DVD CCA. On July 23, 2004, the court ruled that ESS must follow these revised procedures by selling only to DVD CCA licensees. On April 14, 2005, the parties settled the lawsuit.

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

     Although we believe that we and our present and former officers and directors have meritorious defenses to both actions and intend to defend these suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against these lawsuits may be costly and may require a significant commitment of time and resources by our senior management. Management believes that these lawsuits are subject to coverage under our directors’ and officers’ liability insurance policies, although to date our carriers have reserved their rights with respect to coverage for these claims. In the event of a determination adverse to us, either with respect to coverage or with respect to the underlying merits of the lawsuits, we may incur substantial monetary liability, which could have a material adverse effect on our financial position, results of operations or cash flows.

     We are subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. In addition, from time to time, we may receive notification from customers claiming that such customers are entitled to indemnification or other obligations from us related to infringement claims made against the customers by third parties. Although the outcome of claims cannot be predicted with certainty, we do not believe that any of these other existing legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Programs	Programs (1) (2)
January 1, 2005 – January 31, 2005	—	—	—	5,202,000
February 1, 2005 – February 28, 2005	—	—	—	5,202,000
March 1, 2005 – March 31, 2005	—	—	—	5,202,000

Total	—	—	—

(1) We announced on August 8, 2002 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of March 31, 2005, we have approximately 202,000 shares available for repurchase under this program.

(2) We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of March 31, 2005, we had an aggregate 5.0 million shares available for repurchase under this program.

Items 3 and 4 are not applicable for the reporting period and have been omitted.

Item 5. Other Information

None.

Item 6. Exhibits

     (a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.31	Description of Performance Based Compensation Plan Bonus Criteria for Fiscal Year 2005, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 8-K filed on April 6, 2005.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC.
(Registrant)

Date: May 10, 2005	By:	/s/ Robert L. Blair

Robert L. Blair
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ James B. Boyd

James B. Boyd
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.31	Description of Performance Based Compensation Plan Bonus Criteria for Fiscal Year 2005, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 8-K filed on April 6, 2005.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or agreement.