Form 10-Q
period 2005-06-30
ESS TECHNOLOGY INC
filed 2005-08-09
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2005.
OR

☐	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: to
Commission File Number: 0-26660
ESS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of	94-2928582 (I.R.S. Employer Identification No.)
incorporation or organization)
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
Yes ☑ No ☐
     As of August 2, 2005 the registrant had 39,808,603 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands)
ASSETS
Cash and cash equivalents	$36,204	$41,527
Short-term investments	76,890	85,161
Accounts receivable, net	24,272	21,222
Other receivables	6,121	234
Inventories	21,976	45,669
Prepaid expenses and other assets	2,736	3,876

Total current assets	168,199	197,689
Property, plant and equipment, net	22,307	23,009
Goodwill	42,761	43,391
Other intangible assets, net	4,070	6,414
Other assets	13,212	13,241

Total assets	$250,549	$283,744

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$50,736	$50,646
Income tax payable and deferred income taxes	41,828	39,738

Total current liabilities	92,564	90,384
Non-current deferred tax liability	—	448

Total liabilities	92,564	90,832

Commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock	178,496	178,030
Accumulated other comprehensive income (loss)	66	(174)
Retained earnings (accumulated deficit)	(20,577)	15,056

Total shareholders’ equity	157,985	192,912

Total liabilities and shareholders’ equity	$250,549	$283,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net revenues
Product	$41,491	$71,813	$79,254	$143,558
Royalty	5,000	5,000	10,000	10,000

Total net revenues	46,491	76,813	89,254	153,558
Cost of product revenues	40,613	53,921	89,200	107,253

Gross profit	5,878	22,892	54	46,305
Operating expenses:
Research and development	8,844	10,537	16,597	19,830
Selling, general and administrative	9,051	9,766	18,705	21,508

Operating income (loss)	(12,017)	2,589	(35,248)	4,967
Non-operating income, net	807	812	695	1,974

Income (loss) before provision for income taxes	(11,210)	3,401	(34,553)	6,941
Provision for income taxes	413	224	1,080	457

Net income (loss)	$(11,623)	$3,177	$(35,633)	$6,484

Net income (loss) per share:
Basic	$(0.29)	$0.08	$(0.90)	$0.16

Diluted	$(0.29)	$0.08	$(0.90)	$0.15

Shares used in calculating net income (loss) per share:
Basic	39,772	39,439	39,739	39,372

Diluted	39,772	41,732	39,739	42,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(35,633)	$6,484
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,940	2,659
Amortization	2,344	2,446
Loss on investments	678	155
Loss on sale of property, plant and equipment	13	12
Stock-based compensation	20	77
Changes in assets and liabilities:
Accounts receivables, net	(3,050)	15,168
Other receivable	(5,887)	3,208
Inventories	23,693	(35,178)
Prepaid expenses and other assets	1,062	1,402
Accounts payable and accrued expenses	90	(27,036)
Income tax payable and deferred income taxes	1,492	480

Net cash used in operating activities	(12,238)	(30,123)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,250)	(2,378)
Sale of property, plant and equipment	—	34
Purchase of short-term investments	(44,342)	(83,553)
Sale of short-term investments	52,713	88,759
Purchase of long-term investments	(282)	(5,180)
Refund of acquisition consideration under escrow	630	—

Net cash provided by (used in) investing activities	6,469	(2,318)

Cash flows from financing activities:
Issuance of common stock under employee stock option plans and employee stock purchase plan	446	1,482

Net cash provided by financing activities	446	1,482

Net decrease in cash and cash equivalents	(5,323)	(30,959)
Cash and cash equivalents at beginning of period	41,527	56,517

Cash and cash equivalents at end of period	$36,204	$25,558

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$(460)
Cash refund for income taxes	$490	$513
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF BUSINESS
     We design, develop and market highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers, and camera lens modules. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. Our imaging sensor chips utilize advanced Complimentary Metal Oxide Semiconductor (“CMOS”) sensor technology to capture images for cellular camera phone applications. Our digital amplifiers boost the digital sound to a level required to drive loudspeakers in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and television sets. Our camera lens modules provide camera capabilities to electronic devices such as cellular phones and Personal Digital Assistants (“PDAs”). We have also developed and marketed encoding processors to address the growing demand for digital video recorders (“DVRs”) and recordable DVD players. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, other communication devices, and PC audio products. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We focus on our design and development strengths and outsource all of our chip fabrication and assembly, as well as the majority of our test operations.
     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Japan, Korea, Turkey and Singapore. We also employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States.
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
Reclassification
     Certain reclassifications have been made to prior period reported amounts to conform with current year presentation, including reclassification of auction rate securities from cash and cash equivalents to short-term investments. Accordingly, we have made corresponding reclassifications to the accompanying statement of cash flows to reflect the purchases and proceeds from sale of auction rate securities as investing activities. For the six months ended June 30, 2004, a reclassification of $35.6 million was made from cash and cash equivalents to short-term investments. These reclassifications resulted in a net decrease in cash used in investing activities of $6.9 million for the six months ended 2004. These reclassifications had no impact on previously reported results of our operations, operating cash flows or working capital.

NOTE 3. STOCK-BASED COMPENSATION
     We account for stock-based compensation, including stock options granted under our various stock option plans and shares issued under the 1995 Employee Stock Purchase Plan, as amended (“Purchase Plan”), using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting periods. Our policy is to grant options under our stock option plans with an exercise price equal to the fair market value of our common stock based on the closing price on the grant date, except as otherwise provided by law. Our policy is to grant purchase options under the Purchase Plan with a purchase price equal to 85% of the lesser of the fair market value of the common stock on the enrollment date or on the purchase date. The enrollment date is on the first business day of May and November of each year. Unless otherwise specified, the purchase dates under the Purchase Plan are on the last business day of April or October. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.”
     The Purchase Plan permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. The Purchase Plan, as most recently amended on May 29, 2003, authorizes the aggregate issuance of 1,425,000 shares under the Purchase Plan. As of June 30, 2005, 1,053,085 shares have been issued under the Purchase Plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(In thousands, except per share data)
Net income (loss)
As reported	$(11,623)	$3,177	$(35,633)	$6,484
Stock-based employee compensation expense included in reported net income (loss)	—	—	20	—
Stock-based employee compensation expense determined under fair-value-based method, net of tax	(4,512)	(3,764)	(5,480)	(7,003)

Pro forma net income (loss)	$(16,135)	$(587)	$(41,093)	$(519)

Net income (loss) per share — basic:
As reported	$(0.29)	$0.08	$(0.90)	$0.16
Pro forma	$(0.41)	$(0.01)	$(1.03)	$(0.01)
Net income (loss) per share — diluted:
As reported	$(0.29)	$0.08	$(0.90)	$0.15
Pro forma	$(0.41)	$(0.01)	$(1.03)	$(0.01)
     Because additional option grants are expected to be made from our stock option plans and additional shares are expected to be purchased under the Purchase Plan periodically, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future periods. Additionally, our pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Our stock options have characteristics significantly different from those of traded options.
NOTE 4. Stock Option Exchange Offer
     On November 29, 2004, we commenced an offering to our employees and consultants to voluntarily exchange certain outstanding stock options to purchase shares of our common stock for replacement stock options to be granted at least six months and one day after the date on which we cancelled the options we accepted for exchange. On December 27, 2004, the offer period ended and we accepted for cancellation stock options to purchase an aggregate of 3,705,449 shares of common stock, representing 42% of the shares subject to options that were eligible to be exchanged, with a weighted average exercise price of $14.11 per share. Subject to the terms and conditions of the offer, on June 29, 2005, we granted 3,589,503 replacement stock options to purchase shares of common stock with an exercise price of $4.12, the fair market value of our common stock on the date of grant. The replacement options are vested and exercisable to the same degree as the original options would have been had they not been cancelled. Of the replacement stock options granted on June 29, 2005, 2,067,871 shares were exercisable.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table summarizes the activities in goodwill and other intangible assets for the six months ended June 30, 2005.

	December 31,			June 30,
	2004	Amortization	Adjustment	2005
		(in thousands)
Goodwill	$43,391	—	(630)	$42,761
Other intangible assets	6,414	(2,344)	—	4,070

	$49,805	(2,344)	(630)	$46,831

     Acquired other intangible assets by categories as of June 30, 2005 and December 31, 2004 consist of the following:

	Gross	Accumulated Amortization
	Carrying	June 30,	December 31,
	Amounts	2005	2004
		(in thousands)
Amortized other intangible assets:
Existing technology	$8,390	$5,464	$4,065
Patents and core technology	2,620	1,747	1,311
Customer relationships	1,590	1,360	1,095
Distributor relationships	90	90	70
Partner agreement and related relationships	110	69	50
Foundry agreement	930	930	725
Order backlog	430	430	430
Technical infrastructure	797	797	797

Total identifiable intangible assets	$14,957	$10,887	$8,543

     Amortization expense was $1.2 million for both of the three months ended June 30, 2005 and 2004. Amortization expense was $2.4 million for both of the six months ended June 30, 2005 and 2004, respectively. Intangible assets are amortized over estimated useful lives of between 3 months and 4 years.
     We expect amortization expense of existing intangible assets to be $2.0 million for the remainder of fiscal 2005 and $2.1 million in fiscal 2006, at which time existing intangible assets will be fully amortized assuming no future impairments of those intangible assets or additions as a result of business combinations.
NOTE 6. BALANCE SHEET COMPONENTS

	June 30,	December 31,
	2005	2004
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$36,204	$40,140
U.S. government and corporate debt securities	—	1,387

	$36,204	$41,527

Short-term investments:
U.S. government and corporate debt securities	$77,297	$85,668
Unrealized loss on marketable securities, net	(407)	(507)

	$76,890	$85,161

Accounts receivable, net:
Accounts receivable	$24,856	$22,009
Less: Allowance for doubtful accounts	(584)	(787)

	$24,272	$21,222

	June 30,	December 31,
	2005	2004
	(In thousands)
Other receivables:
Receivable from vendor	$3,934	$—
Insurance receivable	1,870	—
Other	317	234

	$6,121	$234

Inventories:
Raw materials	$9,050	$15,857
Work-in-process	3,785	7,286
Finished goods	9,141	22,526

	$21,976	$45,669

Prepaid expenses and other assets:
Insurance	$445	$961
Maintenance	662	759
Advance payments to customers	1,123	1,200
Other	506	956

	$2,736	$3,876

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	25,401	24,734
Machinery and equipment	36,458	36,189
Furniture and fixtures	21,524	20,233

	86,243	84,016
Less: Accumulated depreciation and amortization	(63,936)	(61,007)

	$22,307	$23,009

Other assets:
Investments — Best Elite	$10,000	$10,000
Investments — other	2,923	3,029
Other	289	212

	$13,212	$13,241

Accounts payable and accrued expenses:
Accounts payable	$15,789	$18,124
Accrued compensation costs	5,348	6,323
Accrued commission and royalties	9,462	9,212
Deferred revenue related to distributor sales, net of deferred cost of goods sold	7,959	8,041
Accrued adverse purchase order commitments	7,376	4,960
Other accrued liabilities	4,802	3,986

	$50,736	$50,646

NOTE 7. WARRANTY
     We include warranty reserve in other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table summarizes the activity in the product warranty accrual for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Beginning balance	$403	$752	$324	$800
Accruals for warranties issued during the period	251	57	339	80
Settlements made during the period	(174)	(40)	(183)	(111)

Ending balance	$480	$769	$480	$769

NOTE 8. MARKETABLE SECURITIES
     The amortized costs and estimated fair value of securities available-for-sale as of June 30, 2005 and December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2005	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$10,889	$—	$—	$10,889
Municipal bonds	48,414	1	(20)	48,395
Corporate debt securities	8,265	—	(170)	8,095
Corporate equity securities	2,124	517	—	2,641
Government agency bonds	20,618	—	(218)	20,400

Total available-for-sale	$90,310	$518	$(408)	$90,420

Classified as:
Cash equivalents				$10,889
Short-term marketable securities				76,890
Long-term marketable securities				2,641

				$90,420

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$2,780	$—	$—	$2,780
Municipal bonds	47,560	—	(31)	47,529
Corporate debt securities	14,876	—	(298)	14,578
Corporate equity securities	2,802	814	(587)	3,029
Government agency bonds	24,619	—	(178)	24,441

Total available-for-sale	$92,637	$814	$(1,094)	$92,357

Classified as:
Cash equivalents				$4,167
Short-term marketable securities				85,161
Long-term marketable securities				3,029

				$92,357

     The contractual maturities of debt securities classified as available-for-sale as of June 30, 2005, regardless of the consolidated balance sheet classification are as follows:

June 30, 2005	Estimated Fair Value
(In thousands)
Maturing 90 days or less from purchase	$39,200
Maturing between 90 days and one year from purchase	5,449
Maturing more than one year from purchase	32,241

Total available-for-sale debt securities	$76,890

     Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the six months ended June 30, 2005 and 2004, were not material to our financial position, results of operations or cash flows.
     During the six months ended June 30, 2005, we recorded a pre-tax non-operating loss of $0.7 million to reflect the decrease in fair market value of our investment in C-Com Corporation (“C-Com”) which we consider an other-than-temporary impairment based on the latest available financial and other information.

NOTE 9. INVENTORY PROVISION
     During the quarter ended June 30, 2005, due to the continued decline of ASPs of the Company’s DVD, VCD, and Digital Imaging products, additional reserves of $4.2 million were recorded including approximately $1.5 million representing accrued purchase order commitments recorded as other accrued liabilities. In addition, approximately $6.2 million of reserves were released as a result of the sell through of previously reserved DVD, VCD, and DVR products. This resulted in a net release of $2.0 million to the inventory reserve.
     For the six months ended June 30, 2005, due to the continued decline of ASPs of the company’s DVD, VCD, and Digital Imaging products, additional reserves of $22.5 million were recorded including approximately $3.8 million representing accrued purchase order commitments recorded as other accrued liabilities. The charges were primarily due to certain excess or obsolete DVR, DVD, and Digital Imaging products. In addition, approximately $11.1 million of reserves were released as a result of the sell through of previously reserved DVD, VCD, and DVR products. This resulted in a net increase of $11.4 million to the inventory reserve.
NOTE 10. OTHER COMPREHENSIVE INCOME (LOSS)
     The following table reconciles net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Net income	$(11,623)	$3,177	$(35,633)	$6,484
Change in unrealized gain (loss) on marketable securities	(25)	(1,091)	240	(1,375)

Total comprehensive income	$(11,648)	$2,086	$(35,393)	$5,109

NOTE 11. NON-OPERATING INCOME (LOSS), NET
     The following table lists the major components of non-operating income (loss) for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Interest income	$575	$434	$1,012	$1,033
Investment gain (loss)	102	—	(576)	—
Vialta rental income	127	123	252	247
Other	3	255	7	694

Total non-operating income	$807	$812	$695	$1,974

NOTE 12. INCOME TAXES
     Our income tax expense was $0.4 million for the three months ended June 30, 2005, compared to $0.2 million for the three months ended June 30, 2004. The tax expense for the current quarter consists primarily of taxes related to our foreign operations, partially offset by tax credits and net operating losses. Our tax provision in the current quarter increased relative to the three months ended June 30, 2004, primarily due to a lower benefit received from tax credits and net operating losses.
NOTE 13. NET INCOME (LOSS) PER SHARE
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

	Three Months Ended June 30,
	2005			2004
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)
Basic net income (loss) per share	$(11,623)	39,772	$(0.29)	$3,177	39,439	$0.08
Effects of dilutive securities:
Stock options	—	—	—	—	2,293	—

Diluted net income (loss) per share	$(11,623)	39,772	$(0.29)	$3,177	41,732	$0.08

	Six Months Ended June 30,
	2005			2004
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)
Basic net income (loss) per share	$(35,633)	39,739	$(0.90)	$6,484	39,372	$0.16
Effects of dilutive securities:
Stock options	—	—	—	—	2,803	—

Diluted net income (loss) per share	$(35,633)	39,739	$(0.90)	$6,484	42,175	$0.15

     For the three months ended June 30, 2005 and 2004, there were options to purchase approximately 5,407,739 and 3,762,674 shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. For the six months ended June 30, 2005 and 2004, there were options to purchase approximately 3,364,252 and 1,668,816 shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net income (loss) per share as they are anti-dilutive. Because we had a net loss of $11.6 million and $35.6 million during the three and six months ended June 30, 2005, approximately 65,589 and 115,901 equivalent shares were excluded from the calculation of effects of dilutive securities, respectively.
NOTE 14. BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF CERTAIN RISKS
Business Segment
     We operate in one business segment: the designing and marketing of semiconductors used in consumer electronics products.
     The following table summarizes the percentages of revenues by major product category for the three and six month ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
DVD	59%	55%	58%	51%
VCD	16%	29%	20%	28%
Digital imaging	11%	5%	8%	9%
Recordable products	1%	2%	1%	3%
Royalty	11%	6%	11%	7%
Other	2%	3%	2%	2%

Total	100%	100%	100%	100%

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

Transactions With Dynax Electronics
     We sell our products through distributors. Dynax Electronics (HK) Ltd. (“Dynax Electronics”) is our largest distributor. We work directly with many of our customers in Hong Kong and China on product design and development. However, whenever one of these customers buys our products, the order is processed through Dynax Electronics, which functions much like a trading company. Dynax Electronics manages the order processing, arranges shipment into China and Hong Kong, manages the letters of credit, and provides credit and collection expertise and services. The title and risk of loss for the inventories are transferred to Dynax Electronics upon shipment of inventories to Dynax Electronics. Dynax Electronics is legally responsible to pay our invoices regardless of when the inventories are sold to end-customers. Revenues on sales to Dynax Electronics are deferred, along with the related cost of good sold, until Dynax Electronics sells the products to end-customers.
     The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through Dynax Electronics:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004
			(In thousands, except percentage data)
Net revenues	$46,491	$42,763	$43,109	$60,611	$76,813
Net revenues from Dynax Electronics	$16,821	$19,645	$20,856	$31,327	$42,154
Percentage of net revenues from Dynax Electronics	36%	46%	48%	52%	55%
     The following table summarizes percentage of our trade accounts receivable from Dynax Electronics as of each of the following dates:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004
		(In thousands, except percentage data)
Trade accounts receivable	$24,856	$22,945	$22,009	$37,229	$35,452
Trade accounts receivable from Dynax Electronics	$11,537	$13,085	$15,827	$18,549	$22,474
Percentage of trade accounts receivable from Dynax Electronics	46%	57%	72%	50%	63%
     As of June 30, 2005 and 2004, and December 31, 2004, except for our distributor, Dynax Electronics, no other single customer accounted for more than 10% of trade accounts receivable.
Significant Customers and Distributors
     We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. In addition to our distributor, Dynax Electronics, we had two customers who accounted more than 10% of net revenue during the three months ended June 30, 2005 and no other single customer who accounted more than 10% of net revenue during the three months ended June 30, 2004. In addition to our distributor, Dynax Electronics, we had one customer who accounted more than 10% of net revenue during the six months ended June 30, 2005 and no other single customer who accounted more than 10% of net revenue during the six months ended June 30, 2004.
NOTE 15. RELATED PARTY TRANSACTIONS WITH VIALTA, INC.
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
     Fred S.L. Chan, our Chairman of the Board of Directors, also serves as the Chairman of the Board for Vialta. Each company compensates Fred S.L. Chan separately. We continue to sell semiconductors, lease a facility and provide certain services to Vialta. The following is a summary of major transactions between Vialta and us for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Products sales to Vialta	$—	$383	$12	$722
Facility rent charged to Vialta	127	123	252	247
Other charges, net	2	4	4	10

Total charges to Vialta, net of charges from Vialta	$129	$510	$268	$979

     As of June 30, 2005 and December 31, 2004, we had receivables from Vialta of $87,000 and $128,000, respectively.

     We record in our Statements of Operations as an offset to our applicable operating expenses the fees we charge Vialta for the selling, general and administrative services. Rent and other charges from us to Vialta are recorded in our Statements of Operations as other income. Charges for product purchases by Vialta are recorded in our Statements of Operations under net revenues.
NOTE 16. STOCK REPURCHASE
     As of June 30, 2005, there was board authorization to repurchase up to 5.2 million shares of our common stock. During the three months ended and six months ended June 30, 2005 and 2004, we did not repurchase any shares.
NOTE 17. COMMITMENTS AND CONTINGENCIES
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of June 30, 2005:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (2)
			(In thousands)
Operating lease obligations	$2,942	$1,554	$1,324	$64	—
Purchase obligations (1)	22,712	22,712	—	—	—

Total	$25,654	$24,266	$1,324	$64	—

(1)	Includes approximately $16.1 million under our non-cancelable inventory purchase commitments, of which approximately $7.4 million was adverse purchase order commitments that we have recorded as other accrued liabilities. Under these contractual agreements, we may order inventories from time to time, depending on our needs. There is no termination date to these agreements. See Note 4, “Balance Sheet Components.” Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of June 30, 2005, commitments under these arrangements totaled $6.6 million.

(2)	There are no material contractual obligations extending beyond 2007.
     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of June 30, 2005.

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
Legal Proceedings
      On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208) against Brent Townshend, alleging unfair competition and patent misuse. The complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Mr. Townshend to provide us with a license on reasonable and nondiscriminatory terms, as is required by applicable law and Townshend’s contract with the ITU standard-setting body. The patents relate to the manufacture and sale of high-speed modems. On April 30, 2002, we filed an amended complaint. On September 27, 2002, Townshend filed an answer and counterclaims, alleging patent infringement. We filed our answer to the counterclaims on October 17, 2002, Townshend also filed patent infringement actions against Agere Systems Inc., Analog Devices, Inc., Cisco Systems, Inc., and Intel Corporation, alleging infringement of the same patents. On March 7, 2003, the court issued an order finding that the cases are related and should be tried together. Analog Devices, Inc. and Intel Corporation have individually settled their claims with Townshend. As of December 31, 2004, the remaining parties have been involved in extensive discovery which will close on October 25, 2005. A tentative trial date has been scheduled for March 3, 2006. We believe we have meritorious claims and intend to pursue them vigorously.
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss plaintiffs’ amended complaint, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. Discovery is now proceeding in the case. Plaintiffs have moved to certify the class. The court is awaiting class certification discovery and briefing before ruling on that motion. A trial date has tentatively been set for early 2007.
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
     From time to time, we are subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based upon consultation with the outside counsel handling our defense in the legal proceedings listed above, and an analysis of potential results, we have accrued sufficient amounts for potential losses related to these proceedings. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.
NOTE 18. RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE 19. SUBSEQUENT EVENT
     On August 1, 2005, we entered into the Second Amendment to the Amended and Restated Commercial Lease Agreement with Vialta to reduce the space of the Fremont facility subject to the lease and accordingly adjust the rental amount. Effective August 1, 2005, Vialta pays us approximately $75,745 per year, payable in monthly installments of $6,312 pursuant to the amendment. In addition, Vialta reimburses us for certain expenses related to the facility.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, in “Factors that May Affect Future Results” below and elsewhere in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning the future of our industry, our product development, our future business strategy, our future acquisitions, the continued acceptance and growth of our products and the continued support of our significant customers and distributors. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors including those discussed in “Factors that May Affect Future Results” below and elsewhere in this Report. In some cases, these statements can be identified by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” other similar words or the negative of such words. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, they may be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by us or any other person that the results or conditions described in such statements will be achieved. We undertake no obligation to revise or update publicly any forward-

looking statements for any reason. The terms “Company,” “we,” “us,” “our,” and similar terms refer to ESS Technology, Inc. and its subsidiaries, unless the context otherwise requires.
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
Recent Accounting Pronouncements
     See Note 18, “ Recent Accounting Pronouncements,” in Item 1 for disclosure of the recently issued accounting pronouncements that may impact our financial statements in the future.
EXECUTIVE OVERVIEW
     We design, develop and market highly integrated analog and digital processor chips, imaging sensor chips, digital amplifiers, and camera lens modules. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. Our imaging sensor chips utilize advanced Complimentary Metal Oxide Semiconductor (“CMOS”) sensor technology to capture images for cellular camera phone applications. Our digital amplifiers boost the digital sound to a level required to drive loudspeakers, in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and television sets. Our camera lens modules provide camera capabilities to electronic devices such as cellular phones and Personal Digital Assistants (“PDAs”). We have also developed and marketed encoding processors to address the growing demand for digital video recorders (“DVRs”) and recordable DVD players. We believe that multi-featured DVD, DVR and recordable DVD players will serve as a platform for the digital home system (“DHS”), integrating various digital home entertainment and information delivery products into a single box. We are also a supplier of chips for use in modems, other communication devices, and PC audio products. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.
     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Japan, Korea, Turkey and Singapore. We also employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See Item 2, “Factors That May Affect Future Results -We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”
     ESS was incorporated in California in 1984 and became a public company in 1995. On June 9, 2003, we acquired 100% of the outstanding shares of Pictos Technologies, Inc., a Delaware corporation (“Pictos”). On August 15, 2003, we acquired 100% of the outstanding shares of Divio, Inc., a California corporation (“Divio”).
     While this quarter continued to be effected by sustained price declines and intense competition and reported reduced revenues from all of our product lines except for digital imaging, the financial results of three months ended June 30, 2005 reflects a 100% growth in the cameraphone revenue from $2.5 million in the March quarter to $5.0 million in the June quarter, as well as a net release of $2.0 million due to sell through of previously written-off inventory.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended June 30,
	2005		2004
	(In thousands, except percentage data)
Net revenues	$46,491	100.0%	$76,813	100.0%
Cost of product revenues	40,613	87.4	53,921	70.2

Gross profit	5,878	12.6	22,892	29.8
Operating expenses:
Research and development	8,844	19.0	10,537	13.7
Selling, general and administrative	9,051	19.5	9,766	12.7

Operating income (loss)	(12,017)	(25.9)	2,589	3.4
Non-operating income, net	807	1.7	812	1.0

Income (loss) before income taxes	(11,210)	(24.2)	3,401	4.4
Provision for income taxes	413	0.9	224	0.3

Net income (loss)	$(11,623)	(25.1)%	$3,177	4.1%

Net Revenues
     Net revenues were $46.5 million for the three months ended June 30, 2005, a decrease of $30.3 million, or 39.5%, compared to $76.8 million for the three months ended June 30, 2004, primarily due to the decreases in DVD, VCD, recordable and other products revenues, partially offset by the increase in digital imaging revenue.
     The following table summarizes revenues by major product category:

	Three Months Ended June 30,
	2005	2004
DVD	59%	55%
VCD	16%	29%
Digital imaging	11%	5%
Recordable products	1%	2%
Royalty	11%	6%
Other	2%	3%

Total	100%	100%

     DVD revenue consists of revenue from sales of DVD decoder chips. DVD revenue was $27.5 million for the three months ended June 30, 2005, a decrease of $14.9 million, or 35.2%, from revenue of $42.4 million for the three months ended June 30, 2004, primarily due to lower overall average selling price (“ASP”) and lower unit sales. For the three months ended June 30, 2005, ASP decreased by 22.1% and unit sales decreased by 16.7% from the three months ended June 30, 2004.
     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $7.6 million for the three months ended June 30, 2005, a decrease of $14.4 million, or 65.4%, from revenue of $22.0 million for the three months ended June 30, 2004, primarily due to lower overall ASP and lower unit sales. For the three months ended June 30, 2005, ASP decreased by 34.3% and unit sales decreased by 47.3% from the three months ended June 30, 2004.
     Digital imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital imaging revenue was $5.0 million for the three months ended June 30, 2005, an increase of $1.3 million, or 33.6%, from revenue of $3.7 million for the three months ended June 30, 2004, primarily due to higher unit sales to Samsung Electionics Company and LG International Corporation. We sold approximately 1.6 million units and 0.2 million units of our digital imaging products for the three months ended June 30, 2005 and June 30, 2004, respectively.
     Recordable revenue includes revenue from sales of integrated encoder and decoder chips and encoder and decoder chips sold together as a chipset. Recordable revenue was $0.6 million the three months ended June 30, 2005, a decrease of $1.1 million, or 65.9%, from revenue of $1.7 million for the three months ended June 30, 2004, primarily due to lower unit sales and ASP. For the three months ended June 30, 2005, unit sales decreased by 49.8% and ASP decreased by 32.0% from the three months ended June 30, 2004. The recordable market has not grown as expected due to the differences in product standards and technologies used in recording products.
     Royalty revenue consists of royalty payments from MediaTek. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek is obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million, of which $40.0 million has been received to date. The royalty payment will end after the third quarter of 2005. Royalty revenue was $5.0 million for both of the three months ended June 30, 2005 and June 30, 2004.
     Other revenue includes revenue from PC Audio, communication, consumer digital media and other products. Other revenue was $0.8 million for the three months ended June 30, 2005, a decrease of $1.2 million, or 58.5%, from revenue of $2.0 million for the three months ended June 30, 2004, primarily due to lower unit sales. For the three months ended June 30, 2005, unit sales decreased by 64.3% from the three months ended June 30, 2004.
     International revenue accounted for approximately 99.8% of net revenues for the three months ended June 30, 2005 and 99.0% of net revenues for the three months ended June 30, 2004. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the future.
Gross Profit
     Gross profit was $5.9 million, or 12.6% of net revenues, for the three months ended June 30, 2005, compared to gross profit of $22.9 million, or 29.8% of net revenues, for the three months ended June 30, 2004. Gross profit for the three months ended June 30, 2005 decreased primarily as a result of reduced sales and lower ASP of DVD, VCD, and Recordable products. Gross margin in both periods included $5.0 million of MediaTek royalty revenue at 100% gross margin. Due to decreased actual and anticipated revenue, manufacturing activities were substantially reduced during the three months ended June 30, 2005. As a result, substantially all fixed overhead costs of approximately $2.3 million were expensed. This unfavorable overhead variance is expected to continue in the third quarter of 2005. Net inventory reserves of $2.0 million were released during the three months ended June 30, 2005. The release of inventory reserves resulted primarily from the sale of products that had previously been fully reserved.
     For the three months ended June 30, 2005, royalty income and the net inventory reserve release had a positive 15.4% impact on the gross margin.

     As a result of intense competition in our markets, we expect the overall ASP for all of our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in 2005, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.
Research and Development Expenses
     Research and development expenses were $8.8 million, or 19.0% of net revenues, for the three months ended June 30, 2005 compared to $10.5 million, or 13.7% of net revenues, for the three months ended June 30, 2004. The $1.7 million, or 16.1%, decrease in research and development for the three months ended June 30, 2005 was primarily due to $0.8 million decrease in salaries, fringe benefits and bonus related to lower headcount resulting from the discontinuation of our digital still camera research and development unit in July 2004, and $0.8 million decrease in mask set and engineering test run expenses due to the delay of tape-out activities.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $9.1 million, or 19.5% of net revenues, for the three months ended June 30, 2005 compared to $9.8 million, or 12.7% of net revenues, for the three months ended June 30, 2004. The $0.7 million, or 7.3%, decrease in selling, general and administrative expenses for the three month ended June 30, 2005 was primarily due to $0.6 million decrease in legal expenses, $0.2 million decrease in consulting expense due to less activities required for Sarbanes-Oxley Act compliance.
Non-operating Income (Loss), Net
     Net non-operating income was $0.8 million for the three months ended June 30, 2005 compared to net non-operating income of $0.8 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, net non-operating income mainly consisted of interest income of $0.6 million interest income, investment gain of $0.1 million, and rental income of $0.1 million from Vialta. For the three months ended June 30, 2004, net non-operating income mainly consisted of interest income of $0.4 million, rental income of $0.1 million from Vialta and other income of $0.3 million.
Provision for Income Taxes
     Our income tax expense was $0.4 million for the three months ended June 30, 2005 compared to $0.2 million for the three months ended June 30, 2004. The tax expense for the current quarter consists primarily of taxes related to our foreign operations, partially offset by tax credits and net operating losses. Our tax provision in the current quarter increased relative to the three months ended June 30, 2004 primarily due to a lower benefit received from tax credits and net operating losses.
COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
     The following table sets forth certain operating data as a percentage of net revenues:

	Six Months Ended June 30,
	2005		2004
	(In thousands, except percentage data)
Net revenues	$89,254	100.0%	$153,558	100%
Cost of revenues	89,200	99.9	107,253	69.8

Gross profit	54	0.1	46,305	30.2
Operating expenses:
Research and development	16,597	18.6	19,830	13.0
Selling, general and administrative	18,705	21.0	21,508	14.0

Operating income (loss)	(35,248)	(39.5)	4,967	3.2
Non-operating income, net	695	0.8	1,974	1.3

Income (loss) before income taxes	(34,553)	(38.7)	6,941	4.5
Provision for income taxes	1,080	1.2	457	0.3

Net Income (loss)	$(35,633)	(39.9)%	$6,484	4.2%

Net Revenues
     Net revenues were $89.3 million for the six months ended June 30, 2005, a decrease of $64.3 million, or 41.9%, compared to $153.6 million for the six months ended June 30, 2004, due to the decreases in shipments of all products
     The following table summarizes revenues by major product category:

	Six Months Ended June 30,
	2005	2004
DVD	58%	51%
VCD	20%	28%
Digital imaging	8%	9%
Recordable products	1%	3%
Royalty	11%	7%
Other	2%	2%

Total	100%	100%

     DVD revenue consists of revenue from sales of DVD decoder chips. DVD revenue was $51.3 million for the six months ended June 30, 2005, a decrease of $26.8 million, or 34.3%, from revenue of $78.1 million for the six months ended June 30, 2004, primarily due to lower ASP and unit sales. For the six months ended June 30, 2005, ASP decreased by 25.3% and unit sales decreased by 12.0% from the six months ended June 30, 2004.
     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $17.5 million for the six months ended June 30, 2005, a decrease of $25.7 million, or 59.6%, from revenue of $43.2 million for the six months ended June 30, 2004, primarily due to lower ASP and unit sales. For the six months ended June 30, 2005, ASP decreased by 30.7% and unit sales decreased by 41.7% from the six months ended June 30, 2004.
     Digital imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules, which are product lines we acquired through Pictos in June 2003. Digital imaging revenue was $7.5 million for the six months ended June 30, 2005, a decrease of $6.8 million, or 47.5%, from revenue of $14.3 million for the six months ended June 30, 2004. We no longer have module shipments to Motorola Corporation after the first quarter of 2004. Also, we discontinued digital still camera products in July 2004 to concentrate our resources on higher growth opportunities for camera phone products.
     Recordable revenue includes revenue from sales of integrated encoder and decoder chips and encoder and decoder chips sold together as a chipset. Recordable revenue was $1.1 million for the six months ended June 30, 2005, a decrease of $3.3 million, or 74.9%, from revenue of $4.4 million for the six months ended June 30, 2004, primarily due to lower unit sales and ASP. For the six months ended June 30, 2005, unit sales decreased by 63.3% and ASP decreased by 31.8% from the three months ended June 30, 2004. The recordable market has not grown as expected due to the differences in product standards and technologies used in recording products. We introduced our recordable products to the market during the first quarter of 2004.
     Royalty revenue consists of MediaTek royalty payments. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek is obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million, of which $40.0 million has been received to date. The royalty payment will end after the third quarter of 2005. Royalty revenue was $10.0 million for both of the six months ended June 30, 2005 and June 30, 2004.
     Other revenue includes revenue from PC Audio, communication, consumer digital media and others. Other revenue was $1.9 million for the six months ended June 30, 2005, a decrease of $1.7 million, or 47.3%, from revenue of $3.6 million for the six months ended June 30, 2004, primarily due to lower unit sales. For the six months ended June 30, 2005, unit sales decreased by 59.6% from the three months ended June 30, 2004.
     International revenue accounted for approximately 99.9% of net revenues for the six months ended June 30, 2005 and 99.0% for the six months ended June 30, 2004. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the future.

Gross Profit
     Gross profit was $54,000 for the six month ended June 30, 2005, compared to $46.3 million, or 30.1% of net revenues, for the six months ended June 30, 2004. Gross profit for the six months ended June 30, 2005 includes a net $11.4 million inventories-related charge. This amount consists, in part, of reserves for excess and obsolete inventory of approximately $4.8 million for our recordable products, and $3.7 million increase for our digital imaging products. In addition, due to anticipated decreases in the ASP of certain of our DVD and VCD products, we have provided $3.3 million of lower of cost or market reserves for these products. We also released approximately $0.4. million of reserves on other products as a result of the sale of products that had previously been fully reserved. Gross profit for both six month periods included $10.0 million of MediaTek royalty revenue at 100% gross margin.
     For the six months ended June 30, 2005, royalty income and the net inventory reserve charge had an adverse 1.7% impact on the gross margin.
     As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in 2005, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.
Research and Development Expenses
     Research and development expenses were $16.6 million, or 18.6% of net revenues, for the six months ended June 30, 2005 compared to $19.8 million, or 13.0% of net revenues, for the six months ended June 30, 2004. The $3.2 million, or 16.3%, decrease in research and development for the six months ended June 30, 2005 was primarily due to $1.9 million decrease in salaries, fringe benefits and bonus related to lower headcount resulting from the discontinuation of our digital still camera research and development unit in July 2004, $0.8 million decrease in mask set and engineering test run expenses due to the delay of tape-out activities, $0.3 million decrease in software maintenance due to software support contracts.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $18.7 million, or 21.0% of net revenues, for the six months ended June 30, 2005 compared to $21.5 million, or 14.0% of net revenues, for the six months ended June 30, 2004. The $2.8 million, or 13.0%, decrease in selling, general and administrative expenses for the six months ended June 30, 2005 was primarily due to $2.7 million decrease in legal expenses largely resulting from royalty related contract agreements in 2004, $0.7 million decrease in outside commission due to lower revenue, and partially offset by $0.6 million increase in salaries and fringe benefits related to higher headcount in Asia Pacific region.
Non-operating Income, Net
     Net non-operating income was $0.7 million for the six months ended June 30, 2005 compared to $2.0 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, net non-operating income mainly consisted of interest income of $1.0 million and rental income of $0.3 million from Vialta, partially offset by the $0.6 million investment loss. For the six months ended June 30, 2004, net non-operating income mainly consisted of interest income of $1.0 million, rental income of $0.2 million from Vialta and other income of $0.7 million.
Provision for Income Taxes
     Our income tax expense was $1.1 million for the six months ended June 30, 2005 compared to $0.5 million for the six months ended June 30, 2004. The tax expense for the six months ended June 30, 2005 consists primarily of taxes related to our foreign operations, partially offset by tax credits and net operating losses. Our tax provision in the six months ended June 30, 2005 increased relative to the six months ended June 30, 2004 primarily due to a lower benefit received from tax credits and net operating losses.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At June 30, 2005, we had cash, cash equivalents and short-term investments of $113.1 million and working capital of $75.6 million.

     Net cash used in operating activities was $12.2 million and $30.1 million for the six months ended June 30, 2005 and 2004, respectively. The net cash used in operating activities for the six months ended June 30, 2005 was primarily attributable to a net loss of $35.6 million and increases in accounts and other receivables of $8.9 million, partially offset by a decrease in inventories of $23.7 million and depreciation and amortization of $5.3 million. The increases in accounts and other receivables were due to the increase in other receivables from vendors to which we provide raw materials. The decrease in inventory was due to lower production and the increase in inventory reserves. The net cash used in operating activities for the six months ended June 30, 2004 was primarily attributable to an increase in inventories of $35.2 million and a decrease in accounts payable and accrued expenses of $27.0 million and partially offset by net income of $6.5 million, depreciation and amortization of $5.1 million and a decrease in accounts and other receivables of $18.4 million.
     Net cash provided by investing activities was $6.5 million for the six months ended 30, 2005 and net cash used in investing activities was $2.3 million for the six months ended June 30, 2004. The net cash provided by investing activities for the six months ended June 30, 2005 was primarily attributable to the proceeds from sales of short-term investments of $52.7 million, partially offset by the purchase of short-term investments of $44.3 million and purchase of property, plant and equipment of $2.3 million. The net cash used in investing activities for the six months ended June 30, 2004 was primarily attributable to the purchase of short-term and long-term investments of $83.6 million and $5.2 million, respectively, and the purchase of property, plant and equipment of $2.4 million, partially offset by proceeds from sales of short-term investments of $88.8 million.
     Net cash provided by financing activities was $0.4 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively. The net cash provided by financing activities for the six months ended June 30, 2005 was attributable to the proceeds from the issuance of common stock under stock option plans and employee stock purchase plan of $0.4 million. The net cash provided by financing activities for the six months ended June 30, 2004 was attributable to the proceeds from the issuance of common stock under the stock option plans and employee stock purchase plan of $1.5 million.
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
     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $6.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of June 30, 2005, together with funds expected to be generated by operations, and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.
Contractual Obligations, Commitments and Contingencies
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of June 30, 2005:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (2)
			(In thousands)
Operating lease obligations	$2,942	$1,554	$1,324	$64	—
Purchase obligations (1)	22,712	22,712	—	—	—

Total	$25,654	$24,266	$1,324	$64	—

(1)	Includes approximately $16.1 million under our non-cancelable inventory purchase commitments, of which approximately $7.4 million was adverse purchase order commitments that we have recorded as other accured liabilities. Under these contractual agreements, we may order inventories from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of June 30, 2005, commitments under these arrangements totaled $6.6 million.

(2)	There are no material contractual obligations extending beyond 2007.

     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     From time to time, we are subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based upon consultation with the outside counsel handling our defense in the legal proceedings listed in Part II, Item 1, Legal Proceedings, and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.
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
     Historically, our quarterly operating results have fluctuated significantly. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in a particular future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:
•	Charges related to the net realizable value of inventories and/or excess inventories;

•	Changes in demand for our products;

•	Changes in the mix of products sold and our revenue mix;

•	Increasing pricing pressures and resulting reduction in the ASP of any or all of our products;

•	Gain or loss of significant customers;

•	Seasonal customer demand;

•	The cyclical nature of the semiconductor industry;

•	The timing of our and our competitors’ new product announcements and introductions and the market acceptance of new or enhanced versions of our and our customers’ products;

•	The timing of significant customer orders;

•	Loss of key employees which could impact sales or the pace of product development;

•	The “turns” basis of most of our orders, which makes backlog a poor indicator of the next quarter’s revenue;

•	The potential for large adjustments due to resolution of multi-year tax examination.

•	The lead time we normally receive for our orders, which makes it difficult to predict sales until the end of the quarter;

•	Availability and cost of raw materials;

•	Significant increases in expenses associated with the expansion of operations;

•	Availability and cost of foundry capacity; and

•	A shift in manufacturing of consumer electronic products away from China.
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
     In accordance with generally accepted accounting principles, we accounted for our acquisitions of Divio and Pictos using the purchase method of accounting. Under the purchase method of accounting, we have allocated the cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as existing and core technology and customer and distributor relationships) and in-process research and development, based on their respective fair values at the date of the completion of the business combinations. Intangible assets are required to be amortized prospectively over their estimated useful lives. Any excess of the purchase price over those fair market values will be accounted for as goodwill. We are not required to amortize goodwill against income but will be subject to periodic reviews for impairment. We will perform a test for goodwill impairment and determine whether based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of the period reviewed, there is any impairment of goodwill. If we are required to recognize impairment charges, the charges will negatively impact reported earnings in the period of the charges.
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
     The semiconductor industry is characterized by rapid technological changes, evolving industry standards and product obsolescence. The fact that during this quarter, revenues from all of our product lines, except for digital imaging, have suffered due to reduction in either ASPs or unit sales, reflects a weakness in our product offerings in the face of aggressive market competitions. Our success is highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels. The success of new products depends on a number of factors, including:
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
     The markets for most of the applications for our chips are characterized by intense price competition. The willingness of OEMs to design our chips into their products depends, to a significant extent, upon our ability to sell our products at cost-effective prices. We expect the ASP of our existing products (particularly our DVD [decoder chip] products) to decline significantly over their product lives as the markets for our products mature, new products or technology emerge and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins, our gross margins may decline in the future.
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
     Sales through our largest distributor Dynax Electronics (a Hong Kong based company) were approximately 36% and 55% of our net revenues as of three months ended June 30, 2005 and 2004, respectively. Dynax Electronics is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, Dynax Electronics has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until Dynax Electronics sells through to our end-customers. If our relationship with Dynax Electronics deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from Dynax Electronics. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace Dynax Electronics as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace Dynax Electronics in a timely manner or if a replacement were found that the new distributor would be as effective as Dynax Electronics in generating revenue for us.
     Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.
     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended June 30, 2005, sales to our top five end-customers (including end-customers that buy our products from our largest distributor Dynax Electronics) accounted for approximately 52% of our net revenues. This risk is particularly acute in our digital imaging business, which currently has few customers and low sales volume. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.
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
     Substantially all of our sales are to customers (including distributors) in Hong Kong, Taiwan, China, Japan, Korea and Turkey. During the three months ended June 30, 2005, sales to customers in Hong Kong, Korea and China were approximately 67% of our net revenues. If our sales in one of these countries or territories, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:
•	Unexpected changes in legislative or regulatory requirements and related compliance problems;

•	Political, social and economic instability;

•	Lack of adequate protection of our intellectual property rights;

•	Changes in diplomatic and trade relationships, including changes in most favored nations trading status;

•	Currency exchange risks;

•	Tariffs, quotas and other trade barriers and restrictions;

•	Longer payment cycles and greater difficulties in accounts receivable collection;

•	Potentially adverse tax consequences, including withholding in connection with the repatriation of earnings and restrictions on the repatriation of earnings;

•	Difficulties in obtaining export licenses for technologies; and

•	Language and other cultural differences, which may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign counterparts.
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
     The value of our common stock may be adversely affected by market volatility.
     The price of our common stock fluctuates significantly. Many factors influence the price of our common stock, including:
•	Future announcements concerning us, our competitors or our principal customers, such as quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	Changes in accounting rules, particularly those related to the expensing of stock options;

•	The liquidity within the market for our common stock;

•	The reversals of any reserves, especially tax reserves, which can be large in any particular quarter;

•	Sales by our officers, directors, other insiders and large shareholders;

•	Investor perceptions concerning the prospects of our business and the semiconductor industry;

•	Market conditions and investor sentiment affecting market prices of equity securities of high technology companies; and

•	General economic, political and market conditions, such as recessions or international currency fluctuations.
Should our stock price drop below book value for a sustained period, it may become necessary to record an impairment charge to goodwill which would reduce our results of operations.
     We are incurring additional costs and devoting more management resources to comply with increasing regulation of corporate governance and disclosure.
     We are spending an increased amount of management time and external resources to analyze and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules and continued listing requirements. Devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and attention to these compliance activities and divert management’s attention from our on-going business operations. Failure to comply with the disclosure requirements could result in additional cost and expenses and in loss of investor confidence in the accuracy and completeness of our public disclosure.
     Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K each year. Our independent registered public accounting firm is required to attest to, and report on, our management’s assessment. In order to issue its report, management must document both the design for our internal control over financial reporting and the testing processes that support management’s evaluation and conclusion. During the course of testing our internal controls, we may identify deficiencies which we may not be able to remediate, document and retest in time, due to difficulties including those arising from turnover of qualified personnel, to meet the deadline for management to complete its report and our independent registered public accounting firm may not have sufficient time to retest those remediated deficiencies for its attestation of management’s report. Upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation, the costs of which could have a material adverse effect on our results of operations. Moreover, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 and we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. In the future, if we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal control over financial reporting, or if our independent registered public accounting firm expresses an adverse opinion on our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.
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

Interest Rate Risks
     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available-for-sale, and on June 30, 2005, the fair market value of our investments approximated their costs.
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
Item 4. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2005, and (ii) there were no change in internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect, such internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208) against Brent Townshend, alleging unfair competition and patent misuse. The complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Mr. Townshend to provide us with a license on reasonable and nondiscriminatory terms, as is required by applicable law and Townshend’s contract with the ITU standard-setting body. The patents relate to the manufacture and sale of high-speed modems. On April 30, 2002, we filed an amended complaint. On September 27, 2002, Townshend filed an answer and counterclaims, alleging patent infringement. We filed our answer to the counterclaims on October 17, 2002, Townshend also filed patent infringement actions against Agere Systems Inc., Analog Devices, Inc., Cisco Systems, Inc., and Intel Corporation, alleging infringement of the same patents. On March 7, 2003, the court issued an order finding that the cases are related and should be tried together. Analog Devices, Inc. and Intel Corporation have individually settled their claims with Townshend. As of December 31, 2004, the remaining parties have been involved in extensive discovery which will close on October 25, 2005. A tentative trial date has been scheduled for March 3, 2006. We believe we have meritorious claims and intend to pursue them vigorously.
     The DVD Copy Control Association (DVD CCA) licenses the CSS anti-piracy system for use in DVD players. Several members of the Motion Picture Association of America (MPAA) filed suit in California Superior Court, Los Angeles County (Case No. BC 313276) against us on April 5, 2004, alleging that we had failed to ensure that all of our customers were duly licensed by DVD CCA. The MPAA plaintiffs requested an injunction against future sales to non-licensees, damages of no more than $100,000, and their attorneys’ fees. On June 25, 2004, the MPAA plaintiffs moved for a preliminary injunction against us, seeking to have us enjoined from selling DVD products to customers not licensed by DVD CCA. On July 23, 2004, the court ruled that ESS must follow these revised procedures by selling only to DVD CCA licensees. On April 14, 2005, the parties settled the lawsuit. Under the terms of the settlement, we agreed to work cooperatively with the MPAA member companies in fighting piracy and sell chips only to DVD CCA licensees under the terms of a permanent injunction.
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss plaintiffs’ amended complaint, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. Discovery is now proceeding in the case. Plaintiffs have moved to certify the class. The court is awaiting class certification discovery and briefing before ruling on that motion. A trial date has tentatively been set for early 2007.
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

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Programs	Programs (1) (2)
April 1, 2005 – April 30, 2005	—	—	—	5,202,000
May 1, 2005 – May 31, 2005	—	—	—	5,202,000
June 1, 2005 – June 30, 2005	—	—	—	5,202,000

Total	—	—	—

(1)	We announced on August 8, 2002 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of June 30, 2005, we have approximately 202,000 shares available for repurchase under this program.

(2)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of June 30, 2005, we had an aggregate 5.0 million shares available for repurchase under this program.
Item 3 is not applicable for the reporting period and has been omitted.
Item 4. Submission of Matters to a Vote of Security Holders
     In connection with the 2005 Annual Meeting of Shareholders, of the total of 39,798,236 shares outstanding as of the record date, 38,028,375 were present or represented by proxies. The table below presents the results of the election of the Company’s board of directors.

NOMINEE	FOR	WITHHELD
Fred S. L. Chan	36,024,299	2,004,076
Robert Blair	36,038,867	1,989,508
David Lee	35,007,046	3,021,329
Peter T. Mok	34,977,276	3,051,099
Gary L. Fischer	36,063,904	1,964,471
Alfred J. Stein, Jr.	36,064,831	1,963,544
     On the proposal to change the Company’s state of incorporation from California to Delaware, there were 17,730,738 votes cast in favor, 12,419,054 votes cast against, 38,276 abstentions and 7,840,307 broker non-votes.
     On the proposal to amend and restate the 1995 Equity Incentive Plan to extend the termination date of such plan from July 31, 2005 to July 31, 2010, there were 13,897,538 votes cast in favor, 16,225,260 votes cast against, 65,170 abstentions and 7,840,407 broker non-votes.
     On the proposal to adopt the Acquisition Equity Incentive Plan with 2,000,000 shares reserved for issuance thereunder, there were 12,216,462 votes cast in favor, 17,905,482 votes cast against, 66,024 abstentions and 7,840,407 broker non-votes.
     On the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005, there were 37,587,936 votes cast in favor, 385,214 votes cast against, and 55,225 abstentions.
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.01
Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.31	Description of Performance Based Compensation Plan Bonus Criteria for Fiscal Year 2005, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 8-K filed on April 6, 2005.*

10.32	Description of Amendment of Stock Option Grant to Robert Blair Dated June 30, 2005.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or agreement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)

Date: August 9, 2005	By:	/s/ Robert L. Blair

Robert L. Blair President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ James B. Boyd

James B. Boyd Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.01
Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.31	Description of Performance Based Compensation Plan Bonus Criteria for Fiscal Year 2005, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 8-K filed on April 6, 2005.*

10.32	Description of Amendment of Stock Option Grant to Robert Blair Dated June 30, 2005.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or agreement.