Form 10-Q
period 2005-09-30
ESS TECHNOLOGY INC
filed 2005-11-09
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005.
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 2, 2005 the registrant had 39,809,353 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In thousands)
ASSETS
Cash and cash equivalents	$32,779	$41,527
Short-term investments	74,111	85,161
Accounts receivable, net	23,181	21,222
Other receivables	5,220	234
Inventories	11,222	45,669
Prepaid expenses and other assets	3,679	3,876

Total current assets	150,192	197,689
Property, plant and equipment, net	22,090	23,009
Goodwill	41,445	43,391
Other intangible assets, net	3,062	6,414
Other assets	13,810	13,241

Total assets	$230,599	$283,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$41,269	$50,646
Income tax payable and deferred income taxes	41,982	39,738

Total current liabilities	83,251	90,384
Non-current deferred tax liability	—	448

Total liabilities	83,251	90,832

Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock	178,496	178,030
Accumulated other comprehensive income (loss)	525	(174)
Retained earnings (accumulated deficit)	(31,673)	15,056

Total shareholders’ equity	147,348	192,912

Total liabilities and shareholders’ equity	$230,599	$283,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net revenues
Product	$43,588	$55,611	$122,842	$199,169
Royalty	5,000	5,000	15,000	15,000

Total net revenues	48,588	60,611	137,842	214,169
Cost of product revenues	43,047	64,504	132,248	171,756

Gross profit (loss)	5,541	(3,893)	5,594	42,413
Operating expenses:
Research and development	8,738	9,017	25,334	28,848
Selling, general and administrative	8,456	10,179	27,161	31,687

Operating loss	(11,653)	(23,089)	(46,901)	(18,122)
Non-operating income, net	451	724	1,146	2,698

Loss before income taxes	(11,202)	(22,365)	(45,755)	(15,424)
Provision for (benefit from) income taxes	(106)	(1,189)	974	(732)

Net loss	$(11,096)	$(21,176)	$(46,729)	$(14,692)

Net loss per share — basic and diluted	$(0.28)	$(0.54)	$(1.18)	$(0.37)

Shares used in per share calculation — basic and diluted	39,806	39,529	39,762	39,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(46,729)	$(14,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,482	4,029
Amortization	3,352	3,633
Loss on investments	678	(192)
Loss on disposal of property, plant and equipment	44	12
Stock-based compensation	20	88
Changes in assets and liabilities:
Accounts receivables, net	(1,959)	10,755
Other receivables	(3,670)	5,266
Inventories	34,447	(23,545)
Prepaid expenses and other assets	108	(1,612)
Accounts payable and accrued expenses	(9,377)	(27,974)
Income tax payable and deferred income taxes	1,331	(707)

Net cash used in operating activities	(17,273)	(44,939)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,607)	(3,242)
Sale of property, plant and equipment		34
Purchase of short-term investments	(63,018)	(113,022)
Sale of short-term investments	74,356	129,444
Purchase of long-term investments	(282)	(5,176)
Refund of acquisition consideration under escrow	630	—

Net cash provided by investing activities	8,079	8,038

Cash flows from financing activities:
Issuance of common stock under employee stock option plans and employee stock purchase plan	446	1,846

Net cash provided by financing activities	446	1,846

Net decrease in cash and cash equivalents	(8,748)	(35,055)
Cash and cash equivalents at beginning of period	41,527	56,517

Cash and cash equivalents at end of period	$32,779	$21,462

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$(460)
Cash refund for income taxes	$491	$513
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
Reclassification
     Certain reclassifications have been made to prior period reported amounts to conform with current year presentation, including reclassification of auction rate securities from cash and cash equivalents to short-term investments. Accordingly, we have made corresponding reclassifications to the accompanying statement of cash flows to reflect the purchases and proceeds from sale of auction rate securities as investing activities. As of September 30, 2004, a reclassification of $36.3 million was made from cash and cash equivalents to short-term investments. These reclassifications resulted in a net increase in cash provided by investing activities of $6.1 million for the nine months ended September 30, 2004. These reclassifications had no impact on previously reported results of our operations, operating cash flows or working capital.

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
     The Purchase Plan permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. The Purchase Plan, as most recently amended on May 29, 2003, authorizes the aggregate issuance of 1,425,000 shares under the Purchase Plan. As of September 30, 2005, 1,053,085 shares have been issued under the Purchase Plan.
     Our reported net loss and pro forma net loss would have been as follows had compensation costs for options granted under our stock option plans and shares purchased under our Purchase Plan been determined based on the fair value at the grant dates, as prescribed in SFAS 123. The fair value of each option granted under our stock option plans is estimated on the date of grant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss
As reported	$(11,096)	$(21,176)	$(46,729)	$(14,692)
Stock-based employee compensation expense included in reported net loss	—	—	20
Stock-based employee compensation expense determined under fair-value-based method, net of tax	(1,691)	(3,116)	(7,170)	(10,119)

Pro forma net loss	$(12,787)	$(24,292)	$(53,879)	$(24,811)

Net loss per share — basic and diluted:
As reported	$(0.28)	$(0.54)	$(1.18)	$(0.37)
Pro forma	$(0.32)	$(0.61)	$(1.36)	$(0.63)
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
NOTE 4. STOCK OPTION EXCHANGE OFFER
     On November 29, 2004, we commenced an offering to our employees and consultants to voluntarily exchange certain outstanding stock options to purchase shares of our common stock for replacement stock options to be granted at least six months and one day after the date on which we cancelled the options we accepted for exchange. On December 27, 2004, the offer period ended and we accepted for cancellation stock options to purchase an aggregate of 3,705,449 shares of common stock, representing 42% of the shares subject to options that were eligible to be exchanged, with a weighted average exercise price of $14.11 per share. Subject to the terms and conditions of the offer, on June 29, 2005, we granted 3,589,503 replacement stock options to purchase shares of common stock with an exercise price of $4.12, the fair market value of our common stock on the date of grant. The replacement options are vested and exercisable to the same degree as the original options would have been had they not been cancelled. Of the replacement stock options granted on June 29, 2005, 2,067,871 shares were exercisable. We did not record any compensation expense as a result of the exchange.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table summarizes the activities in goodwill and other intangible assets for the nine months ended September 30, 2005.

	December 31,			September 30,
	2004	Amortization	Adjustments	2005
	(in thousands)
Goodwill	$43,391	—	$(1,946)	$41,445
Other intangible assets	6,414	$(3,352)	—	3,062

	$49,805	$(3,352)	$(1,946)	$44,507

     The adjustments in goodwill during 2005 represented the cash refunds of the purchase price held under escrow in connection with acquisitions made in 2003.
     Acquired other intangible assets by categories as of September 30, 2005 and December 31, 2004 consist of the following:

	Gross	Accumulated Amortization
	Carrying	September 30,	December 31,
	Amounts	2005	2004
		(in thousands)
Amortized other intangible assets:
Existing technology	$8,390	$6,163	$4,065
Patents and core technology	2,620	1,966	1,311
Customer relationships	1,590	1,441	1,095
Distributor relationships	90	90	70
Partner agreement and related relationships	110	78	50
Foundry agreement	930	930	725
Order backlog	430	430	430
Technical infrastructure	797	797	797

Total identifiable intangible assets	$14,957	$11,895	$8,543

     Amortization expense was $1.0 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively. Amortization expense was $3.4 million and $3.6 million for the nine months ended September 30, 2005 and 2004, respectively. Intangible assets are amortized over estimated useful lives of between 3 months and 4 years.
NOTE 6. BALANCE SHEET COMPONENTS

	September 30,	December 31,
	2005	2004
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$32,779	$40,140
U.S. government and corporate debt securities	—	1,387

	$32,779	$41,527

Short-term investments:
U.S. government and corporate debt securities	$74,330	$85,668
Unrealized loss on marketable securities, net	(219)	(507)

	$74,111	$85,161

Accounts receivable, net:
Accounts receivable	$23,623	$22,009
Less: Allowance for doubtful accounts	(442)	(787)

	$23,181	$21,222

Other receivables:
Receivable from vendor	$989 $	—
Insurance receivable	2,443	—
Refund of acquisition consideration under escrow	1,316	—
Other	472	234

	$5,220	$234

	September 30,	December 31,
	2005	2004
	(In thousands)
Inventories:
Raw materials	$1,917	$15,857
Work-in-process	2,086	7,286
Finished goods	7,219	22,526

	$11,222	$45,669

Prepaid expenses and other assets:
Insurance	$891	$961
Maintenance	391	759
Advance payments to customers	—	1,200
Prepaid inventory	2,000	—
Other	397	956

	$3,679	$3,876

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	25,462	24,734
Machinery and equipment	36,550	36,189
Furniture and fixtures	22,633	20,233

	87,505	84,016
Less: Accumulated depreciation and amortization	(65,415)	(61,007)

	$22,090	$23,009

Other assets:
Investments — Best Elite	$10,000	$10,000
Investments — other	3,509	3,029
Other	301	212

	$13,810	$13,241

Accounts payable and accrued expenses:
Accounts payable	$7,168	$18,124
Accrued compensation costs	6,051	6,323
Accrued commission and royalties	9,617	9,212
Deferred revenue related to distributor sales, net of deferred cost of goods sold	6,374	8,041
Accrued adverse purchase order commitments	7,787	4,960
Other accrued liabilities	4,272	3,986

	$41,269	$50,646

NOTE 7. WARRANTY
     We include warranty reserve in other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of product revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table summarizes the activity in the product warranty accrual for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Beginning balance	$480	$769	$324	$800
Accruals for warranties issued during the period	108	72	447	152
Settlements made during the period	(26)	(199)	(209)	(310)

Ending balance	$562	$642	$562	$642

NOTE 8. MARKETABLE SECURITIES
     The amortized costs and estimated fair value of securities available-for-sale as of September 30, 2005 and December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2005	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$14,236	$—	$—	$14,236
Municipal bonds	49,591		(12)	49,579
Corporate debt securities	7,157	—	(20)	7,137
Corporate equity securities	2,124	1,103	—	3,227
Government agency bonds	17,582	—	(187)	17,395

Total available-for-sale	$90,690	$1,103	$(219)	$91,574

Classified as:
Cash equivalents				$14,236
Short-term marketable securities				74,111
Long-term marketable securities				3,227

				$91,574

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	(Loss)	Value
		(In thousands)
Money market accounts	$2,780	$—	$—	$2,780
Municipal bonds	47,560	—	(31)	47,529
Corporate debt securities	14,876	—	(298)	14,578
Corporate equity securities	2,802	814	(587)	3,029
Government agency bonds	24,619	—	(178)	24,441

Total available-for-sale	$92,637	$814	$(1,094)	$92,357

Classified as:
Cash equivalents				$4,167
Short-term marketable securities				85,161
Long-term marketable securities				3,029

				$92,357

     The contractual maturities of debt securities classified as available-for-sale as of September 30, 2005, regardless of the consolidated balance sheet classification are as follows:

September 30, 2005	Estimated Fair Value
(In thousands)
Maturing 90 days or less from purchase	$44,424
Maturing between 90 days and one year from purchase	1,800
Maturing more than one year from purchase	27,887

Total available-for-sale debt securities	$74,111

     Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the nine months ended September 30, 2005 and 2004, were not material to our financial position, results of operations or cash flows.
     During the nine months ended September 30, 2005, we recorded a pre-tax non-operating loss of $0.7 million to reflect the decrease in fair market value of our investment in C-Com Corporation (“C-Com”) which we consider an other-than-temporary impairment based on the latest available financial and other information.
NOTE 9. INVENTORY PROVISION
     During the quarter ended September 30, 2005, as a result of the continued decline in average selling prices (“ASPs”) for the Company’s DVD, VCD, and Digital Imaging products, additional reserves of $6.4 million were recorded including approximately $2.5 million representing accrued adverse purchase order commitments recorded as other accrued liabilities. In addition, approximately $7.5 million of reserves were released as a result of the sell through of previously reserved DVD, VCD, DVR and Digital Imaging products. This resulted in a net release of $1.1 million to the inventory reserve.
     For the nine months ended September 30, 2005, as a result of the continued decline of average selling prices (“ASPs”) of the Company’s DVD, VCD, and Digital Imaging products, additional reserves of $28.9 million were recorded including approximately $6.3 million representing accrued adverse purchase order commitments recorded as other accrued liabilities. In addition, approximately $18.6 million of reserves were released as a result of the sell through of previously reserved DVD, VCD, and DVR products. This resulted in a net increase of $10.3 million to the inventory reserve.

     During the quarter ended September 30, 2004, we recorded a $19.4 million charge to cost of revenues, including approximately $8.7 million representing accrued adverse purchase order commitments recorded as other accrued liabilities. The charges were due to certain excess or obsolete DVD, DVR and Digital Imaging products. In accordance with our inventory reserve policy, we took a $9.3 million reserve for our DVD products and an $8.1 million reserves for our DVR products. In addition, we had written off $2.0 million for certain custom and older Digital Imaging products for which we anticipate no demand.
     During the nine months ended September 30, 2004, we recorded a $22.0 million charge to cost of revenues, including approximately $10.1 million representing accrued adverse purchase order commitments recorded as other accrued liabilities. The charges were due to certain excess or obsolete DVD, DVR and Digital Imaging products. We took $9.9 million and $6.9 million reserves for DVD and DVR products. In addition, we had written off $2.0 million for certain custom and older Digital Imaging products for which we anticipate no demand.
NOTE 10. OTHER COMPREHENSIVE LOSS
     The following table reconciles net loss to total comprehensive loss for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(In thousands)
Net loss	$(11,096)	$(21,176)	$(46,729)	$(14,692)
Change in unrealized gain (loss) on marketable securities, net of tax	459	347	699	(1,028)

Total comprehensive loss	$(10,637)	$(20,829)	$(46,030)	$(15,720)

NOTE 11. NON-OPERATING INCOME, NET
     The following table lists the major components of non-operating income for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Interest income	$472	$486	$1,484	$1,519
Investment loss	—	—	(576)	—
Vialta rental income	63	130	315	377
Other	(84)	108	(77)	802

Total non-operating income	$451	$724	$1,146	$2,698

NOTE 12. INCOME TAXES
     We recorded an income tax benefit of $0.1 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively. The tax benefit for the current quarter was lower than the pre-tax loss at the federal statutory rate of 35% primarily due to taxes related to our foreign operations and losses for which no tax benefit was recorded. The income tax benefit for the three months ended September 30, 2005 includes a favorable tax adjustment of $0.7 million from the expiration of certain statutes of limitations during the quarter.
     Our income tax expense was $1.0 million for the nine months ended September 30, 2005 compared to a tax benefit of $0.7 million for the nine months ended September 30, 2004. The tax expense for the nine months ended September 30, 2005 consists primarily of taxes related to our foreign operations, partially offset by tax credits, net operating losses, and a favorable tax adjustment of $0.7 million from the expiration of certain statutes of limitations. Our tax provision in the nine months ended September 30, 2005 increased relative to the nine months ended September 30, 2004 primarily due to a lower benefit received from tax credits and net operating losses.

NOTE 13. NET LOSS PER SHARE
For all periods presented, the reported net losses were used in the calculation of basic and diluted loss per share. As we incurred net losses for the three months and nine months ended September 30, 2005, the effect of dilutive securities (in-the-money stock options) of approximately 56,000 equivalent shares and 214,000 equivalent shares, respectively, have been excluded from the calculation of dilutive net loss per share because they were anti-dilutive. As we incurred net losses for the three months and nine months ended September 30, 2004, the effect of dilutive securities of approximately 906,000 equivalent shares and 2,228,000 equivalent shares, respectively, have been excluded from the calculation of dilutive net loss per share because they were anti-dilutive.
     For the three months and nine months ended September 30, 2005, there were options to purchase approximately 9,302,000 and 5,285,000 shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net loss per share as they were anti-dilutive. For the three months and nine months ended September 30, 2004, there were options to purchase approximately 6,511,000 and 3,744,000 shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net loss per share as they were anti-dilutive.
NOTE 14. BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF CERTAIN RISKS
Business Segment
     We operate in one business segment: the design and marketing of semiconductors used in consumer electronics products.
     The following table summarizes the percentages of revenues by major product category for the three and nine month ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
DVD	50%	57%	55%	53%
VCD	15%	27%	18%	28%
Digital Imaging	19%	—	12%	7%
Recordable products	3%	3%	2%	3%
Royalty	10%	8%	11%	7%
Other	3%	5%	2%	2%

Total	100%	100%	100%	100%

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
Transactions With FE Global
     We sell our products through distributors. FE Global (China) Limited (“FE Global”), formerly known as Dynax Electronics (HK) Ltd., is our largest distributor. We work directly with many of our customers in Hong Kong and China on product design and development. However, whenever one of these customers buys our products, the order is processed through FE Global, which functions much like a trading company. FE Global manages the order processing, arranges shipment into China and Hong Kong, manages the letters of credit, and provides credit and collection expertise and services. The title and risk of loss for the inventories are transferred to FE Global upon shipment of inventories to FE Global. FE Global is legally responsible to pay our invoices regardless of when the inventories are sold to end-customers. Revenues on sales to FE Global are deferred, along with the related cost of product sold, until FE Global sells the products to end-customers.

     The following table summarizes the percentage of our net revenues during each of the periods presented, which were attributable to sales made through FE Global:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004
		(In thousands, except percentage data)
Net revenues	$48,588	$46,491	$42,763	$43,109	$60,611
Net revenues from FE Global	$16,617	$16,821	$19,645	$20,856	$31,327
Percentage of net revenues from FE Global	34%	36%	46%	48%	52%
     The following table summarizes percentage of our trade accounts receivable from FE Global as of each of the following dates:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004
		(In thousands, except percentage data)
Trade accounts receivable	$23,623	$24,856	$22,945	$22,009	$37,229
Trade accounts receivable from FE Global	$13,004	$11,537	$13,085	$15,827	$18,549
Percentage of trade accounts receivable from FE Global	55%	46%	57%	72%	50%
     As of September 30, 2005, in addition to our distributor, FE Global, LG International Corporation (“LG”) accounted for 12% of trade accounts receivable. As of December 31, 2004 and September 30, 2004, except for FE Global, no other single customer accounted for more than 10% of trade accounts receivable.
Significant Customers and Distributor
     We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. During the three months ended September 30, 2005, in addition to our distributor, FE Global, LG accounted for 23% of net revenue. During the three months ended September 30, 2004, in addition to our distributor, FE Global, Universe Electron Corporation accounted for 11% of net revenue. During the nine months ended September 30, 2005, in addition to our distributor, FE Global, LG accounted for 14% of net revenue. During the nine months ended September 30, 2004, except FE Global, no other single customer accounted more than 10% of net revenue.
     On September 14, 2005, we entered into the Silan-ESS Cooperation in VCD Agreement with Hangzhou Silan Microelectronics Joint-Stock Co. Ltd. (“Silan”) pursuant to which 1) we licensed and assigned Silan the right to produce and distribute our VCD backend decoding chips (“Backend Decoding Circuitry”) in China and India for a license fee; 2) we will collaborate with Silan to integrate Silan’s servo process system with our VCD Backend Decoding Circuitry into a single chip (“Single-Chip VCD”), in connection with the sales of which we will share the unit gross margin of each Single-Chip VCD sold with Silan; and 3) Silan will purchase from us all outstanding VCD inventory. Currently, FE Global distributes all of the sales of our VCD products in China. During a transition period, we will continue to sell our VCD decoder products to FE Global until they reach a distribution agreement with Silan. We will continue to sell our VCD products at agreed upon prices to Silan until such time as they have introduced the Single-Chip VCD. For both the three months and nine months periods ended September 30, 2005, sales of VCD products to China represented 79% of our VCD revenue. There were no VCD products sold to India for the nine months ended September 30, 2005. We will retain rights to market VCD products outside of China and India.
NOTE 15. RELATED PARTY TRANSACTIONS WITH VIALTA, INC.
     In April 2001, our Board of Directors decided to spin off Vialta, our majority-owned subsidiary. The spin-off transaction, by which Vialta became a public company, was completed in August 2001. On October 7, 2005, Vialta completed its going-private transaction. We do not have any contractual obligations that are expected to have a material impact upon our revenues, operating results or cash flows under any of the spin-off agreements, which include the Master Distribution Agreement and its ancillary agreements, consisting of the Master Technology Ownership and License Agreement, the Employee Matters Agreement, the Tax Sharing and Indemnity Agreement, the Real Estate Matters Agreement, the Master Confidential Disclosure Agreement, and the Master Transitional Services Agreement. On July 1, 2003, we entered into the First Amendment to the Amended and Restated Commercial Lease Agreement with Vialta to reduce the space of the Fremont facility subject to the lease and adjust the rental amount. Through July 31, 2005, Vialta paid us approximately $312,000 per year, in monthly installments of approximately $26,000 pursuant to the amendment. August 1, 2005, we entered into the Second Amendment to the Amended and Restated Commercial Lease Agreement with Vialta to further reduce the space of the Fremont facility subject to the lease and accordingly adjust the rental amount. Effective August 1, 2005, Vialta pays us approximately $75,745 per year, payable in monthly installments of $6,312 pursuant to the amendment. Under the lease agreement, as amended, Vialta reimburses us for certain expenses related to the facility.

     Our Chairman of the Board of Directors, Fred S.L. Chan, is the chairman of Vialta and recently acquired Vialta through a going-private transaction. In addition to the lease we have with Vialta, from time-to-time, we also sell semiconductors and provide certain services to Vialta. The following is a summary of major transactions between Vialta and us for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Product sales to Vialta	$—	$60	$12	$782
Facility rent charged to Vialta	63	130	315	377
Other charges, net	1	2	5	12

Total charges to Vialta, net of charges from Vialta	$64	$192	$332	$1,171

     As of September 30, 2005 and December 31, 2004, we had receivables from Vialta of $21,000 and $128,000, respectively.
     We record in our Statements of Operations as an offset to our applicable operating expenses the fees we charge Vialta for the selling, general and administrative services. Rent and other charges from us to Vialta are recorded in our Statements of Operations as other income. Charges for product purchases by Vialta are recorded in our Statements of Operations under net revenues.
NOTE 16. STOCK REPURCHASE
     As of September 30, 2005, there was board authorization to repurchase up to 5.2 million shares of our common stock. During the three months ended and nine months ended September 30, 2005 and 2004, we did not repurchase any shares.
NOTE 17. COMMITMENTS AND CONTINGENCIES
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of September 30, 2005:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (2)
			(In thousands)
Operating lease obligations	$2,369	$735	$1,568	$66	—
Purchase obligations (1)	34,614	34,614	—	—	—

Total	$36,983	$35,349	$1,568	$66	—

(1)	Includes approximately $28.6 million under our non-cancelable inventory purchase commitments, of which approximately $7.8 million was adverse purchase order commitments that we have recorded as other accrued liabilities. Under these contractual agreements, we may order inventories from time to time, depending on our needs. There is no termination date to these agreements. See Note 6, “Balance Sheet Components.” Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of September 30, 2005, commitments under these arrangements totaled $6.0 million.

(2)	There are no material contractual obligations extending beyond 2007.
     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of September 30, 2005.
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

Legal Proceedings
     On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208) against Brent Townshend, alleging unfair competition and patent misuse. The complaint seeks specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights. All of the claims relate to the refusal of Mr. Townshend to provide us with a license on reasonable and nondiscriminatory terms, as is required by applicable law and Townshend’s contract with the ITU standard-setting body. The patents relate to the manufacture and sale of high-speed modems. On April 30, 2002, we filed an amended complaint. On September 27, 2002, Townshend filed an answer and counterclaims, alleging patent infringement. We filed our answer to the counterclaims on October 17, 2002, Townshend also filed patent infringement actions against Agere Systems Inc., Analog Devices, Inc., Cisco Systems, Inc., and Intel Corporation, alleging infringement of the same patents. On March 7, 2003, the court issued an order finding that the cases are related and should be tried together. Analog Devices, Inc. and Intel Corporation have individually settled their claims with Townshend. As of September 30, 2005, the remaining parties have been involved in extensive discovery which will close on October 25, 2005. A tentative trial date has been scheduled for March 3, 2006. We believe we have meritorious claims and intend to pursue them vigorously.
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss plaintiffs’ amended complaint, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. Plaintiffs have moved to certify the proposed class (as modified by the motion to strike described above). The court is currently awaiting the completion of class certification discovery and briefing before ruling on the motion, which is scheduled for January 13, 2006. A trial date has tentatively been set for early 2007.
     On September 12, 2002, following the same downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, several holders of our common stock, purporting to represent us, filed a series of derivative lawsuits in California state court, County of Alameda, against us as a nominal defendant and against certain of our present and former directors and officers as defendants. The lawsuits allege certain violations of the federal securities laws, including breaches of fiduciary duty and insider trading. These actions have been consolidated and are proceeding as a Consolidated Derivative Action with the caption “ESS Cases.” The derivative plaintiffs seek compensatory and other damages in an unspecified amount, disgorgement of profits, and other relief. Discovery is proceeding in the case. No trial date has been set.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. The statement applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 will have a material impact on its financial position and results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning the future of our industry, our product development, our future business strategy, our future acquisitions, the continued acceptance and growth of our products and the continued support of our significant customers and distributors. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors including those discussed in “Factors that May Affect Future Results” below and elsewhere in this Report. In some cases, these statements can be identified by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” other similar words or the negative of such words. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, they may be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by us or any other person that the results or conditions described in such statements will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “Company,” “we,” “us,” “our,” and similar terms refer to ESS Technology, Inc. and its subsidiaries, unless the context otherwise requires.
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

     In the third quarter of 2005, we continued to be effected by sustained price decreases and intense competition across all of our product lines. We believe a return to sustained profitability will require introduction of both new cameraphone and video products, such as our new line of Phoenix DVD products.
     As a result of continued pricing pressure, reduced gross margins and the shrinking VCD market due to lower-cost DVD players, we have agreed to license the marketing rights of our VCD products in China and India to Hangzhou Silan Microelectronics Joint-Stock Co. Ltd., a fabless semiconductor company headquartered in China (“Silan”) pursuant to the Silan-ESS Cooperation in VCD Agreement (the “Silan License Agreement”). We will continue to sell VCD decoder products until Silan has introduced and achieved sufficient sales volumes of an integrated VCD product using our combined technologies. We will subsequently receive a license fee for the sales of this integrated VCD product by Silan.
     In accordance with the purchase method of accounting, among other factors, as a result of sustained net losses and decreases in the Company’s market capitalization in recent past quarters, we regularly review recorded goodwill and other intangible assets for potential impairment. As more fully describe in the “Factors That May Affect Future Results,” if we are required to recognized impairment charges, the charges may be substantial and will negatively impact reported earnings in the period of the charges.
     We perform our annual impairment test for goodwill during the fourth quarter. As a result of sustained net losses and recent decreases in the Company’s market capitalization, there is no assurance that we will not have to record an impairment charge. Such impairment charge may be substantial and would negatively impact reported earnings in the period of the charge.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended September 30,
	2005		2004
	(In thousands, except percentage data)
Net revenues	$48,588	100.0%	$60,611	100.0%
Cost of product revenues	43,047	88.6	64,504	106.4

Gross profit (loss)	5,541	11.4	(3,893)	(6.4)
Operating expenses:
Research and development	8,738	18.0	9,017	14.9
Selling, general and administrative	8,456	17.4	10,179	16.8

Operating loss	(11,653)	(24.0)	(23,089)	(38.1)
Non-operating income, net	451	0.9	724	1.2

Loss before income taxes	(11,202)	(23.1)	(22,365)	(36.9)
Benefit from income taxes	(106)	(0.2)	(1,189)	(2.0)

Net loss	$(11,096)	(22.9)%	$(21,176)	(34.9)%

Net Revenues
     Net revenues were $48.6 million for the three months ended September 30, 2005, a decrease of $12.0 million, or 19.8%, compared to $60.6 million for the three months ended September 30, 2004, due to decreased revenues in all product categories except digital imaging.
The following table summarizes revenues by major product category:

	Three Months Ended September 30,
	2005	2004
DVD	50%	57%
VCD	15%	27%
Digital Imaging	19%	—
Recordable products	3%	3%
Royalty	10%	8%
Other	3%	5%

Total	100%	100%

     DVD revenue consists of revenue from sales of DVD decoder chips. DVD revenue was $24.3 million for the three months ended September 30, 2005, a decrease of $10.5 million, or 30.2%, from revenue of $34.8 million for the three months ended September 30, 2004, primarily due to lower overall ASP and lower unit sales. For the three months ended September 30, 2005, ASP decreased by 22.2% and unit sales decreased by 10.3% from the three months ended September 30, 2004.
     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $7.2 million for the three months ended September 30, 2005, a decrease of $9.0 million, or 55.6%, from revenue of $16.2 million for the three months ended September 30, 2004, primarily due to lower overall ASP and lower unit sales. For the three months ended September 30, 2005, ASP decreased by 29.3% and unit sales decreased by 37.6% from the three months ended September 30, 2004. Under the Silan License Agreement, we expect that in the near future VCD revenue will remain comparable to that of the recent quarter, subject to the general trend of the VCD market, and it may decline thereafter due to new VCD products.
     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital Imaging revenue was $9.4 million for the three months ended September 30, 2005, an increase of $9.3 million from revenue of approximately $0.1 million for the three months ended September 30, 2004, primarily due to higher unit sales especially to Samsung Electronics Company and LG International Corporation. We continue to qualify our Digital Imaging products with new customers.
     Recordable revenue includes revenue from sales of integrated encoder and decoder chips and encoder and decoder chips sold together as a chipset. Recordable revenue was $1.5 million the three months ended September 30, 2005, a decrease of $0.2 million, or 11.8%, from revenue of $1.7 million for the three months ended September 30, 2004, primarily due to lower ASP. For the three months ended September 30, 2005 ASP decreased by 18.7% from the three months ended September 30, 2004. The recordable market has not grown as expected due to the differences in product standards and technologies used in recording products.
     Royalty revenue consists of royalty payments from MediaTek. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek is obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million, all of which had been received by quarter end. Royalty revenue was $5.0 million for both of the three months ended September 30, 2005 and September 30, 2004. The final $5.0 million royalty payment will be recognized in revenue in the quarter ending December 31, 2005.
     Other revenue includes revenue from PC Audio, communication, consumer digital media and other products. Other revenue was $1.3 million for the three months ended September 30, 2005, a decrease of $1.6 million, or 55.2%, from revenue of $2.9 million for the three months ended September 30, 2004, primarily due to lower unit sales. For the three months ended September 30, 2005, unit sales decreased by 59.4% from the three months ended September 30, 2004.
     International revenue accounted for approximately 99.9% of net revenues for the three months ended September 30, 2005 and 98.6% of net revenues for the three months ended September 30, 2004. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the future.
Gross Profit
     Gross profit was $5.5 million, or 11.4% of net revenues, for the three months ended September 30, 2005, compared to gross loss of $3.9 million, or (6.4)% of net revenues, for the three months ended September 30, 2004. Results for the three months ended September 30, 2004 included a net $19.4 million inventory reserve related charge compared to a net inventory reserve release of $1.1 million for the three months ended September 30, 2005. The release of inventory reserves resulted primarily from the sale of products that had previously been fully reserved. Gross profit for the three months ended September 30, 2005 was adversely impacted by reduced sales volume and lower ASP of DVD, VCD, and recordable products. During the quarter ended September 30, 2005, we wrote off approximately $1.4 million of inventory as a result of defective wafers received from one of our fabs. Gross margin in both periods included $5.0 million of MediaTek royalty revenue at 100% gross margin.
     For the three months ended September 30, 2005, royalty income and the net inventory reserve release had a positive 12.6% impact on the gross margin.
     As a result of intense competition in our markets, we expect the overall ASP for all of our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in the remaining quarter of 2005, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.

Research and Development Expenses
     Research and development expenses were $8.7 million, or 18.0% of net revenues, for the three months ended September 30, 2005 compared to $9.0 million, or 14.9% of net revenues, for the three months ended September 30, 2004. The $0.3 million, or 3.3%, decrease in research and development for the three months ended September 30, 2005 was primarily due to $0.6 million decrease in salaries, fringe benefits and bonus resulting from the shift of R&D headcount to Asia, partially offset by $0.2 million increase in facility related expenses and $0.1 million increase in consulting services.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $8.5 million, or 17.4% of net revenues, for the three months ended September 30, 2005 compared to $10.2 million, or 16.8% of net revenues, for the three months ended September 30, 2004. The $1.7 million, or 16.7%, decrease in selling, general and administrative expenses for the three month ended September 30, 2005 was primarily due to $0.5 million decrease in legal expenses, $0.5 million decrease in rent expense due to the reserve recorded during the quarter ended September 30, 2004 for facility consolidations related to the discontinuation of our digital camera unit in July 2004, $0.4 million decrease in outside commission resulting from lower revenue and $0.2 million decrease in consulting and services for Sarbanes-Oxley compliance.
Non-operating Income, Net
     Net non-operating income was $0.5 million for the three months ended September 30, 2005 compared to net non-operating income of $0.7 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, net non-operating income mainly consisted of interest income of $0.5 million. For the three months ended September 30, 2004, net non-operating income mainly consisted of interest income of $0.5 million, rental income of $0.1 million from Vialta and other income of $0.1 million.
Benefit from Income Taxes
     Our income tax benefit was $0.1 million for the three months ended September 30, 2005 compared to a benefit of $1.2 million for the three months ended September 30, 2004. The tax benefit for the current quarter consists primarily of taxes related to our foreign operations, offset by tax credits, net operating losses, and a favorable tax adjustment of $0.7 million from the expiration of certain statutes of limitations. Our tax benefit in the current quarter decreased relative to the benefit from three months ended September 30, 2004 primarily due to a lower benefit received from tax credits and net operating losses.
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
     The following table sets forth certain operating data as a percentage of net revenues:

	Nine Months Ended September 30,
	2005		2004
	(In thousands, except percentage data)
Net revenues	$137,842	100.0%	$214,169	100.0%
Cost of revenues	132,248	95.9	171,756	80.2

Gross profit	5,594	4.1	42,413	19.8
Operating expenses:
Research and development	25,334	18.4	28,848	13.5
Selling, general and administrative	27,161	19.7	31,687	14.8

Operating loss	(46,901)	(34.0)	(18,122)	(8.5)
Non-operating income, net	1,146	0.8	2,698	1.3

Loss before income taxes	(45,755)	(33.2)	(15,424)	(7.2)
Provision for (benefit from) income taxes	974	0.7	(732)	(0.3)

Net Loss	$(46,729)	(33.9)%	$(14,692)	(6.9)%

Net Revenues
     Net revenues were $137.8 million for the nine months ended September 30, 2005, a decrease of $76.4 million, or 35.7%, compared to $214.2 million for the nine months ended September 30, 2004, due to the decreased revenue in all product categories except digital imaging.
     The following table summarizes revenues by major product category:

	Nine Months Ended September 30,
	2005	2004
DVD	55%	53%
VCD	18%	28%
Digital Imaging	12%	7%
Recordable products	2%	3%
Royalty	11%	7%
Other	2%	2%

Total	100%	100%

     DVD revenue consists of revenue from sales of DVD decoder chips. DVD revenue was $75.6 million for the nine months ended September 30, 2005, a decrease of $37.3 million, or 33.0%, from revenue of $112.9 million for the nine months ended September 30, 2004, primarily due to lower ASP and unit sales. For the nine months ended September 30, 2005, ASP decreased by 24.4% and unit sales decreased by 11.5% from the nine months ended September 30, 2004.
     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $24.6 million for the nine months ended September 30, 2005, a decrease of $34.8 million, or 58.6%, from revenue of $59.4 million for the nine months ended September 30, 2004, primarily due to lower ASP and unit sales. For the nine months ended September 30, 2005, ASP decreased by 30.4% and unit sales decreased by 40.5% from the nine months ended September 30, 2004. Under the Silan License Agreement, we expect that in the near future VCD revenue will remain comparable to that of the recent quarter, subject to the general trend of the VCD market, and it may decline thereafter due to new VCD products.
     Digital Imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules, which are product lines we acquired through Pictos in June 2003. Digital Imaging revenue was $16.9 million for the nine months ended September 30, 2005, an increase of $2.6 million, or 18.2%, from revenue of $14.3 million for the nine months ended September 30, 2004, primarily due to higher unit sales. Revenue in 2005 was from a combination of sensor cameraphone module sales to Samsung Electronics Company and individual chip sales to LG International Corporation. Revenue in 2004 was primarily from first quarter sales of cameraphone modules to Motorola Corporation. We continue to qualify our Digital Imaging products with new customers.
     Recordable revenue includes revenue from sales of integrated encoder and decoder chips and encoder and decoder chips sold together as a chipset. Recordable revenue was $2.6 million for the nine months ended September 30, 2005, a decrease of $3.5 million, or 57.4%, from revenue of $6.1 million for the nine months ended September 30, 2004, primarily due to lower unit sales and ASP. For the nine months ended September 30, 2005, unit sales decreased by 40.5% and ASP decreased by 28.0% from the nine months ended September 30, 2004. The recordable market has not grown as expected due to the differences in product standards and technologies used in recording products. We introduced our recordable products to the market during the first quarter of 2004.
     Royalty revenue consists of MediaTek royalty payments. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek is obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million, all of which had been received by quarter end. Royalty revenue was $15.0 million for both of the nine months ended September 30, 2005 and September 30, 2004.
     Other revenue includes revenue from PC Audio, communication, consumer digital media and others. Other revenue was $3.1 million for the nine months ended September 30, 2005, a decrease of $3.4 million, or 52.3%, from revenue of $6.5 million for the nine months ended September 30, 2004, primarily due to lower unit sales. For the nine months ended September 30, 2005, unit sales decreased by 59.5% from the nine months ended September 30, 2004.
     International revenue accounted for approximately 99.9% of net revenues for the nine months ended September 30, 2005 and 98.9% for the nine months ended September 30, 2004. Our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the future.

Gross Profit
     Gross profit was $5.6 million for the nine months ended September 30, 2005, compared to $42.4 million, or 19.8% of net revenues, for the nine months ended September 30, 2004. Gross profit for the nine months ended September 30, 2005 includes a net $10.3 million inventory reserve related charge. This amount consists, in part, of reserves for excess and obsolete inventory, on a net basis, of approximately $3.0 million for our recordable products, and $3.3 million increase for our Digital Imaging products. In addition, due to anticipated decreases in the ASP of certain of our DVD and VCD products, we have provided, on a net basis, $4.4 million of lower of cost or market reserves for these products. We also released, on a net basis, approximately $0.4 million of reserves on other products as a result of the sale of products that had previously been fully reserved. Gross profit for both nine month periods included $15.0 million of MediaTek royalty revenue at 100% gross margin.
     Gross profit for the nine months ended September 30, 2004 included a net $22.0 million inventories-related charge. This amount consisted, in part, of reserves for excess and obsolete inventory of approximately $8.3 million for our recordable products, $2.4 million increase for the complete reserve of inventory related to digital still camera products, and $2.0 million for other digital imaging products. In addition, due to anticipated decreases in the ASP of certain of our Vibratto II DVD products we provided $9.3 million of lower of cost or market reserves for these products.
     For the nine months ended September 30, 2005, royalty income and the net inventory reserve charge had a positive 3.4% impact on the gross margin.
     As a result of intense competition in our markets, we expect the overall ASP per unit for our existing products to decline over their product life. We believe that in order to maintain or increase gross profit in the remaining quarter of 2005, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.
Research and Development Expenses
     Research and development expenses were $25.3 million, or 18.4% of net revenues, for the nine months ended September 30, 2005 compared to $28.8 million, or 13.5% of net revenues, for the nine months ended September 30, 2004. The $3.5 million, or 12.2%, decrease in research and development for the nine months ended September 30, 2005 was primarily due to $2.6 million decrease in salaries, fringe benefits and bonus resulting from the discontinuation of our digital still camera research and development unit in July 2004 and from the shift of R&D headcount to Asia, $0.4 million decrease in mask set expenses due to a reduction in tape-out activities, $0.3 million decrease in engineering test materials and $0.3 million decrease in software maintenance expense.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $27.2 million, or 19.7% of net revenues, for the nine months ended September 30, 2005 compared to $31.7 million, or 14.8% of net revenues, for the nine months ended September 30, 2004. The $4.5 million, or 14.2%, decrease in selling, general and administrative expenses for the nine months ended September 30, 2005 was primarily due to $3.2 million decrease in legal expenses largely resulting from royalty related contract agreements in 2004, $1.1 million decrease in outside commission due to lower revenue, $0.6 million decrease in rent expense mainly due to the reserve, recorded during the quarter ended September 30, 2004 for facility consolidations related to the discontinuation of our digital camera unit in July 2004, $0.3 million decrease in consulting and outside services for Sarbanes-Oxley compliance, and partially offset by $0.7 million increase in salaries and fringe benefits related to higher headcount in Asia Pacific region.
Non-operating Income, Net
     Net non-operating income was $1.1 million for the nine months ended September 30, 2005 compared to $2.7 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net non-operating income mainly consisted of interest income of $1.5 million and rental income of $0.3 million from Vialta, partially offset by the $0.6 million investment loss. For the nine months ended September 30, 2004, net non-operating income mainly consisted of interest income of $1.5 million, rental income of $0.4 million from Vialta and other income of $0.8 million.
Provision for Income Taxes
     Our income tax expense was $1.0 million for the nine months ended September 30, 2005 compared to a tax benefit of $0.7 million for the nine months ended September 30, 2004. The tax expense for the nine months ended September 30, 2005 consists primarily of taxes related to our foreign operations, partially offset by tax credits, net operating losses, and a favorable tax adjustment of $0.7 million from the expiration of certain statutes of limitations. Our tax provision in the nine months ended September 30, 2005 increased relative to the nine months ended September 30, 2004 primarily due to a lower benefit received from tax credits and net operating losses.

LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At September 30, 2005, we had cash, cash equivalents and short-term investments of $106.9 million and working capital of $66.9 million.
     Net cash used in operating activities was $17.3 million and $44.9 million for the nine months ended September 30, 2005 and 2004, respectively. The net cash used in operating activities for the nine months ended September 30, 2005 was primarily attributable to a net loss of $46.7 million and increases in accounts and other receivables of $5.6 million and decrease in accounts payable and accrued expenses of $9.4 million, partially offset by a decrease in inventories of $34.4 million and depreciation and amortization of $7.8 million. The increases in other receivables were due to the expected insurance reimbursement for expenses related to class action litigation and to a receivable for the acquisition consideration under escrow. The decrease in inventory was due to lower production and the increase in inventory reserves of $ 2.5 million. The net cash used in operating activities for the nine months ended September 30, 2004 was primarily attributable to an increase in inventories of $23.5 million, a decrease in accounts payable and accrued expenses of $28.0 million and net loss of $14.7 million, partially offset by depreciation and amortization of $7.7 million and a decrease in accounts and other receivables of $16.0 million.
     Net cash provided by investing activities was $8.1 million and $8.0 million for the nine months ended September 30, 2005 and 2004, respectively. The net cash provided by investing activities for the nine months ended September 30, 2005 was primarily attributable to the proceeds from sales of short-term investments of $74.4 million, partially offset by the purchase of short-term investments of $63.0 million and purchase of property, plant and equipment of $3.6 million. The net cash provided by investing activities for the nine months ended September 30, 2004 was primarily attributable to the proceeds from sales of short-term investments of $129.4 million, partially offset by the purchase of short-term investments of $113.0 million, the purchase of long-term investment of $5.2 million and purchase of property, plant and equipment of $3.2 million.
     Net cash provided by financing activities was $0.4 million and $1.8 million for the nine months ended September 30, 2005 and 2004, respectively. The net cash provided by financing activities for the nine months ended September 30, 2005 was attributable to the proceeds from the issuance of common stock under stock option plans and employee stock purchase plan of $0.4 million. The net cash provided by financing activities for the nine months ended September 30, 2004 was attributable to the proceeds from the issuance of common stock under the stock option plans and employee stock purchase plan of $1.8 million.
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
     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $6.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of September 30, 2005, together with funds expected to be generated by operations, and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.

Contractual Obligations, Commitments and Contingencies
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of September 30, 2005:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (2)
	(In thousands)
Operating lease obligations	$2,369	$735	$1,568	$66	—
Purchase obligations (1)	34,614	34,614	—	—	—

Total	$36,983	$35,349	$1,568	$66	—

(1)	Includes approximately $28.6 million under our non-cancelable inventory purchase commitments, of which approximately $7.8 million was adverse purchase order commitments that we have recorded as other accrued liabilities. Under these contractual agreements, we may order inventories from time to time, depending on our needs. There is no termination date to these agreements. See Note 6, “Balance Sheet Components.” Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of September 30, 2005, commitments under these arrangements totaled $6.0 million.

(2)	There are no material contractual obligations extending beyond 2007.
     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     From time to time, we are subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based upon consultation with the outside counsel handling our defense in the legal proceedings listed in Part II, Item 1, Legal Proceedings, and an analysis of potential results, we have accrued sufficient amounts for potential losses related to these proceedings. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.
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
     We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with products that may be provided at lower costs or provide higher levels of integration, higher performance or additional features. In some cases, our competitors have been acquired by even larger organizations, giving them access to even greater resources with which to compete with us. Advancements in technology can change the competitive environment in ways that may be adverse to us. Unless we are able to develop and deliver highly desirable products in a timely manner continuously and achieve market domination in one or more product lines, we will not be able to achieve long-term sustainable success, in this fast consolidating industry. If we are only able to offer commodity products, our results of operation and long-term success will suffer and we will fall prey of stronger competitors. For example, today’s high-performance central processing units in PCs have enough excess computing capacity to perform many of the functions that formerly required a separate chip set, which has reduced demand for our PC audio chips. The announcements and commercial shipments of competitive products could adversely affect sales of our products and may result in increased price competition that would adversely affect the ASP and margins of our products.
     The following factors may affect our ability to compete in our highly competitive markets:
•	The timing and success of our new product introductions and those of our customers and competitors;

•	The timely shipment of our new Phoenix line of DVD products;

•	The timely shipment of a recordable servo product;

•	The timely shipment of our new 2.0 Megapixel sensor chip;

•	The ability to obtain adequate foundry capacity and sources of raw materials;

•	The timely shipment of our new UNIVGA and new UNI Megapixel products;

•	The price, quality and performance of our products and the products of our competitors;

•	The emergence of new multimedia standards;

•	The development of technical innovations;

•	The rate at which our customers integrate our products into their products;

•	The number and nature of our competitors in a given market; and

•	The protection of our intellectual property rights.
     Our operating results could be adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to business combinations.
     In accordance with generally accepted accounting principles, we accounted for our acquisitions of Divio and Pictos using the purchase method of accounting. Under the purchase method of accounting, we have allocated the cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as existing and core technology and customer and distributor relationships) and in-process research and development, based on their respective fair values at the date of the completion of the business combinations. Intangible assets are required to be amortized prospectively over their estimated useful lives. Any excess of the purchase price over those fair market values will be accounted for as goodwill. We are not required to amortize goodwill against income but are subject to periodic reviews for impairment. We will perform a test for goodwill impairment in the fourth quarter of 2005 and determine whether based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of the period reviewed, there is any impairment of goodwill. If we are required to recognize impairment charges, the charges will negatively impact reported earnings in the period of the charges.
Our business is highly dependent on the expansion of the consumer electronics market.
     Our primary focus has been developing products primarily for the consumer electronics market. Currently, our sales of video system processor chips to the DVD, Digital Imaging and VCD (including VCD and SVCD) player markets account for a majority of our revenues. We expect these products will continue to account for a significant portion of our net revenues for the foreseeable future. Given the current economic environment, consumer spending on DVD players and cellular camera phones may not increase as expected or may even weaken or fall, additionally, we have entered into a certain license arrangement for our VCD products. Consequently, we continue to invest in new product lines for the consumer electronics market. Nonetheless, our strategy in these new markets may not be successful. If the markets for these products and applications decline or fail to develop as expected, or if we are not successful in our efforts to market and sell our products to manufacturers who incorporate our chip into their products. It could have a material adverse effect on our business financial conditions and results of operations.
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
     Historically, our quarterly operating results have fluctuated significantly. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in a particular future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:

•	Charges related to the impairment of goodwill or other intangible assets;

•	Charges related to the net realizable value of inventories and/or excess inventories;

•	Changes in demand for our products;

•	Changes in the mix of products sold and our revenue mix;

•	Increasing pricing pressures and resulting reduction in the ASP of any or all of our products;

•	Availability and cost of foundry capacity;

•	Gain or loss of significant customers;

•	Seasonal customer demand;

•	The cyclical nature of the semiconductor industry;

•	The timing of our and our competitors’ new product announcements and introductions and the market acceptance of new or enhanced versions of our and our customers’ products;

•	The timing of significant customer orders;

•	Loss of key employees which could impact sales or the pace of product development;

•	The “turns” basis of most of our orders, which makes backlog a poor indicator of the next quarter’s revenue;

•	The potential for large adjustments due to resolution of multi-year tax examinations.

•	The lead time we normally receive for our orders, which makes it difficult to predict sales until the end of the quarter;

•	Availability and cost of raw materials;

•	Significant increases in expenses associated with the expansion of operations; and

•	A shift in manufacturing of consumer electronic products away from China.
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
     We believe the semiconductor industry is experiencing a general industry consolidation. To achieve long-term success, a semiconductor company must be able to offer high-demand products and renew its offerings timely. In order to meet such a high turn over in product offering, in addition to our own research and development of new products, we continue to regularly consider the acquisition of other companies or the products and technologies of other companies to complement our existing product offerings, improve our market coverage and enhance our technological capabilities. There may be technologies that we need to acquire or license in order to remain competitive. However, we may not be able to identify and consummate suitable acquisitions and investments or be able to acquire them at costs that are competitive. Acquisitions and investments carry risks that could have a material adverse effect on our business, financial condition and results of operations, including:
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
     Since we are primarily focused on the consumer electronics market, we are likely to be affected both by changes in consumer demand and by seasonality in the sales of our products. Historically, over half of consumer electronic products are sold during the holiday seasons. Consumer electronic product sales have historically been much higher during the holiday shopping seasons than during other times of the year, although the manufacturers’ shipments vary from quarter to quarter depending on a number of factors, including retail levels and retail promotional activities. In addition, consumer demand often varies from one product to another in consecutive holiday seasons and is strongly influenced by the overall state of the economy. Because the consumer electronic market experiences substantial seasonal fluctuations, seasonal trends may cause our quarterly operating results to fluctuate significantly and our inability to forecast these trends may adversely affect the market price of our common stock. For instance, in the future, as ASPs for DVD products decline, customer demands for VCD products may shift to DVD products and ultimately render our VCD products, from which we enjoy a healthy product margin, even under our recent arrangement to license our VCD products, obsolete. In the future, if the market for our products is not as strong during the holiday seasons, whether as a result of changes in consumer tastes or because of an overall reduction in consumer demand due to economic conditions, we may fail to meet expectations of securities analysts and investors which could cause our stock price to fall.

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
     Our existing and potential competitors consist, in part, of large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than we have. These competitors may have more visibility into market trends, which is critically important in an industry characterized by rapid technological changes, evolving industry standards and product obsolescence. Our competitors also include a number of independent and emerging companies who may be able to better adapt to changing market conditions and customer demand. In addition, some of our current and potential competitors maintain their own semiconductor fabrication facilities and could benefit from certain capacity, cost and technical advantages. We expect that market experience to date and the predicted growth of the market will continue to attract and motivate more and stronger competitors.
     DVD and VCD players face significant competition from video-on-demand, VCRs and other video formats. In addition, we expect that the DVD platform for the DHS will face competition from other platforms including set-top-boxes, as well as multi-function game boxes being manufactured and sold by large companies. Some of our competitors may be more diversified than us and supply chips for multiple platforms. Our Digital Imaging products face significant competition who may have greater relationships with lens module assemblers and other suppliers that may assist them in attaining design wins with cellular phone manufacturers. A decline in DVD, VCD and Digital Imaging sales will have a disproportionate effect on us as they are currently our most important product lines. Any of these competitive factors could reduce our sales and market share and may force us to lower our prices, adversely affecting our business, financial condition and results of operations.

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
     We rely on a single distributor for a significant portion of our revenues and if this relationship deteriorates our financial results could be adversely affected
     Sales through our largest distributor FE Global (a Hong Kong based company) were approximately 34% and 52% of our net revenues as of three months ended September 30, 2005 and 2004, respectively. FE Global is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, FE Global has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until FE Global sells through to our end-customers. If our relationship with FE Global deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from FE Global. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace FE Global as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace FE Global in a timely manner or if a replacement were found that the new distributor would be as effective as FE Global in generating revenue for us.
     Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.
     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended September 30, 2005, sales to our top five end-customers (including end-customers that buy our products from our largest distributor FE Global) accounted for approximately 60% of our net revenues. This risk is particularly acute in our Digital Imaging business, which currently has few customers. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.
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
     Substantially all of our sales are to customers (including distributors) in Korea, Hong Kong, China and Japan. During the three months ended September 30, 2005, sales to customers in Hong Kong, Korea and China were approximately 68% of our net revenues. If our sales in one of these countries or territories, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:
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
     We rely on independent foundries to manufacture all of our products. Substantially all of our products are currently manufactured by Taiwan Semiconductor Manufacturing Company, Ltd., United Microelectronics Corporation and other independent Asian foundries in Asia such as SMIC. Our reliance on these or other independent foundries involves a number of risks, including:
•	The possibility of an interruption or loss of manufacturing capacity;

•	Reduced control over delivery schedules, manufacturing yields and costs; and

•	The inability to reduce our costs as rapidly as competitors who perform their own manufacturing and who are not bound by volume commitments to subcontractors at fixed prices.
     Any failure of these third-party foundries to deliver products or otherwise perform as requested could damage our relationships with our customers and harm our sales and financial results. We have experienced repeat inventory write-downs due to untimeliness of product manufacturing and delivery. Our inventory reserve policy requires that we reserve certain excess or obsolete products. From time to time, we are able to release a portion of the reserves due to subsequent unanticipated demands for these previously written off inventory. Our financial results are impacted by our ability to control our inventory, which is hindered by our limited control over these third-party foundries.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K each year. Our independent registered public accounting firm is required to attest to, and report on, our management’s assessment. In order to issue its report, management must document both the design for our internal control over financial reporting and the testing processes that support management’s evaluation and conclusion. During the course of testing our internal controls, we may identify deficiencies which we may not be able to remediate, document and retest in time for management to complete its report and our independent registered public accounting firm may not have sufficient time to retest those remediated deficiencies for its attestation of management’s report. Upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation, the costs of which could have a material adverse effect on our results of operations. Moreover, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 and we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. In the future, if we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal control over financial reporting, or if our independent registered public accounting firm expresses an adverse opinion on our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.
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
Foreign Exchange Risks
     We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have operations in China, Europe, Taiwan, Hong Kong and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through September 30, 2005 we have not experienced any negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We have not entered into any currency hedging activities.
Interest Rate Risks
     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. For instance, one percentage point decrease in interest rates would result in approximately a $1.0 million decrease in our interest income. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available-for-sale, and on September 30, 2005, the fair market value of our investments approximated their costs.
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
Item 4. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2005, and (ii) there were no change in internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect, such internal control over financial reporting.
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

     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss plaintiffs’ amended complaint, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. Discovery is now proceeding in the case. Plaintiffs have moved to certify the proposed class (as modified by the motion to strike described above). The court is currently awaiting the completion of class certification discovery and briefing before ruling on the motion, which is scheduled for January 13, 2006. A trial date has tentatively been set for early 2007.
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

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Programs	Programs (1) (2)
July 1, 2005 — July 31, 2005	—	—	—	5,202,000
August 1, 2005 — August 31, 2005	—	—	—	5,202,000
September 1, 2005 — September 30, 2005	—	—	—	5,202,000

Total	—	—	—

(1)	We announced on August 8, 2002 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of September 30, 2005, we have approximately 202,000 shares available for repurchase under this program.

(2)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. As of September 30, 2005, we had an aggregate 5.0 million shares available for repurchase under this program.

Items 3 and 4 are not applicable for the reporting period and has been omitted.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.33	Silan-ESS Cooperation in VCD Agreement between the Registrant and Hangzhou Silan Microelectronics Joint-Stock Co. Ltd. dated September 14, 2005 (Confidential treatment has been requested with respect to certain portions of this agreement.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or agreement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)
Date: November 9, 2005	By:	/s/ Robert L. Blair
Robert L. Blair
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ James B. Boyd
James B. Boyd
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998,filed on March 31, 1999.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.33	Silan-ESS Cooperation in VCD Agreement between the Registrant and Hangzhou Silan Microelectronics Joint-Stock Co. Ltd. dated September 14, 2005 (Confidential treatment has been requested with respect to certain portions of this agreement.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.