Form 10-K
period 2005-12-31
ESS TECHNOLOGY INC
filed 2006-03-16
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, no par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to $4.21, the closing price of the registrant’s common stock as reported on the NASDAQ National Market on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $116,770,000. Shares of common stock held by each officer and director and by each person who owned 5% or more of the registrant’s outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of March 6, 2006, registrant had outstanding 39,095,017 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

ESS TECHNOLOGY, INC.
2005 FORM 10-K
      Certain information contained in or incorporated by reference in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, Risk Factors, and elsewhere in this Report. References herein to “ESS,” “the Company,” “we,” “our,” “us” and similar words or phrases are references to ESS Technology, Inc. and its subsidiaries, unless the context otherwise requires. Unless otherwise provided in this Report, trademarks identified by-Registered Trademark- and -TM-are registered trademarks or trademarks, respectively, of ESS Technology, Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.

PART I

Item 1.	Business
      We were incorporated in California in 1984 and became a public company in 1995. In 2003, we acquired Pictos, Inc. which formed the building block of our Digital Imaging business. Through our two primary business segments, Video and Digital Imaging, we operate in the semiconductor industry and service the consumer electronics and digital media marketplace.
      In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. Our digital amplifiers boost the digital sound to a level required to drive loudspeakers, in such applications as DVD and CD players, home theater systems, audio receivers, boom boxes and television sets. We have also developed and marketed encoding processors to address the growing demand for digital video recorders (“DVRs”) and recordable DVD players. We also continue to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products.
      In our Digital Imaging business, we design, develop and market highly integrated imaging sensors. processors and system-on-a-chip (“SOC”) semiconductor devices and camera lens modules. Our digital imaging chips utilize advanced Complimentary Metal Oxide Semiconductor (“CMOS”) technology to capture an image for cellular camera phone applications. Our camera lens modules provide camera capabilities to electronic devices such as cellular phones and Personal Digital Assistants (“PDAs”).
      Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.
      We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to distributors, direct customers and end-customers in China, Hong Kong, Taiwan, Japan, Korea, Turkey, and Singapore. We employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, Korea, Japan and France to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See Item 1A, “Risk Factors — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”
Industry Background
      The conversion of analog to digital technology is creating a revolution in audio and video consumer electronics, impacting both our business segments. Digital technology continues to improve the consumer entertainment experience with such products as large screen televisions, multi-featured DVD players, home theater systems, navigational systems, digital still cameras, camera enabled cellular phones, and digital camcorders. Technology advancements have enhanced the clarity, color, sound, functionality and convenience of consumer entertainment products. In particular, the transition from analog to digital formats has allowed audio and video data to be compressed with little or no perceptible audio and image degradation, improving storage and transmission efficiency. Digital formats provide users with several benefits, including greatly expanded content selection, accelerated transmission of video and audio content, random access to data, superior editing capabilities and enhanced security features such as protection against unauthorized copying.
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
Our Solution
      Through our Video business segment, we offer chips that are the primary processors driving multi-featured video, audio and imaging products, and incorporate the latest video standards including MPEG1,

MPEG2 and MPEG4. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. Our decoder chips play DVD, VCD, MPEG4, DivX, CD, MP3, WMA (Windows media audio) and other video formats and support high quality audio formats, including full-featured karaoke, Dolby Digital, DTS Surround, DVD audio and Sony’s Super Audio CD (“SACD”) audio. Our decoder chips also allow consumers to view digital photo CDs with the music slideshow feature on their televisions. We also have MPEG2 and MPEG4 encoder chips that provide the digital recording function that enable DVD players to become DVR and recordable DVD players.
      Through our Digital Imaging business segment, we offer chips that contain digital image processors, image sensors and SOCs used to manufacture camera enabled cellular phones. Our CMOS image sensors integrate several functions including image capture, image processing, color processing and the conversion and output of a fully processed image or video stream. Our image processors can be connected directly to a CMOS sensor, process the video information in real time, compress the captured image to a flash memory, and interface to a LCD or micro display. And our SOC products combine image processing and image capture capability on a single chip design thereby reducing size and cost.
      We believe we have the following competitive advantages that apply to both our business segments:

•	Our large workforce of engineers (over 50% of our employees), together with our team of over 100 sales and support personnel worldwide, is continually developing sophisticated solutions and enhancing feature sets custom tailored to our customers’ evolving needs;

•	We work closely with our customers to develop cost-effective design solutions incorporating our high-functionality chips that enable our customers to lower their total manufacturing cost;

•	We work closely with our suppliers to improve yields, ensure capacity and strengthen supply chain reliability, thereby continuously reducing the manufacturing cost of our products and improving the quality and reliability of our products; and

•	Our longstanding strategic relationships in Asia position us to capture additional business as consumer electronics manufacturing continues to grow in Asia.
      Additionally, we believe our Video segment enjoys the following competitive advantages:

•	Our highly programmable chips offer a flexible architecture, allowing us to efficiently add new capabilities that address advances in entertainment technologies and enable our customers to accelerate their time to market;

•	Our digital processor chips offer a broad array of advanced features and functionality;

•	Our MPEG2 and MPEG4 encoder chips offer very high video and audio recording quality for DVR, recordable DVD, and SD camcorder products;
      As well, we believe, in our Digital Imaging segment, our image sensor chips have the competitive advantage of a CMOS process and architecture that enable low light sensitivity at small lens sizes.
Our Strategy
      Our objective is to become a leading supplier of digital semiconductor chips to the consumer electronics entertainment product market. To achieve our objective, we are pursuing the following strategies in operating both our businesses:

Leverage Expertise Across Multiple Mass Market Applications. We intend to continue to focus on the Video and Digital Imaging market applications. We believe additional markets and applications will emerge as digital media technology and products converge. We plan to share and leverage our expertise in these technologies to strengthen and broaden our product offerings in existing markets, to expand into other digital consumer markets and to introduce new products into new markets that emerge. Past examples of such expansion include, digital media players, MP3 players, VCDs, boom boxes, audio receivers, digital television products, and cellular camera phones.

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

Leverage Our Relationships with Low-Cost OEMs and ODMs to Capture Additional Worldwide Market Share. We believe that consumer electronics companies will continue to move contract manufacturing to lower-cost manufacturers located in Asia. We are a leading supplier of video processor chips to OEMs and to ODMs located in Asia. Our customers in Asia manufacture and sell DVD and VCD players both as contract manufacturers for well-known brand labels and under their own brands.

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

Leverage Our Proprietary Technology. Our chips are based on a programmable architecture that uses multiple processors working independently, which provides us with several advantages:

•	Multiple Processors. We believe our design approach of using multiple processors allows us to provide efficient, cost-effective solutions for our customers. We believe this design approach will allow us to develop digital entertainment processors that integrate multiple functions on a single chip in order to reduce cost and time-to-market while producing smaller products with reduced power consumptions.

•	Highly Programmable Chips. Our highly programmable chips enable us to add or modify features more quickly than competitors whose chips are less programmable. This programmability also enables us to tailor our chips to meet our customers’ specific needs by making minor modifications that allow our customers to enhance features and improve time-to-market with new products.

•	Continuously Introduce New Products and Features To Drive Growth. We focus our research and development efforts on products and features we believe are going to drive demand in the marketplace for consumer electronic entertainment products. We work closely with our various

Original Design Manufacturers (“ODMs”) and Original Equipment Manufacturers (“OEMs”) customers to identify those products and features.

•	Specifically, in our Video business, we leverage the following technologies:

Single Chip DVD Decoder Solution. We are continuing to integrate DVD functionality, enhance the feature set and reduce the cost of our single-chip DVD player solution that integrates the front-end servo capability with the high performance back-end DVD processor. These chips target the low cost DVD player market and are intended to entice large volume manufacturers with an attractive selling price.

•	MPEG4 DVD Decoder Solutions. Our MPEG4 playback chips for the DVD market take advantage of MPEG4’s greater compression rates, deliver multimedia content over broadband connectivity and increase the amount of multimedia content archived on a given amount of optical or magnetic storage.

•	Codec Solutions for the Recordable DVD. We integrated our DVD encoder and decoder (“codec”) into a single chip for both DVR and recordable DVD players.

•	Digital Amplifier Solution. We recently introduced our class-D multi-channel digital amplifier chip for home theater applications. The chip provides eight channels of high performance processing for digital audio amplification and is specifically designed to work with our video chips to provide a low-cost, totally digital DVD receiver solution.
      In our Digital Imaging business, we leverage our Video Graphic Adaptor (“VGA”) Resolution, 1.3 and 2.0 Megapixel Image Sensors technology. We continue to develop our expertise in mixed-signal implementation, advanced pixel design, feature integration, and manufacturing processes and controls. We are continuing to develop improved quality, cost-down VGA resolution products and enhancing our current 1.3 Megapixel product for the cellular phone market. We recently introduced a 1.3 Megapixel System on a Chip (“SOC”) product that integrates the image sensor chip with the image processor into a single chip design. Our 1.3 Megapixel SOC is built on our new four transistor (4T) architecture that enables us to minimize the size of the chip while improving low light sensitivity and resolution. We continue to invest in the development of future generations of higher Megapixel image sensors and processors and plan a steady stream of higher and higher Megapixel SOC chips for the cellular camera phone market.
Products
      Through our Video business, we offer an array of DVD decoder chips, Video CD chips, DVD encoder chips as well as certain legacy products such as consumer audio, communication and PC audio chips. Through our Digital Imaging business, we offer sensor chips and image processor chips. Additionally, we continue to offer certain legacy products such as consumer digital audio chips, communication chips and PC audio chips.
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
      Video CD Chips. We offer a variety of VCD chip products with various feature combinations and price points. Our VCD chips include an MPEG1 video and audio system decoder. They deliver full-screen, full-

motion video at 30 frames per second with selectable CD-quality audio. These chips are used in relatively low-cost VCD players that are sold primarily in China, South East Asia, India and other emerging countries. While popular in developing countries, VCD is being replaced by cheaper priced DVD players in certain foreign markets. We have experienced decline in this business, and expect this trend to continue. In 2005 we entered into a license and collaboration arrangements with a third party pursuant to which our VCD products are distributed in China and India.
      DVD Encoder Chips. We offer DVD encoder chips that enable customers to build DVR and recordable DVD players. Our second generation Vantage II product provides integrated encoder and decoder solution in a single chip. A recordable DVD can record the video and audio signal to an optical drive where the content is stored on a DVD disk while a DVR records the video and audio signal to a magnetic drive (typically referred to as a hard drive) with video editing, instant replay and time delay features. We offer both MPEG2 and MPEG4 encoding products as well as non-integrated and integrated encode and decode versions of our chips.
      Image Sensor and Processor Chips. Our CMOS image sensors provide excellent low light sensitivity for a given lens size. Our image processor chips perform the image processing, color processing and the conversion and output of a fully processed image or video stream in camera enable cellular phones. In 2005 we introduced our first 1.3 Megapixel SOC product which integrated the image sensor and processor, thus lowering the cost and minimizing the chip size required to deliver the same functions previously required by two chips. This 1.3 Megapixel SOC product, which is also our first 4T product, provides improved low light sensitivity and picture resolution.
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

      Sales of these products accounted for the following percentages of our net revenues in the past three years:

	Percentage of Net
	Revenues for Years
	Ended December 31,

	2005	2004	2003

Video business:
DVD	55%	54%	40%
VCD	17%	27%	38%
Recordable	2%	3%	6%
Royalty	11%	8%	3%
Other	3%	2%	5%

Total Video business	88%	94%	92%
Digital Imaging business	12%	6%	8%

Total	100%	100%	100%

      Information on revenues and margins attributable to our business segments is included in Note 12, “Business Segment Information and Concentration of Certain Risks,” to the consolidated financial statements in Item 8 of this Report.
Technology and Research and Development
      In the digital media marketplace we must continually design, develop and introduce new products that take advantage of market opportunities and address emerging technical standards. We intend to leverage our base of design expertise, analog, digital and mixed-signal design capabilities and process technologies, and software and systems expertise to continue to develop audio, video imaging and communication solutions for the consumer electronics marketplace.
      Our design environment is based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high-level, design-description language. We invest regularly in new advanced equipment and software tools and we intend to maintain and enhance our library of core cells.
      On research and development activities for both business segments, we spent approximately $34.0 million during 2005, $37.5 million during 2004, and $33.2 million during 2003, excluding charges of $2.7 million in 2003 for acquired in-process research and development.
      In our Video business, our DVD technology includes DVD decoder chips that incorporate a digital signal processor (“DSP”) and a reduced instruction set computer processor (“RISC”). The two processors work in parallel on separate tasks, which allow us to build a highly integrated chip. In 2001, we integrated a TV encoder into our DVD decoder engine (labeled the Vibratto family of products) to cut down the number of components required to build a DVD player. In 2003, we enhanced the decoder engine to handle MPEG4 technology. The enhanced architecture formed the basis of all our current DVD product offerings, including the integrated front-end, back-end or single chip decoder chip called the Vibratto II, and our newest integrated encoder/decoder chip called the Vantage II. In the fourth quarter of 2005 we introduced our Phoenix family of products with our own servo and RF encoder technology and offered a true DVD player system on a chip with additional DVD player functionality integrated onto a single integrated chip.
      In our Digital Imaging business, our technology includes manufacturing digital imaging chips are manufactured using the CMOS process, the most widely used method of producing modern integrated circuits and thus also the lowest cost method. Recent advances in manufacturing processes and design techniques have led to increased performance and quality. Our products are produced by a proprietary CMOS process and have a unique architecture and design that produces excellent low light sensitivity at comparative lens sizes.

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
      ATLM, an end-customer of one of our distributors, accounted for approximately 10% and 15% of our net revenues for 2005 and 2004, respectively. LG Electronic, Inc.(“LG”), one of our direct customers, accounted for approximately 15% and 3% of our net revenues for 2005 and 2004, respectively. Samsung, another one of our direct customers, accounted for approximately 11% and 5% of our net revenues for 2005 and 2004.
      No other end-customers or direct customers accounted for more than 10% of our net revenues during 2005 and 2004. Information on net sales from external customers and long-lived assets attributable to our geographic regions is included in Note 12, “Business Segment Information and Concentration of Certain Risks,” to the consolidated financial statements in Item 8 of this Report.
Sales and Distribution
      We market our products worldwide through our direct sales force, distributors and sales representatives. We have sales and support offices in the United States, China, Hong Kong, Taiwan, Japan, Korea and France.
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
      International sales comprised almost 100% of our revenue in 2005 and approximately 99% of our net revenues in both 2004 and 2003. International sales are based upon destination of the shipment. Our international sales in 2005, 2004 and 2003 were derived primarily from Asian customers who manufacture DVD, VCD, cameras, cell phones, communications and PC audio products. Companies in Asia manufacture a large percentage of the worldwide supply of these products. We believe a significant portion of our chip products are incorporated into consumer electronic devices that are ultimately sold into the United States. We have direct sales personnel and technical staff located in Hong Kong, Taiwan, China, Korea and Japan where significant portions of our sales have historically been derived. Our products are also sold internationally through distributors and sales representatives located in Hong Kong, Korea, Japan and Singapore. For fiscal year 2005, net sales to customers (including distributors) in each region as a percentage of our total net sales were: Hong Kong 40%, Taiwan 24%, Korea 16%, Japan 9%, and Turkey 5%. All of our international sales are denominated in U.S. dollars. Our business is usually seasonal due to the Christmas holiday season in America and Europe, and the Chinese New Year season in China and Asia. Our sales representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, certain of our distributors have rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes.
      We rely on our largest distributor, FE Global (China) Limited (“FE Global”), formerly known as Dynax Electronics (HK) Ltd., for a significant portion of our revenues in the Video business. Sales through FE Global were approximately 37%, 51% and 63% of our net revenues in 2005, 2004 and 2003, respectively. FE Global is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, FE Global has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until FE Global sells through to our end-customers.

      Information on revenues and long-lived assets attributable to our geographic regions is included in Note 12, “Business Segment Information and Concentration of Certain Risks,” to the consolidated financial statements in Item 8 of this Report.
Manufacturing
      To manufacture products for both our business segments, we contract with third parties for all of our fabrication and assembly as well as the majority of our test operations. This manufacturing strategy enables us to focus on our design and development strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. Semiconductor manufacturing consists of foundry activity where wafer fabrication takes place, as well as chip assembly and testing activities. We use several independent foundries that use advanced manufacturing technologies to fabricate our chips. Substantially, all of our products are manufactured by Taiwan Semiconductor Manufacturing Company (“TSMC”), which has manufactured products for us since 1989, as well as United Microelectronics Corporation (“UMC”), which is also located in Taiwan, and other independent Asian foundries. Most of our products are currently fabricated using both mixed-signal and CMOS logic process technologies. Manufacturing requires raw materials and a variety of components to be manufactured to our specifications. We depend on a limited number of suppliers to obtain adequate supplies of quality raw materials on a timely basis. We do not generally have guaranteed supply arrangements with our suppliers, and we depend on foundries such as TSMC, UMC and others for foundry capacity to produce products of acceptable quality and with acceptable manufacturing yields in a timely manner. As of December 31, 2005, we believe we have sufficient foundry capacity to meet our forecasted needs for the next 12 months.
      After wafer fabrication by the foundry, all of our semiconductor products and lens modules are assembled and tested by third-party vendors, primarily Advanced Semiconductor Engineering and Amkor Technology. We have internally designed and developed our own test software and purchased certain test equipment, which are provided to our test vendors. See Item 1A, “Risk Factors — Our products are manufactured by independent third parties.”
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
      In the Video business, our principal competitors in the DVD market include MediaTek Incorporation (“MediaTek”), Zoran, Sony, Panasonic, STMicroelectronics, LSI Logic, and Sunplus. In addition, we expect that the DVD platform will face competition from other platforms including STBs, as well as multi-function game boxes. Some of our competitors may supply chips for multiple platforms, such as LSI Logic and STMicroelectronics, each of which makes chips for both DVD players and STBs. We also face strong competition from Sunplus and Samsung in the VCD market.
      In the Digital Imaging business, our Digital imaging products face competition from companies that have greater relationships with lens module assemblers and other suppliers that may assist them in attaining design wins with cellular phone manufacturers. Our competitors in the digital imaging market include Omnivision, Micron, and Agere, as well as other emerging companies.
      Many of our current and potential competitors have longer operating histories as well as greater name recognition than we have. Any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than we can.
      In addition, a number of companies with significantly greater resources than us could attempt to increase their presence in the market by acquiring or forming strategic alliances with our competitors resulting in increased competition to us. In the past years, LSI Logic acquired C-Cube Microsystems; Cirrus Logic acquired LuxSonor Semiconductors; Oak Technology acquired TeraLogic; and Zoran acquired Oak Technology.
Proprietary Technology
      We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2005, we had 103 patents granted in the U.S., and more than 100 applications on file with the United States Patent and Trademark Office (“USPTO”). In addition, as of December 31, 2005 we had approximately 23 corresponding foreign patents granted and 66 applications pending. We intend to seek further U.S. and international patents on our technology whenever possible.
      The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of December 31, 2005, there are no intellectual property litigation matters pending against us. See Part I, Item 3, “Legal Proceedings.”
      We currently license certain of the technology we use in our products, and we expect to continue to do so in the future. We have, in the past, granted limited licenses to certain of our technology, some of which have expired. See Item 1A, “Risk Factors — We may not be able to adequately protect our intellectual property rights from unauthorized use and we may be subject to claims of infringement of third-party intellectual property rights.”
Backlog
      Our products are generally sold pursuant to standard purchase orders, which are often issued only days in advance of shipment and are frequently revised to reflect changes in the customers’ requirements. Product deliveries are scheduled when we receive purchase orders. Generally, these purchase orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that our backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations. As of December 31, 2005, our backlog amounted to approximately $25.4 million.
Employees
      As of December 31, 2005, we had 517 full-time employees, including 199 in research and development, 180 in marketing, sales and support, 76 in finance and administration and 62 in manufacturing. Over 50% of our employees are engineers, and a significant number of them are software engineers. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly-skilled semiconductor design personnel and software engineers involved in new product development, for whom competition can be intense, particularly in the Silicon Valley. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relationship with our employees is good.

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
Executive Officers of the Registrant
      The following table sets forth certain information regarding our current executive officers:

Name	Age	Position

Fred S.L. Chan	59	Chairman of the Board of Directors
Robert L. Blair	58	President, Chief Executive Officer and Director
James B. Boyd	53	Chief Financial Officer, Senior Vice President and Assistant Secretary
      Fred S.L. Chan has been a director since January 1986 and has served as Chairman of the Board since October 1992. Mr. Chan is also the Chairman of the Board for Vialta, Inc., a privately-held consumer electronic company, and has served in that capacity since September 1999. Mr. Chan served as President and Chief Executive Officer of Vialta from September 1999 to August 2001. Mr. Chan served as our President from November 1985 until October 1996 and from February 1997 to September 1999. He served as our Chief Executive Officer from June 1994 until September 1999. Mr. Chan served as our Chief Financial Officer from October 1992 to May 1995. From 1984 to 1985, Mr. Chan was founder, President and Chief Executive Officer of AC Design, Inc., a VLSI chip design center providing computer aided design (CAD), engineering and other design services. From 1982 to 1984, he was co-founder, President and Chief Executive Officer of CADCAM Technology, Inc., a company in the business of computer aided engineering (CAE) systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii.
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
      The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the section in the proxy statement for the 2006 Annual Shareholders’ Meeting entitled “Compliance under Section 16(a) of the Securities Exchange Act of 1934.”

Item 1A.	Risk Factors

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
      We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with products that may be provided at lower costs or provide higher levels of integration, higher performance or additional features. In some cases, our competitors have been acquired by even larger organizations, giving them access to even greater resources with which to compete with us. Advancements in technology can change the competitive environment in ways that may be adverse to us. Unless we are able to develop and deliver highly desirable products in a timely manner continuously and achieve market domination in one or more product lines, we will not be able to achieve long-term sustainable success, in this fast consolidating industry. If we are only able to offer commodity products, our results of operations and long-term success will suffer and we will fall prey to stronger competitors. For example, today’s high-performance central processing units in PCs have enough excess computing capacity to perform many of the functions that formerly required a separate chip set, which has reduced demand for our PC audio chips, among other chips. The announcements and commercial shipments of competitive products could adversely affect sales of our products and may result in increased price competition that would adversely affect the average selling price (“ASP”) and margins of our products.
      The following factors may affect our ability to compete in our highly competitive markets:

•	The timing and success of our new product introductions and those of our customers and competitors;

•	The timely shipment of new products of our Video business, including the new Phoenix line of DVD products, an integrated servo DVD product and an integrated RF DVD product;

•	The timely shipment of new products of our Digital Imaging business, including our new 4T SOC 1.3 Megapixel sensor chip, our new 4T SOC 2.0 Megapixel sensor chip, and our new VGA SOC sensor chip;

•	The ability to obtain adequate foundry capacity and sources of raw materials;

•	The price, quality and performance of our products and the products of our competitors;

•	The emergence of new multimedia standards;

•	The development of technical innovations;

•	The rate at which our customers integrate our products into their products;

•	The number and nature of our competitors in a given market; and

•	The protection of our intellectual property rights.

Our business is highly dependent on the expansion of the consumer electronics market.
      Our primary focus has been developing products primarily for the consumer electronics market. Currently, our sales of video system processor chips to the DVD and VCD player markets in the Video business and Digital imaging products in the Digital Imaging business account for a majority of our revenues. We expect these products will continue to account for a significant portion of our net revenues for the foreseeable future. Given the current economic environment, consumer spending on DVD players and cellular camera phones may not increase as expected or may even weaken or fall. In addition, due to declines in the VCD market demand caused by cannibalization by low-price DVD products, we have entered into a certain license arrangement for our VCD products. See Part II, Item 8, Note 12, “Business Segment Information and Concentration of Certain Risks — Significant Customer and Distributors.” Consequently, we continue to invest in new product lines for the consumer electronics market in both our business segments. Nonetheless, our strategy in these new markets may not be successful. If the markets for these products and applications decline or fail to develop as expected, or if we are not successful in our efforts to market and sell our products to manufacturers who incorporate our chip into their products, it could have a material adverse effect on our business financial conditions and results of operations.

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
      Historically, our quarterly operating results have fluctuated significantly. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in a particular future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:

•	Charges related to the net realizable value of inventories and/or excess inventories;

•	Changes in demand or sales forecast for our products;

•	Changes in the mix of products sold and our revenue mix;

•	The timely implementation of customer-specific hardware and software requirements for specific design wins;

•	Increasing pricing pressures and resulting reduction in the ASP of any or all of our products;

•	Availability and cost of foundry capacity;

•	Gain or loss of significant customers;

•	Seasonal customer demand;

•	The cyclical nature of the semiconductor industry;

•	The timing of our and our competitors’ new product announcements and introductions and the market acceptance of new or enhanced versions of our and our customers’ products;

•	The timing of significant customer orders;

•	Charges related to the impairment of other intangible assets;

•	Loss of key employees which could impact sales or the pace of product development;

•	The “turns” basis of most of our orders, which makes backlog a poor indicator of the next quarter’s revenue;

•	The potential for large adjustments due to resolution of multi-year tax examinations;

•	The lead time we normally receive for our orders, which makes it difficult to predict sales until the end of the quarter;

•	Availability and cost of raw materials;

•	Significant increases in expenses associated with the expansion of operations; and

•	A shift in manufacturing of consumer electronic products away from Asia.

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
      We believe the semiconductor industry is experiencing a general industry consolidation. To achieve long-term success, a semiconductor company must be able to offer high-demand products and renew its offerings in a timely manner. In order to meet such a high turn over in product offering, in addition to our own research and development of new products, we continue to regularly consider the acquisition of other companies or the products and technologies of other companies to complement our existing product offerings, improve our market coverage and enhance our technological capabilities. There may be technologies that we need to acquire or license in order to remain competitive. However, we may not be able to identify and consummate suitable acquisitions and investments or be able to acquire them at costs that are competitive. Acquisitions and investments carry risks that could have a material adverse effect on our business, financial condition and results of operations, including:

•	The failure of the acquired products or technology to attain market acceptance, which may result from our inability to leverage such products and technology successfully;

•	The failure to integrate acquired products and business with existing products and corporate culture;

•	The inability to retain key employees from the acquired company;

•	Diversion of management attention from other business concerns;

•	The potential for large write-offs of intangible assets;

•	Issuances of equity securities dilutive to our existing shareholders;

•	The incurrence of substantial debt and assumption of unknown liabilities; and

•	Our ability to properly access and maintain an effective internal control environment over an acquired company in order to comply with public reporting requirements.

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
      Some of our significant projects include the development of a next generation technology. For the Video business, this includes the next generation of DVD chip that will incorporate BluRay and HD-DVD technology. This family of products will require a new architecture and a complete SOC design, which is extremely complex and may not ultimately be feasible. For the Digital Imaging business, this includes the development of four transistor (4T) and shared four transistor (S4T) technology and the integration of the image sensor with the image processor on a single, integrated chip (SOC or UniMegaxel or UniVGA products). If we are unable to successfully develop these next generation chips, or complete other significant research and development projects, our business, financial condition and results of operations could be materially adversely affected.

Our sales may fluctuate due to seasonality and changes in customer demand.
      Since we are primarily focused on the consumer electronics market, we are likely to be affected both by changes in consumer demand and by seasonality in the sales of our products. Historically, over half of consumer electronic products are sold during the holiday seasons. Consequently, our results during a period that covers a non-holiday season may vary dramatically from a period that covers a holiday season. Consumer electronic product sales have historically been much higher during the holiday shopping seasons than during other times of the year, although the manufacturers’ shipments vary from quarter to quarter depending on a number of factors, including retail levels and retail promotional activities. In addition, consumer demand often varies from one product to another in consecutive holiday seasons and is strongly influenced by the overall state of the economy. Because the consumer electronic market experiences substantial seasonal fluctuations, seasonal trends may cause our quarterly operating results to fluctuate significantly and our inability to forecast these trends may adversely affect the market price of our common stock. For instance, as ASPs for DVD products decline, customer demands for VCD products may shift to DVD products and ultimately render our VCD products, from which we enjoy a healthy product margin, even under our recent arrangement to license our VCD products, obsolete. In the future, if the market for our products is not as strong during the holiday seasons, whether as a result of changes in consumer tastes, changes in our mix of products, or because of an overall reduction in consumer demand due to economic conditions, we may fail to meet expectations of securities analysts and investors which could cause our stock price to fall.

Our success within the semiconductor industry depends upon our ability to develop new products in response to rapid technological changes and evolving industry standards.
      The semiconductor industry is characterized by rapid technological changes, evolving industry standards and product obsolescence. Our success is highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels. Recently our financial performance has suffered because we were late with product introductions compared to our competition and we expect this trend in our financial performance to continue until we deliver new product offerings that are competitive and accepted by the market. The success of new products depends on a number of factors, including:

•	Anticipation of market trends;

•	Timely completion of design, development, and testing of both the hardware and software for each product;

•	Timely completion of customer specific design, development and testing of both hardware and software for each design win;

•	Market acceptance of our products and the products of our customers;

•	Offering new products at competitive prices;

•	Meeting performance, quality and functionality requirements of customers and OEMs; and

•	Meeting the timing, volume and price requirements of customers and OEMs.
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
      The markets for most of the applications for our chips are characterized by intense price competition. The willingness of OEMs to design our chips into their products depends, to a significant extent, upon our ability to sell our products at cost-effective prices. We expect the ASP of our existing products (particularly our DVD decoder and digital imaging chip products) to decline significantly over their product lives as the markets for our products mature, new products or technology emerge and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins, our gross margins may decline in the future.

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
      In the Video business, DVD and VCD players face significant competition from video-on-demand, VCRs and other video formats. Further, VCDs are being replaced by cheaper DVDs. We expect that the DVD platform will face competitors from other platforms including set-top-boxes, as well as multi-function game boxes being manufactured and sold by large companies. Some of our competitors may be more diversified than us and supply chips for multiple platforms. In the Digital Imaging business, our digital imaging products face significant competition who may have greater relationships with lens module assemblers and other suppliers that may assist them in attaining design wins with cellular phone manufacturers. Declines in DVD and VCD sales have negatively impacted our results of operation in 2005. Further decreases in DVD, VCD and digital imaging sales will have a disproportionate effect on us as they are currently our most important product lines. Any of these competitive factors could reduce our sales and market share and may force us to lower our prices, adversely affecting our business, financial condition and results of operations.

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
      Additionally, to manage our future operations effectively, we will need to hire and retain additional management personnel, design personnel as well as hardware and software engineers. We may have difficulty recruiting these employees or integrating them into our business. The loss of services of any of our key personnel, the inability to attract and retain qualified personnel in the future, or delays in hiring required personnel, particularly design personnel and software engineers, could make it difficult to implement our key business strategies, such as timely and effective product introductions.

We rely on a single distributor for a significant portion of our revenues and if this relationship deteriorates our financial results could be adversely affected.
      Sales through our largest distributor FE Global (a Singapore-based company) were approximately 37%, 51% and 63% of our net revenues for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. FE Global is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, FE Global has rights of return for unsold products and rights to pricing allowances to compensate for rapid, unexpected price changes. Therefore, we do not recognize revenue until FE Global sells through to our end-customers. If our relationship with FE Global deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from FE Global. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace FE Global as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace FE Global in a timely manner or if a replacement were found that the new distributor would be as effective as FE Global in generating revenue for us.

Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.
      A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the fiscal year ended December 31, 2005, sales to our top five end-customers across business segments (including end-customers that buy our products from our largest distributor FE Global) accounted for approximately 53% of our net revenues. In 2005 we entered into an exclusive license agreement with a third party, pursuant to which our VCD products are distributed in China and India. This risk is also acute in our Digital Imaging business, which currently has few customers and low sales volume. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

We may continue to expand into new businesses and product lines in which there may be a concentrated customer base and for which we may be required to purchase custom inventories to meet our customers’ needs.
      As demonstrated by our entry into the Digital Imaging business through our acquisition of Pictos, Inc., we have in the past and will continue to regularly consider the expansion into new businesses and product lines by acquisition or otherwise. As a result of our prior expansions into new businesses and new product lines, we may continue to sell our products to a highly concentrated customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers in these new businesses or product lines could render our venture in a new product line, such as digital imaging, unsuccessful, and resulting in a material adverse effect on our business, financial condition and results of operations.
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
      To protect our intellectual property rights we rely on a combination of patents, trademarks, copyrights and trade secret laws and confidentiality procedures. We have numerous patents granted in the United States with some corresponding foreign patents. These patents will expire at various times. We cannot assure you that patents will be issued from any of our pending applications or applications in preparation or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength. We may not be able to obtain patent protection in all countries where our products may be sold. Also, our competitors may be able to design around our patents. The laws of some foreign countries may not protect our products or intellectual property rights to the same extent, as do the laws of the United States. We cannot assure you that the actions we have taken to protect our intellectual property will adequately prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.
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
      Substantially all of our sales are to customers (including distributors) in China, Hong Kong, Taiwan, Korea, Japan, Turkey and Singapore. During the fiscal year ended December 31, 2005, sales to customers in Hong Kong, Taiwan, and Korea were approximately 80% of our net revenues. If our sales in one of these countries or territories, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

•	Unexpected changes in legislative or regulatory requirements and related compliance problems;

•	Political, social and economic instability;

•	Lack of adequate protection of our intellectual property rights;

•	Changes in diplomatic and trade relationships, including changes in most favored nations trading status;

•	Tariffs, quotas and other trade barriers and restrictions;

•	Longer payment cycles, greater difficulties in accounts receivable collection and greater difficulties in ascertaining the credit of our customers and potential business partners;

•	Potentially adverse tax consequences, including withholding in connection with the repatriation of earnings and restrictions on the repatriation of earnings;

•	Difficulties in obtaining export licenses for technologies;

•	Language and other cultural differences, which may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign counterparts; and

•	Currency exchange risks.

Our products are manufactured by independent third parties.
      We rely on independent foundries to manufacture all of our products. Substantially all of our products are currently manufactured by TSMC, UMC, and other independent Asian foundries in Asia. Our reliance on these or other independent foundries involves a number of risks, including:

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
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include a report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to, and report on, our management’s assessment. In order to issue our report, our management must document both the design for our internal control over financial reporting and the testing processes that support management’s evaluation and conclusion. During the course of testing our internal controls each year, we may identify deficiencies which we may not be able to remediate, document and retest in time, due to difficulties including those arising from turnover of qualified personnel, to meet the deadline for management to complete its report and our independent registered public accounting firm may not have sufficient time to retest those remediated deficiencies for its attestation of management’s report. Upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation, the costs of which could have a material adverse effect on our results of operations. Moreover, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 and we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. In the future, if we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal control over financial reporting, or if our independent registered public accounting firm expresses an adverse opinion on our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.
      Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have previously applied APB 25 and accordingly we generally have not recognized any expense with respect to employee stock options as long as such options were granted at exercise prices equal to the fair value of our common stock on the date of grant.
      On December 16, 2004, the FASB issued Statement of SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Due to the SEC postponement of SFAS No. 123R, the new standard will be effective for our quarter ending March 31, 2006 and will apply to all share-based awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123R will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This may result in lower reported earnings per share which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Item 1B.	Unresolved Staff Comment
      None.

Item 2.	Properties
      We own nearly 12 acres of land in Fremont, California, on which we built our two-story, 93,000 square-foot corporate headquarters, in which we operate both of our business segments, as well as a 77,000 square-foot building next to our corporate headquarters which was leased to Vialta, Inc. (our former majority-owned subsidiary) under a Real Estate Matters Agreement entered into in connection with our spin-off of Vialta. See Note 13, “Related Party Transactions with Vialta, Inc.,” to the consolidated financial statements in Item 8 of this Report. On February 28, 2006, Vialta moved out of our building and we have terminated the Real Estate Matters Agreement. We are currently working with an real estate company to lease the entire building.
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
      On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208) against Brent Townshend, alleging unfair competition and patent misuse. The complaint sought specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights — all arising out of the refusal of Mr. Townshend to provide us with a license on reasonable and nondiscriminatory terms, as is required by applicable law. The patents related to the manufacture and sale of 56k modems. On April 30, 2002, we filed an amended complaint. On September 27, 2002, Townshend filed an answer and counterclaims, alleging patent infringement. Townshend also filed patent infringement actions against Agere Systems Inc., Analog Devices, Inc., Cisco Systems, Inc., and Intel Corporation, alleging infringement of the same patents. On March 7, 2003, the court issued an order finding that the cases related. We reached a settlement with Townshend in December 2005, leading to a license to the Townshend patents and a dismissal with prejudice of all the parties’ claims and counterclaims. Of the total cash settlement of approximately $8.1 million, $7.4 million reduced accrued liabilities and $700,000 was charged to product cost of sales for the year ended December 31, 2005.
      The DVD Copy Control Association (DVD CCA) licenses the CSS anti-piracy system for use in DVD players. Several members of the Motion Picture Association of America (MPAA) filed suit in California Superior Court, Los Angeles County (Case No. BC 313276) against us on April 5, 2004, alleging that we had failed to ensure that all of our DVD chip customers were duly licensed by DVD CCA. The MPAA plaintiffs requested an injunction against future sales to non-licensees, damages of no more than $100,000, and their attorneys’ fees. On June 25, 2004, the plaintiffs moved for a preliminary injunction against us, seeking to have us enjoined from selling DVD products to customers not licensed by DVD CCA. On July 23, 2004, the court ruled that ESS must follow these revised procedures by selling only to DVD CCA licensees. On April 14, 2005, the parties settled the lawsuit. Under the terms of the settlement, we agreed to work cooperatively with the MPAA member companies in fighting piracy and sell chips only to DVD CCA licensees under the terms of a permanent injunction.
      On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. Discovery is now proceeding in the case. A trial date has tentatively been set for early 2007.
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
      We did not submit any matter to a vote of security holders during the quarter ended December 31, 2005.

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

	High	Low

Fiscal 2005:
First Quarter ended March 31, 2005	$6.85	$5.05
Second Quarter ended June 30, 2005	$5.26	$3.43
Third Quarter ended September 30, 2005	$4.83	$3.36
Fourth Quarter ended December 31, 2005	$3.73	$2.74
Fiscal 2004:
First Quarter ended March 31, 2004	$19.23	$12.40
Second Quarter ended June 30, 2004	$15.90	$10.28
Third Quarter ended September 30, 2004	$9.88	$6.35
Fourth Quarter ended December 31, 2004	$7.75	$6.54
      As of March 6, 2006, there were approximately 186 record holders of our common stock. Since most shareholders are listed under their brokerage firm’s names, the actual number of beneficial shareholders is higher.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced	Under
Period	Shares Purchased	Share	Programs	Programs(1)(2)

October 1, 2005 — October 31, 2005	—	—	—	5,202,000
November 1, 2005 — November 30, 2005	—	—	—	5,202,000
December 1, 2005 — December 31, 2005	329,300	3.54	329,300	4,872,700

Total	329,300	3.54	329,300

(1)	We announced on August 8, 2002 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. During the quarter ended December 31, 2005, we purchased 202,000 shares under this program. As of December 31, 2005, no shares remain available for repurchase under this program.

(2)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5.0 million shares of our common stock. During the quarter ended December 31, 2005, we purchased 127,300 shares under this program. As of December 31, 2005, we had approximately 4.9 million shares remaining available for repurchase under this program. There is no stated expiration for this program.
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
      We derived the selected consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005 and 2004 from our audited consolidated financial statements appearing elsewhere in this Report. We derived the selected consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 from our audited consolidated financial statements, which are not included in this Report.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Product	$161,921	$237,278	$190,273	$273,442	$271,380
Royalty	20,000	20,000	5,000	—	—

Total net revenues	181,921	257,278	195,273	273,442	271,380
Cost of product revenues	169,312	219,397	132,690	176,454	180,231

Gross profit	12,609	37,881	62,583	96,988	91,149
Operating expenses:
Research and development	33,983	37,467	33,184	26,964	27,957
Selling, general and administrative	34,973	41,056	31,761	34,170	40,689
In-process research and development(1)	—	—	2,690	—	—
Impairment of goodwill and intangible assets	42,743	—	—	—	—

Operating income (loss)	(99,090)	(40,642)	(5,052)	35,854	22,503
Non-operating income (loss), net	1,316	3,360	45,946	2,407	(18,780)

Income (loss) before income taxes	(97,774)	(37,282)	40,894	38,261	3,723
Provision for (benefit from) income taxes	1,779	(1,732)	15,603	984	(7,262)

Net income (loss) from continuing operations	(99,553)	(35,550)	25,291	37,277	10,985
Discontinued operation, net of minority interest(2)	—	—	—	—	(12,802)

Net income (loss)	$(99,553)	$(35,550)	$25,291	$37,277	$(1,817)

Net income (loss) per share:
Basic
Continuing operations	$(2.50)	$(0.90)	$0.64	$0.85	$0.26
Discontinued operations	—	—	—	—	(0.30)

	$(2.50)	$(0.90)	$0.64	$0.85	$(0.04)

Diluted
Continuing operations	$(2.50)	$(0.90)	$0.61	$0.80	$0.24
Discontinued operations	—	—	—	—	(0.28)

	$(2.50)	$(0.90)	$0.61	$0.80	$(0.04)

Shares used in calculating net income per share:
Basic	39,781	39,476	39,517	44,044	42,274

Diluted	39,781	39,476	41,238	46,731	45,262

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$99,722	$126,688	$164,846	$199,102	$129,034
Working capital excluding net assets of discontinued operations(2)	$58,718	$107,305	$145,221	$210,001	$156,966
Total assets	$171,841	$283,744	$352,593	$281,602	$237,965
Current liabilities	$78,507	$90,384	$113,804	$44,558	$54,056
Total shareholders’ equity	$93,334	$192,912	$227,081	$229,368	$176,978

(1)	See Note 3, “Significant Business Combinations,” to the consolidated financial statements in Item 8 of this Report.

(2)	Effective as of August 21, 2001, we spun off Vialta by distributing to our shareholders all the Vialta common stock then held by us. For the year ended 2001, Vialta is accounted for as a discontinued operation in our financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 1A, Risk Factors, and elsewhere in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning the future of our industry, our product development, our business strategy, our future acquisitions, the continued acceptance and growth of our products, and our dependence on significant customers. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors including those discussed in Item 1A, Risk Factors, and elsewhere in this Report. In some cases, these statements can be identified by terminologies such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” other similar terms or the negative of these terms. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, they may be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by us or any other person that the results or conditions described in such statements will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Executive Overview
      We were incorporated in California in 1984 and became a public company in 1995. We currently operate in two operating segments: Video and Digital Imaging.
      In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We also continue to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products, although we no longer invest in these product lines. In our Digital Imaging business, we design, develop and market highly integrated imaging sensor chips and camera lens modules. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.
      We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in Hong Kong, Taiwan, Korea, Japan, Turkey and Singapore. We employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, Korea, Japan and France to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See Item 1A “Risk Factors — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”
      We were incorporated in California in 1984 and became a public company in 1995. On June 9, 2003, we acquired 100% of the outstanding of Pictos Technologies, Inc., a Delaware corporation (“Pictos”) which formed the building block of our Digital Imaging segment. On August 15, 2003, we acquired 100% of the outstanding shares of Divio, Inc., a California corporation (“Divio”). See Note 3, “Significant Business Combinations,” to the consolidated financial statements in Item 8 of this Report.
      Our financial results for fiscal year ended December 31, 2005 were impacted by a very competitive digital media marketplace in which several large and capable companies compete for the world-wide digital video and image sensor business through a combination of innovative new products, feature enhancements to existing products, customer service, quality enhancements and reduced prices. The highly competitive nature of our markets in 2005 accelerated the introduction of new products to the market and aggressively drove the price of our products down. For example, in the Video business, the average price of our DVD products declined 57.5% in 2005 from 2004. In addition our VCD market is shrinking as demand for those products are being replaced by demand for competitively priced DVD products, resulting in a 54.8% decline in VCD revenue in 2005. In response to these trends in our industry, we have been focusing our development efforts on our next generation DVD and digital imaging products and expect to launch several new products to address those markets in 2006. In addition, we have reduced operating expenses by approximately $9.6 million (not including impairment of goodwill charges) from our 2004 levels. Gross margins in 2005 were greatly impacted by this competitive environment and stood at 6.9% in 2005 compared to 14.7% in 2004. Without royalty payments, margins from product sales were a negative 4% in 2005 compared with a positive 7% in 2004. Our 2005 and 2004 financial results included $20 million royalty income from the MediaTek legal settlement in 2003. These royalty payments concluded in the fourth quarter of 2005 and were reflected in our net revenue, gross margin, net income and cash flow results in 2005 and 2004. Our future results, in 2006 and beyond, will not have the benefit of this royalty income stream.
      Our financial results for the fourth quarter ended December 31, 2005 were impacted by seasonal demand for our products and the continued decline in the demand for VCD products, VCD revenues declined 33% in the fourth quarter of 2005 over the same period in 2004. Our gross margins continued to suffer from the rapid declines we have been suffering in ASPs and were below historic levels at 18%, margins from chip products were 5% for the quarter. In addition, our financial results were greatly impacted by a $42.7 million impairment of goodwill and intangible assets in accordance with SFAS No. 144 and SFAS No. 142 which had a negative $1.07 impact on our fully diluted loss per share of $1.33 for the quarter. The discussion in this section should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Report.
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

Revenue Recognition
      Except for sales to distributors, revenue from product sales are recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. For products sold to certain distributors with certain rights of return and adjustments, revenue is deferred until the distributor resells the products to a third party.
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
      The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.

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
Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission (“SEC”) revised the effective date of SFAS No. 123R and the new standard is effective for our quarter ending March 31, 2006.
      On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, capitalization of compensation costs related to shares-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R.
      In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this FSP when we adopt SFAS No. 123(R).
      In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are in the process of assessing the impact of adopting SFAS No. 123(R), including the transition method and option pricing model to select.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. The statement applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial position or results of operations.
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1/124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. We have adopted the provisions of FSP115-1/124-1. The adoption of FSP115-1/124-1 has not had a material impact on our financial position or results of operations. (See Note 6, “Marketable Securities” and Note 7, “Investments in Equity Securities Carried at Cost” in the consolidated financial statements in Item 8 of this Report).
Comparison of Year ended December 31, 2005 and December 31, 2004

Results of Operations
      The following table sets forth our results of operations for the fiscal years ended December 31, 2005 and 2004:

	Year Ended December 31,				2005 Over 2004

	2005		2004		% of Change

	(In thousands, except percentage data)
Net revenues	$181,921	100.0%	$257,278	100.0%	(29.3)%
Cost of product revenues	169,312	93.1	219,397	85.3	(22.8)%

Gross profit	12,609	6.9	37,881	14.7	(66.7)%
Operating expenses:
Research and development	33,983	18.6	37,467	14.5	(9.3)%
Selling, general and administrative	34,973	19.2	41,056	16.0	(14.8)%
Impairment of goodwill and intangible assets	42,743	23.5	—	—	n/a

Operating loss	(99,090)	(54.4)	(40,642)	(15.8)	143.8%
Non-operating income, net	1,316	0.7	3,360	1.3	(60.8)%

Loss before income taxes	(97,774)	(53.7)	(37,282)	(14.5)	162.3%
Provision for (benefit from) income taxes	1,779	1.0	(1,732)	(0.7)	(202.7)%

Net loss	$(99,553)	(54.7)%	$(35,550)	(13.8)%	180.0%

      Inflation has not had any material impact on our business to date.

Net Revenues
      Net revenues were $181.9 million in 2005 and $257.3 million in 2004. Net revenues decreased by $75.4 million, or 29.3%, from 2004 to 2005, due to decreased revenues in all product categories of the Video business.

      The following table summarizes percentage of net revenue by our two business segments and their major product categories:

	Year Ended
	December 31,		2005 Over 2004

	2005	2004	% of Change

Video business:
DVD	55%	54%	(27.6)%
VCD	17%	27%	(54.8)%
Recordable	2%	3%	(57.1)%
Royalty	11%	8%	—
Other	3%	2%	(34.7)%

Total Video business	88%	94%	(34.2)%
Digital Imaging business	12%	6%	50.3%

Total	100%	100%	(29.3)%

      Video business revenues included revenues from DVD, VCD, Recordable, Royalty payments for DVD license and Other.
      DVD revenue includes revenue from sales of DVD decoder chips. DVD revenues were $100.4 million in 2005, a decrease of $38.2 million, or 27.6%, from 2004 to 2005, primarily due to lower ASP per unit as a result of intense competition. The ASP for DVD products decreased by 57.5% from 2004 to 2005. We sold approximately 39.7 million units and 23.3 million units in 2005 and 2004, respectively.
      VCD revenue includes revenue from sales of VCD chips. VCD revenues were $31.5 million in 2005, a decrease of $38.2 million, or 54.8%, from 2004 to 2005, primarily due to lower overall unit sales. Unit sales decreased by 51.6%. We sold approximately 19.6 million units of our VCD chip products in 2005 as compared to approximately 40.5 million units in 2004. In September 2005, we entered into the Silan-ESS Cooperation in VCD Agreement with Hangzhou Silan Microelectronics Joint-Stock Co. Ltd. (“Silan”) to license Silan the right to produce and distribute our VCD backend decoding chips in China and India for a license fee and to collaborate with Silan to produce a single-chip VCD, in connection with the sales of which we will share with Silan the unit gross margin of each single-chip VCD sold in the future. We have experienced declined in our VCD business. We expect the overall VCD revenue to continue to decline over time due to market force. The impact of this decline on our financial results may be exacerbated in the event our business arrangement with Silan is not successful.
      Recordable revenue includes revenue from sales of integrated encoder and decoder chips, and encoder and decoder chips sold together as a chipset. Recordable revenues were $3.0 million, a decrease of $4.0 million, or 57.1%, from 2004 to 2005 due primarily to lower ASP. The ASP for Recordable products decreased by 62.1% from 2004 to 2005.
      Royalty revenue consists of MediaTek royalty payments. Under the settlement agreement between ESS and MediaTek dated June 11, 2003 for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek was obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. Royalty revenue was $20.0 million for each of the years ended December 31, 2005 and December 31, 2004. All contractual payments have been received from MediaTek as of December 31, 2005, and no additional royalty revenue is anticipated .
      In addition, we also have other revenue from legacy products which includes sales of PC Audio chips, communication modem and other miscellaneous chips. Other revenue was $4.7 million in 2005, a decrease of $2.5 million, or 34.7%, from 2004 to 2005 primarily due to lower unit sales. Unit sales for other revenue products decreased by 47.4% from 2004 to 2005.
      Digital Imaging business revenue comprised of revenues from sales of image sensor chips and image processor chips. Digital imaging revenues were $22.4 million in 2005, an increase of $7.5 million, or 50.3%, from 2004 to 2005, primarily due to higher unit sales. Digital imaging revenue in 2005 was from a combination of sensor cameraphone modules sales to Samsung Electronics Company and individual chip sales to LG Electronics. Digital imaging revenue in 2004 was primarily from first quarter sales of cameraphone modules to Motorola Corporation. We sold approximately 0.4 million units of camera phone modules and 7.4 million units of single chips in 2005 as compared to 0.8 million units of cameraphone modules and 0.2 million units of single chips in 2004. We continue to market our digital imaging products to new customers.
      International revenues accounted for almost all of the revenue in 2005 and 2004. All of our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the foreseeable future.

Gross Profit
      Gross profit decreased to $12.6 million in 2005 from $37.9 million in 2004. Gross margins were 6.9% in 2005 and 14.7% in 2004. The decrease in gross margin was primarily due to a decline in the Video business evidenced by reduced DVD ASPs as a result of intense competition in the market and also a lower volume of VCD sales. Both years included $20 million of MediaTek royalty revenue at 100% gross margin. Charges related to product inventories with costs in excess of net realizable value amounted to approximately $36.1 million and $37.3 million in 2005 and 2004, respectively. Sales of fully reserved product at 100% gross margin were $5.2 million in 2005 and $4.8 million in 2004.
      As a result of intense competition in both of our segments, we expect the overall ASP per unit for our existing products to decline over their product lives, and in 2006 overall gross margins may continue to decrease for existing products. We believe that in order to maintain or increase gross profit in 2006, we must achieve higher unit volume in shipments, reduce costs, add new features as well as introduce new products with higher ASP.

Research and Development Expenses
      Research and development expenses were $34.0 million, or 18.6% of net revenues, in 2005 and $37.5 million, or 14.5% of net revenues in 2004. Research and development expenses decreased by $3.5 million, or 9.3%, from 2004 to 2005, primarily due to the $2.4 million decrease in salaries, fringe benefits and bonus resulting from the shift of R&D headcount to Asia, and a $1.0 million decrease in mask sets and operating supplies.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses were $35.0 million, or 19.2% of net revenues, in 2005 and $41.1 million, or 16.0% of net revenues, in 2004. Selling, general and administrative expenses decreased by $6.1 million, or 14.8%, from 2004 to 2005, primarily due to the $2.8 million decrease in legal expenses largely resulting from royalty agreements settled in 2004, $1.7 million decrease in outside commission due to lower revenue, $0.8 million decrease in amortization expense related to Pictos and Divio acquisitions, $0.7 million gain on sales of office building in Asia, $0.6 million decrease in consulting and outside services for Sarbanes-Oxley Act compliance, $0.6 million decrease in rent expense mainly due to the reserve recorded during the quarter ended September 30, 2004 for facility consolidations related to the discontinuation of our digital camera unit in July 2004, and partially offset by $0.7 million increase in salaries due to higher headcount in Asia Pacific region and $0.6 million increase in accounting fees.

Impairment of Goodwill and Intangible Assets
      Our review of intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) indicated that other intangible assets associated with the acquisition of Divio, Inc. of $1.3 million had been impaired. In addition, we conducted an annual goodwill impairment review during the fourth quarter of 2005 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS 142”). The result of the analysis indicated that the $41.4 million goodwill on our balance sheet should be written off. This goodwill arose from the acquisitions of Pictos Technologies, Inc., which was completed on June 9, 2003, and Divio, Inc., which was completed on August 15, 2003.

Non-operating Income, Net
      Net non-operating income was $1.3 million in 2005 and $3.4 million in 2004. In 2005, net non-operating income consisted primarily of interest income of $2.2 million and rental income of $0.3 million, and partially offset by investment write down of $1.3 million. In 2004, net non-operating income consisted primarily of interest income of $2.0 million and rental income of $0.5 million.

Provision for (Benefit from) Income Taxes
      Our effective tax provision rate was 1.8% for 2005 compared to a tax benefit of 4.7% for 2004. The primary reason for the change in our effective tax rate for 2005 was a greater impact of foreign losses which could not be benefited and the goodwill impairment, partially offset by an increase in R&D tax credits.
      Our effective tax provision rate of 1.8% for 2005 and tax benefit of 4.7% for 2004 were lower than the combined federal and state statutory rate of 40% primarily as a result of foreign losses which could not be benefited, partially offset by benefits related to U.S. tax losses and R&D tax credits.
      Our general policy is to permanently reinvest the net earnings of our foreign subsidiaries. Accordingly, these earnings have not been subject to U.S. income taxes. Under certain circumstances, if we were to repatriate this cash, or a portion thereof, to the U.S., we could be required to pay U.S. income taxes on the transfer.
Comparison of Twelve Months ended December 31, 2004 and December 31, 2003

Results of Operations
      The following table sets forth our results of operations for the fiscal years ended December 31, 2004 and 2003:

	Year Ended December 31,				2004 Over 2003

	2004		2003		% of Change

	(In thousands, except percentage data)
Net revenues	$257,278	100.0%	$195,273	100.0%	31.8%
Cost of product revenues	219,397	85.3	132,690	68.0	65.3%

Gross profit	37,881	14.7	62,583	32.0	(39.5)%
Operating expenses:
Research and development	37,467	14.5	33,184	17.0	12.9%
In-process research and development	—	—	2,690	1.4	n/a
Selling, general and administrative	41,056	16.0	31,761	16.2	29.3%

Operating loss	(40,642)	(15.8)	(5,052)	(2.6)	704.5%
Non-operating income, net	3,360	1.3	45,946	23.5	(92.7)%

Income (loss) before income taxes	(37,282)	(14.5)	40,894	20.9	(191.2)%
Provision for (benefit from) income taxes	(1,732)	(0.7)	15,603	8.0	(111.1)%

Net income (loss) from continuing operations	$(35,550)	(13.8)%	$25,291	12.9%	(240.6)%

      Inflation has not had any material impact on our business to date.

Net Revenues
      Net revenues were $257.3 million in 2004 and $195.3 million in 2003. Net revenues increased by $62.0 million, or 31.8%, from 2003 to 2004 primarily due to the increases in the Video business, specifically, increase in DVD revenue and MediaTek royalty, partially offset by the decreases in VCD, recordable and other products.
      The following table summarizes percentage of net revenue by our two business segments and their major product categories:

	Year Ended		2004 Over
	December 31,		2003

	2004	2003	% of Change

Video business:
DVD	54%	40%	76.8%
VCD	27%	38%	(6.8)%
Recordable	3%	6%	(41.7)%
Royalty	8%	3%	300.0%
Other	2%	5%	(31.4)%

Total Video business	94%	92%	34.1%
Digital Imaging business	6%	8%	2.1%

Total	100%	100%	31.8%

      Video business revenues included revenues from DVD, VCD, Recordable, Royalty payments for DVD license and Other.
      DVD revenue includes revenue from sales of DVD decoder chips. DVD revenues were $138.6 million in 2004, an increase of $60.2 million, or 76.8%, from 2003 to 2004, primarily due to higher unit sales. Unit sales increased by 71.3% as compared to 2003. We sold approximately 23.3 million of DVD chip products in 2004 as compared to approximately 13.6 million units in 2003.
      VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenues were $69.7 million in 2004, a decrease of $5.1 million, or 6.8%, from 2003 to 2004, primarily due to lower unit sales, partially offset by higher ASP per unit. Unit sales decreased by 9.6% while ASP per unit increased by 3.0%. The ASP increase in 2004 was primarily due to higher unit sales of Visba3 integrated chips, which have a higher ASP. We sold approximately 40.5 million units of our VCD chip products in 2004 as compared to approximately 44.8 million units in 2003.
      Recordable revenue includes revenue from sales of integrated encoder and decoder chips, and encoder and decoder chips sold together as a chipset. Recordable revenues were $7.0 million, a decrease of $5.0 million, or 41.7%, from 2003 to 2004 due primarily to lower ASP. ASP decreased by 42.4% from 2003 to 2004.
      Royalty revenue consists of MediaTek royalty payments. Under the settlement agreement between ESS and MediaTek dated June 11, 2003 for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek was obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. Royalty revenue was $20.0 million and $5.0 million for the year ended December 31, 2004 and December 31, 2003, respectively.
      We also have Other revenue from sales of PC Audio chips, communication modem and other miscellaneous chips. Other revenue was $7.2 million in 2004, a decrease of $3.3 million, or 31.4%, from 2003 to 2004 primarily due to lower unit sales, partially offset by higher ASP. Unit sales decreased by 57.0% while ASP increased by 60.3%.
      Digital Imaging business revenue comprised of revenues from Digital imaging, which primarily consist of revenue from sales of image sensor chips and image processor chips. Digital imaging revenues were

$14.9 million in 2004, an increase of $0.3 million, or 2.1%, from 2003 to 2004, primarily due to higher ASP, partially offset by lower unit sales. The ASP increased by 37.4% while unit sales decreased by 23.1%. Digital imaging revenues are derived from the sale of products of Pictos, a company that we acquired in June 2003. We sold approximately 1.0 million units of digital imaging chip products in 2004 as compared to approximately 1.3 million units in 2003.
      International revenues accounted for approximately 99% of net revenues in both 2004 and 2003. All of our international sales are denominated in U.S. dollars.

Gross Profit
      Gross profit decreased to $37.9 million in 2004 from $62.6 million in 2003. Gross margins were 14.7% in 2004 and 32.0% in 2003. The decrease in gross margin was primarily due to a provision for excess and obsolete inventories partially offset by improved Video business reflected by the higher volume in our DVD business and $15.0 million of additional MediaTek royalty revenue at 100% gross margin. Charges related to product inventories with costs in excess of net realizable value amounted to approximately $37.3 million and $0 in 2004 and 2003, respectively. Sales of fully reserved products at 100% gross margin were $4.8 million in 2004 and $3.3 million in 2003. Although ASP generally increased in 2004 as compared to the preceding year, in the third quarter of 2004, we began experiencing increased competition and pricing pressures in the Video business for both our DVD and VCD products resulting in an adverse effect on our margins in the second half of the year.

Research and Development Expenses
      Research and development expenses were $37.5 million, or 14.5% of net revenues, in 2004 and $33.2 million, or 17.0% of net revenues, in 2003. Research and development expenses increased by $4.3 million, or 12.9%, from 2003 to 2004, primarily due to the increases in research and development expenses of $6.1 million and $2.3 million from our subsidiaries Pictos (digital imaging products) and Divio (encoding products), which we acquired in June 2003 and August 2003, respectively.

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
      Our tax benefit of 4.7% for 2004 was lower than the combined federal and state statutory rate of 40% primarily as a result of foreign losses which could not be benefited, partially offset by benefits related to U.S. tax losses and R&D credits. Our 38% tax rate for 2003 was lower than the combined federal and state statutory rate of 40% primarily as a result of a release of tax reserves related to the expiration of the statute of limitations on our 1999 return, offset in part by nondeductible expenses.

Liquidity and Capital Resources
      Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At December 31, 2005, we had cash, cash equivalents and short-term investments of $99.7 million and working capital of $58.7 million.
      On August 15, 2003, we acquired 100% of the outstanding shares of Divio for $27.1 million in cash plus transaction costs. On June 9, 2003, we acquired 100% of the outstanding shares of Pictos for $27.0 million in cash plus transaction costs.
      Net cash used in operating activities was $25.0 million for the year ended December 31, 2005, net cash used in operating activities was $31.0 million for the year ended December 31, 2004, and net cash provided by operating activities was $56.2 million for the year ended December 31, 2003. The net cash used in operating activities for the year ended December 31, 2005 was primarily attributable to a net loss of $99.6 million, and a decrease in accounts payable and accrued expenses of $14.7 million, partially offset by an impairment charge for goodwill and intangible assets of $42.7 million, and an increase in inventories of $2.9 million, inventory provision of $36.1 million, and depreciation and amortization of $10.3 million. The net cash used in operating activities for the year ended December 31, 2004 was primarily attributable to a net loss of $35.6 million, a decrease in accounts payable and accrued expenses of $33.8 million due to a decrease in production activities in the fourth quarter of 2004, specifically, an increase in inventories of $49.4 million due to the increases in Digital Imaging and Video product inventories, partially offset by a decrease in accounts receivable of $36.1 million due to lower sales in the fourth quarter of 2004, provision for inventory of $37.3 million and depreciation and amortization of $10.3 million. The net cash provided by operating activities for the year ended December 31, 2003 was primarily attributable to a net income of $25.3 million, depreciation and amortization of $6.8 million, an increase in accounts payable and accrued expenses of $41.0 million, primarily due to an increase in inventory purchases, an increase in income tax payable and deferred income taxes of $14.1 million, and charges for purchased in-process research and development of $2.7 million, partially offset by an increase in accounts receivable of $27.4 million due to significantly increased sales in the fourth quarter of 2003 as compared to sales during the fourth quarter of 2002, and an increase in inventories of $6.4 million.
      Net cash provided by investing activities was $52.6 million for the year ended December 31, 2005, $13.6 million for the year ended December 31, 2004, and $10.5 million for the year ended December 31, 2003. The net cash provided by investing activities for the year ended December 31, 2005 was primarily attributable to the proceeds from sales of short-term investments of $98.6 million, partially offset by the purchase of short-term and long-term investments of $44.1 million and purchase of property, plant and equipment of $4.7 million. The net cash provided by investing activities for the year ended December 31, 2004 was primarily attributable to the proceeds from sales of short-term investments of $152.4 million, partially offset by the purchase of short-term and long-term investments of $129.8 million and $5.2 million, respectively, and the purchase of property, plant and equipment of $3.9 million. The net cash provided by investing activities for the year ended December 31, 2003 was primarily attributable to proceeds from sales of short-term investments of $237.0 million, partially offset by the purchase of short-term and long-term investments of $161.2 million and $5.3 million, respectively, cash paid for acquisitions of Pictos and Divio, net of cash acquired of $52.1 million, and the purchase of property, plant and equipment of $8.0 million mainly for CAD software and testers.

      Net cash used by financing activities was $0.5 million for the year ended December 31, 2005, net cash provided by financing activities was $2.5 million for the year ended December 31, 2004, and net cash used in financing activities was $24.7 million for the year ended December 31, 2003. The net cash used by financing activities for the year ended December 31, 2005 was attributable to cash paid for repurchase of common stock of $1.2 million, offset by the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $0.7 million. The net cash provided by financing activities for the year ended December 31, 2004, was attributable to the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $2.5 million. The net cash used in financing activities for the year ended December 31, 2003 was primarily attributable to cash paid for repurchase of common stock of $29.3 million, partially offset by the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $4.6 million.
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
      We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $5.6 million. We may also use cash to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of December 31, 2005, together with funds expected to be generated by operations will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.

Contractual Obligations, Commitments and Contingencies
      The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, as of December 31, 2005.

	Payment Due by Periods

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating lease obligations	$3,286	$2,795	$475	$16	—
Purchase order commitments	24,886	24,886	—	—	—

Total	$28,172	$27,681	$475	$16	—

      As of December 31, 2005, our commitments to purchase inventory from the third-party contractors aggregated approximately $18.6 million of which approximately $8.5 million was adverse firm, non-cancelable purchase order commitments that we have recorded as accrued expenses. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of December 31, 2005, commitments under these arrangements totaled $6.3 million. There are no material commitments for these arrangements extending beyond 2009.
      From time to time, we are subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights and other claims arising out of the ordinary course of business. Further, we are currently engaged in certain shareholder class action and derivative lawsuits. We intend to defend these suits vigorously and we may incur substantial expenses in litigating claims against third parties and defending against existing and future third-party claims that may arise. In the event of a determination adverse to us, we may incur substantial monetary liability and be required to change our business practices. Either of these results could have a material adverse effect on our financial position, results of operations or cash flows. See Part I, Item 3, “Legal Proceedings.”

Off-Balance Sheet Arrangements
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
Foreign Exchange Risks
      We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have operations in China, Europe, Taiwan, Hong Kong and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through December 31, 2005 we have not experienced any negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of December 31, 2005, the analysis indicated that these hypothetical market movements would not have a material effect. We have not entered into any currency hedging activities.
Interest Rate Risks
      We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. For instance, one percentage point decrease in interest rates would result in approximately a $1.0 million decrease in our interest income. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available-for-sale, and on December 31, 2005, the fair market value of our investments approximated their costs.
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
      The following documents are filed as part of this Report:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

By:	/s/ ROBERT L. BLAIR	By:	/s/ JAMES B. BOYD

	ROBERT L. BLAIR		JAMES B. BOYD
	President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of ESS Technology, Inc.:
      We have completed integrated audits of ESS Technology, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ESS Technology, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
San Jose, California
March 13, 2006

1.	Financial Statements:
ESS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Cash and cash equivalents	$68,630	$41,527
Short-term investments	31,092	85,161
Accounts receivable, net	14,990	21,094
Other receivables	5,795	362
Inventory	12,477	45,669
Prepaid expenses and other assets	4,241	3,876

Total current assets	137,225	197,689
Property, plant and equipment, net	21,133	23,009
Goodwill	—	43,391
Other intangible assets, net	795	6,414
Other assets	12,688	13,241

Total assets	$171,841	$283,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$35,916	$50,646
Income tax payable and deferred income taxes	42,591	39,738

Total current liabilities	78,507	90,384
Non-current deferred tax liability	—	448

Total liabilities	78,507	90,832

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 39,564 and 39,681 shares issued and outstanding at December 31, 2005 and 2004, respectively	177,545	178,030
Accumulated other comprehensive income (loss)	286	(174)
Retained earnings (accumulated deficit)	(84,497)	15,056

Total shareholders’ equity	93,334	192,912

Total liabilities and shareholders’ equity	$171,841	$283,744

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net revenues:
Product	$161,921	$237,278	$190,273
Royalty	20,000	20,000	5,000

Total net revenues	181,921	257,278	195,273
Cost of product revenues	169,312	219,397	132,690

Gross profit	12,609	37,881	62,583
Operating expenses:
Research and development	33,983	37,467	33,184
Selling, general and administrative	34,973	41,056	31,761
In-process research and development	—	—	2,690
Impairment of goodwill and intangible assets	42,743	—	—

Operating loss	(99,090)	(40,642)	(5,052)
Non-operating income, net	1,316	3,360	45,946

Income (loss) before income taxes	(97,774)	(37,282)	40,894
Provision for (benefit from) income taxes	1,779	(1,732)	15,603

Net income (loss)	$(99,553)	$(35,550)	$25,291

Net income (loss) per share:
Basic	$(2.50)	$(0.90)	$0.64

Diluted	$(2.50)	$(0.90)	$0.61

Shares used in calculating net income (loss) per share:
Basic	39,781	39,476	39,517

Diluted	39,781	39,476	41,238

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other	Retained
	Common Stock		Comprehensive	Earnings	Total	Total
			Income	(Accumulated	Shareholders’	Comprehensive
	Shares	Amount	(Loss)	Deficit)	Equity	Income(Loss)

			(In thousands)
Balance at December 31, 2002	43,305	$196,344	$504	$32,520	$229,368
Issuance of common stock upon exercise of options	642	3,872	—	—	3,872
Issuance of common stock for employee stock purchase plan	159	750	—	—	750
Income tax reversal on disqualifying disposition of common stock options	—	(3,324)	—	—	(3,324)
Repurchase of common stock	(4,860)	(22,096)	—	(7,205)	(29,301)
Unrealized gain on marketable securities, net of tax	—	—	425	—	425	$425
Net income	—	—	—	25,291	25,291	25,291
Total comprehensive income	—	—	—	—	—	—

Balance at December 31, 2003	39,246	175,546	929	50,606	227,081	$25,716

Issuance of common stock upon exercise of options	275	1,582	—	—	1,582
Issuance of common stock for employee stock purchase plan	160	880	—	—	880
Income tax reversal on disqualifying disposition of common stock options	—	(117)	—	—	(117)
Stock-based compensation charge	—	139	—	—	139
Unrealized loss on marketable securities, net of tax	—	—	(1,103)	—	(1,103)	$(1,103)
Net loss	—	—	—	(35,550)	(35,550)	(35,550)
Total comprehensive loss	—	—	—	—	—	—

Balance at December 31, 2004	39,681	178,030	(174)	15,056	192,912	$(36,653)

Issuance of common stock upon exercise of options	52	203	—	—	203
Issuance of common stock for employee stock purchase plan	160	457	—	—	457
Repurchase of common stock	(329)	(1,165)	—	—	(1,165)
Stock-based compensation charge	—	20	—	—	20
Unrealized gain on marketable securities, net of tax	—	—	460	—	460	$460
Net loss	—	—	—	(99,553)	(99,553)	(99,553)
Total comprehensive loss	—	—	—	—	—	—

Balance at December 31, 2005	39,564	$177,545	$286	$(84,497)	$93,334	$(99,093)

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(99,553)	$(35,550)	$25,291
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,022	5,489	3,948
Amortization	4,321	4,796	2,899
Provision for inventory reserve	36,067	37,289	—
Write-down of goodwill and intangible assets	42,743	698	—
(Gain) loss on sale of property, plant and equipment	(628)	12	54
Charges for purchased in-process research and development	—	—	2,690
(Gain) loss on equity investments	1,316	—	1,801
Stock-based compensation	20	139	—
Income tax benefit (reversal) on disqualifying disposition of common stock options	—	(117)	331
Changes in assets and liabilities, net of effect of business combinations:
Accounts receivables, net	6,104	36,065	(27,421)
Other receivables	(5,433)	153	(248)
Inventory	(2,875)	(49,412)	(6,381)
Prepaid expenses and other assets	(453)	3,435	(1,786)
Accounts payable and accrued expenses	(14,730)	(33,768)	40,958
Income tax payable and deferred income taxes	2,103	(236)	14,071

Net cash provided by (used in) operating activities	(24,976)	(31,007)	56,207

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,708)	(3,914)	(7,962)
Sale of property, plant and equipment	1,190	34	—
Purchase of short-term investments	(44,135)	(129,758)	(161,188)
Sale of short-term investments	98,573	152,369	236,989
Purchase of long-term investments	(282)	(5,176)	(5,298)
Refund of acquisition consideration under escrow	1,946	—	—
Cash paid for acquisitions, net of cash acquired	—	—	(52,052)

Net cash provided by investing activities	52,584	13,555	10,489

Cash flows from financing activities:
Repurchase of common stock	(1,165)	—	(29,301)
Issuance of common stock under employee stock purchase plan and stock option plans	660	2,462	4,622

Net cash provided by (used in) financing activities	(505)	2,462	(24,679)

Net increase (decrease) in cash and cash equivalents	27,103	(14,990)	42,017
Cash and cash equivalents at beginning of year	41,527	56,517	14,500

Cash and cash equivalents at end of year	$68,630	$41,527	$56,517

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$(460)	$(2,926)
Cash refund for income taxes	$491	$1,872	$1,566
The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company
      We were incorporated in California in 1984 and became a public company in 1995. We operate in two segments: Video and Digital Imaging.
      In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We also continue to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products. In our Digital Imaging business, we design, develop and market highly integrated imaging sensor chips and camera lens modules. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.
      We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to distributors, direct customers and end-customers in China, Hong Kong, Taiwan, Japan, Korea, Turkey and Singapore. We employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, Korea and Japan to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States.

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

Basis of Presentation
      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates of America.
      The consolidated financial statements include the accounts of ESS and all of its subsidiaries. The financial position and results of operations as of and for the years ended December 31, 2005, 2004 and 2003 include the results of acquired subsidiaries from their effective dates of acquisition. All significant inter-company accounts and transactions have been eliminated.
      Certain reclassifications have been made to the consolidated financial statements in order to conform with current year presentation. These reclassifications had no impact on previously reported results of operations, operating cash flows or working capital.

Foreign Currency Translation
      Our subsidiaries primarily use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting transaction gains and losses are recorded as non-

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating income, net in the Consolidated Statement of Operations as incurred and were not material for all periods presented.

Cash, Cash Equivalents, and Short-Term Investments
      We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents and investments with maturity dates of greater than 90 days at the time of purchase to be short-term investments.
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
      The Company accounts for its investments in auction rate securities in accordance with SFAS No. 115 and its policy regarding cash equivalents. Specifically, when the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, which results in a highly liquid market similar to cash equivalents, the security is classified as an available-for-sale marketable debt security.

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

Property, Plant and Equipment
      Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are generally computed using the straight-line method over the shorter of the estimated useful lives of the assets, or the lease term of the respective assets, if applicable.

Building and building improvements	7-30 years
Machinery and equipment	3-5 years
Furniture and fixtures	3-5 years
      Repairs and maintenance costs are expensed as incurred, and improvements are capitalized.

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets
      We review long-lived assets and certain identifiable intangibles assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate any possible impairment of long-lived assets and certain intangible assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of its long-lived assets and certain intangibles assets using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not appropriate.

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Revenue is primarily generated by product sales and is recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return and adjustments, in which case, revenue is deferred until such a distributor resells the products to a third party. Such deferred revenue related to distributor sales, net of deferred cost of goods sold are recorded as deferred margin included in accrued expenses on our balance sheets.
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
      The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.

Net Income (Loss) Per Share
      Basic net income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average number of outstanding shares of common stock plus potential dilutive shares. Potential dilutive shares consist of stock options using the treasury stock method based on the average stock price for the period. The calculation of diluted net loss per share excludes potential dilutive shares if the effect is anti-dilutive.

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      We account for stock-based compensation, including stock options granted under our various stock option plans and shares issued under the 1995 Employee Stock Purchase Plan, as amended from time to time (“Purchase Plan”), using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting periods. Our policy is to grant options under our stock option plans with an exercise price equal to the fair market value of our common stock based on the closing price on the grant date, except as otherwise provided by law. Our policy is to grant purchase options under the Purchase Plan with a purchase price equal to 85% of the lesser of the fair market value of the common stock on the enrollment date or on the purchase date. The enrollment date is on the first business day of May and November of each year. Unless otherwise specified, the purchase dates under the Purchase Plan are on the last business date of April or October. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.”
      The Purchase Plan, permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan, as amended, provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. As of December 31, 2005, 1,132,990 shares have been issued under the Purchase Plan.
      Our pro forma net income (loss) and net income (loss) per share would have been as follows had compensation costs for options granted under our stock option plans and shares purchased under our Purchase Plan been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123:

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income (loss):
As reported	$(99,553)	$(35,550)	$25,291
Stock-based employee compensation expense included in reported net income (loss)	20	39	—
Amortization of stock compensation expense determined under fair-value-based method	(8,593)	(3,787)	(10,142)

Pro forma net income (loss)	$(108,126)	$(39,298)	$15,149

Net income (loss) per share — basic:
As reported	$(2.50)	$(0.90)	$0.64
Pro forma	$(2.72)	$(1.00)	$0.38
Net income (loss) per share — diluted:
As reported	$(2.50)	$(0.90)	$0.61
Pro forma	$(2.72)	$(1.00)	$0.37

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option granted under our stock option plans is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2005, 2004 and 2003:

	Employee Stock Options

	2005	2004	2003

Expected dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest rate	4.05%	3.43%	2.13%
Expected volatility	76%	82%	94%
Weighted average expected life (in years)	4	4	4
Weighted average grant date fair value	$1.91	$7.58	$5.79
      Shares purchased under the Purchase Plan in 2005, 2004 and 2003 were approximately 160,000 shares each year, at an average price per share of $2.86, $5.50 and $4.69, respectively. Pro forma compensation expense for the grant date fair value, as defined by SFAS No. 123, of the purchase rights granted under the Purchase Plan was calculated using a Black-Scholes option pricing model with the following assumptions for 2005, 2004 and 2003:

	1995 Employee Stock
	Purchase Plan

	2005	2004	2003

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.50%	1.61%	0.97%
Expected volatility	76%	82%	60%
Expected life (in months)	6	6	6
Weighted average grant date fair value	$1.71	$3.32	$2.01

Warranty
      We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table shows the details of the product warranty accrual.

	Year-Ended December 31,

	2005	2004	2003

	(In thousands)
Beginning balance	$324	$800	$550
Accruals for warranties issued during the year	406	152	628
Settlements made during the year	(224)	(416)	(378)
Adjustments	—	(212)	—

Ending balance	$506	$324	$800

Comprehensive Income (Loss)
      SFAS No. 130, “Reporting Comprehensive Income”, establishes a standard for the reporting and display of comprehensive income and its components within the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risks and Uncertainties
      The semiconductor industry in which we operate is characterized by rapid technological advances, changes in customer requirements and evolving industry standards. Our failure to anticipate or respond to such advances and changes could have a material adverse effect on our business and operating results.

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
      Almost all of our accounts receivable are derived from sales to customers and distributors in the consumer electronics markets. Substantially all of our sales are to distributors, direct customers and end-customers in China, Hong Kong, Taiwan, Japan, Korea, Turkey and Singapore. Sales through FE Global (formerly Dynax Electronics), our largest distributor, accounted for approximately 37%, 51%, and 63% of our net revenues in 2005, 2004 and 2003, respectively. FE Global’s percentage of gross trade accounts receivable was 41% and 72% as of December 31, 2005 and December 31, 2004, respectively.
      A substantial portion of our net revenues has been derived from sales to a small number of customers. Sales to our top five end-customers accounted for approximately 53% of our net revenues in 2005 compared to 42% of our net revenues in 2004. See Note 12, “Business Segment Information and Concentration of Certain Risks.
      We believe that the concentration of credit risk on accounts receivable is substantially mitigated by our evaluation process and relatively short collection terms. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended as necessary but generally require no collateral. We maintain an allowance for potential credit losses. In estimating the allowance, we take into consideration the overall quality and aging of the receivable portfolio and specifically identified customer risks. Through December 31, 2005 credit losses have been within our expectations.
Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission (“SEC”) revised the effective date of SFAS No. 123R and the new standard is effective for our quarter ending March 31, 2006.
      On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, capitalization of compensation costs related to shares-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R,

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R.
      In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this FSP when we adopt SFAS No. 123(R).
      In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are in the process of assessing the impact of adopting SFAS No. 123(R), including the transition method and option pricing model to select.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3.” The statement applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial position or results of operations.
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1/124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. We have adopted the provisions of FSP115-1/124-1. The adoption of FSP115-1/124-1 has not had a material impact on our financial position or results of operations. (see Note 6, “Marketable Securities” and Note 7, “Investments in Equity Securities Carried at Cost.”)

Note 3.	Significant Business Combinations

Divio
      On August 15, 2003, we acquired 100% of the outstanding shares of Divio for $27.1 million in cash plus transaction costs. Divio, formerly a privately-held company based in Sunnyvale, California, designed, manufactured and marketed digital encoding semiconductor products. The acquisition was accounted for as a purchase combination under SFAS No. 141, “Business Combination.” Accordingly, the estimated fair value

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of assets acquired and liabilities assumed were included in our consolidated balance sheet as of August 15, 2003, the effective date of the purchase. The results of operations of Divio have been included in our consolidated results of operations since the effective date of the purchase. There were no significant differences between our accounting policies and those of Divio.
      We allocated the purchase price of $27.1 million and $3.1 million of legal, other professional expenses and other costs directly associated with the acquisition as follows, based on management’s estimates and appraisal:

Purchase Price Allocation	Amounts

(In thousands)
Tangible assets	$1,661
Identifiable intangible assets	6,310
Goodwill	23,535

Total assets acquired	31,506
Deferred tax liabilities	(2,587)

Net assets acquired	28,919
In-process research and development	1,270

Total consideration	$30,189

      The following table lists the components of $6.3 million identifiable intangible assets and their respective useful lives.

	Estimated	Estimated
Identifiable Intangible Assets	Fair Value	Life

	(In thousands)
Existing technology	$4,790	3 years
Patents and core technology	820	3 years
Customer contacts and related relationships	510	3 years
Partner agreements and related relationships	110	3 years
Order backlog	80	3 months

Total identifiable intangible assets	$6,310

Pictos
      On June 9, 2003, we acquired 100% of the outstanding shares of Pictos for $27.0 million in cash plus transaction costs. Pictos, formerly a privately-held company based in Newport Beach, California, designed, manufactured and marketed digital imaging semiconductor products. The acquisition was accounted for as a purchase combination under SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our consolidated balance sheet as of June 9, 2003, the effective date of the purchase. The results of operations have been included in our consolidated results of operations since the effective date of the purchase. There were no significant differences between our accounting policies and those of Pictos.

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We allocated the purchase price of $27.0 million and $453,000 of legal and other professional expenses directly associated with the acquisition as follows, based on management’s estimates and appraisal.

Purchase Price Allocation	Amounts

(In thousands)
Tangible assets	$8,160
Identifiable intangible assets	7,850
Goodwill	18,180

Total assets acquired	34,190
Liabilities assumed	(4,938)
Deferred tax liabilities	(3,219)

Net assets acquired	26,033
In-process research and development	1,420

Total consideration	$27,453

      The following table lists the components of $7.9 million identifiable intangible assets and their respective useful lives.

	Estimated	Estimated
Identifiable Intangible Assets	Fair Value	Life

	(In thousands)
Existing technology	$3,600	3 years
Patents and core technology	1,800	3 years
Customer relationships	1,080	3 years
Distributor relationships	90	2 years
Foundry agreement	930	2 years
Order backlog	350	6 months

Total identifiable intangible assets	$7,850

Pro forma Financial Information
      Summarized below are our unaudited pro forma results, reflecting the results of the Pictos and Divio acquisitions had they been consolidated from the beginning of all periods presented. Adjustments have been made for the estimated increases in amortization of intangible assets, amortization of stock-based compensation and other appropriate recurring pro forma adjustments. The charge for purchased in-process research and development of $2.7 million are not included in the pro forma results, because they are non-recurring.

Year-Ended
December 31, 2003

(In thousand, except
per share data)
(Unaudited)
Total revenues	$198,997
Operating loss	$(20,844)
Net income	$8,610
Net income per share:
Basic	$0.22
Diluted	$0.21

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Note 4. Goodwill and Other Intangible Assets
      The following table summarizes the activities in goodwill and other intangible assets during the year ended December 31, 2005:

	December 31,				December 31,
	2004	Amortization	Adjustment	Impairment	2005

	(In thousands)
Goodwill	$43,391	—	(1,946)	(41,445)	$—
Other intangible assets	$6,414	(4,321)		(1,298)	$795

	$49,805	(4,321)	(1,946)	(42,743)	$795
      Our review of intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) indicated that a net $1.3 million of other intangible assets associated with the acquisition of Divio, Inc. had been impaired. During the fourth quarter of 2005, a re-evaluation of our product strategy and development plans resulted in a determination that the technology and other intangible assets resulting from the Divio acquisition were unlikely to result in any significant future revenue. In addition, we conducted an annual goodwill impairment review during the fourth quarter of 2005 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS 142”). Under SFAS 142, goodwill impairment exists if the net book value of the Company exceeds its estimated fair value. We estimated fair value primarily by reference to the market value of our common stock. The result of our analysis indicated that $41.4 million of goodwill on our balance sheet should be written off. This goodwill arose primarily from the acquisitions of Pictos Technologies, Inc., which was completed on June 9, 2003, and Divio, Inc., which was completed on August 15, 2003.

	December 31,

	2005	2004

	(In thousands)
Acquired other intangible assets, net:
Pictos	$795	$3,039
Divio	—	3,375

Total intangible assets, net	$795	$6,414

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Acquired other intangible assets by categories as of December 31, 2005 and 2004 consist of the following:

	December 31, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

	(In thousands)
Amortized other intangible assets:
Existing technology	$3,600	$3,070	$8,390	$4,065
Patents and core technology	1,800	1,535	2,620	1,311
Customer relationships	1,080	1,080	1,590	1,095
Distributor relationships	90	90	90	70
Partner agreement and related relationships	—	—	110	50
Foundry agreement	930	930	930	725
Order backlog	350	350	430	430
Technical infrastructure	—	—	797	797

Total identifiable intangible assets	$7,850	$7,055	$14,957	$8,543

      The Company expects amortization expense of existing intangible assets to be $0.8 million in fiscal 2006, at which time existing intangible assets will be fully amortized assuming no additions as a result of business combinations.

Note 5.	Balance Sheet Components

	December 31,

	2005	2004

	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$39,706	$40,140
U.S. government and corporate debt securities	28,924	1,387

	$68,630	$41,527

Short-term investments:
U.S. government and corporate debt securities	$31,231	$85,668
Unrealized loss on marketable securities, net	(139)	(507)

	$31,092	$85,161

Accounts receivable, net:
Accounts receivable	$15,439	$21,881
Less: Allowance for doubtful accounts	(449)	(787)

	$14,990	$21,094

Other receivables:
Receivable from vendor	$4,993	$—
Receivable from Vialta	20	128
Other	782	234

	$5,795	$362

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004

	(In thousands)
Inventory:
Raw materials	$3,048	$15,857
Work-in-process	2,527	7,286
Finished goods	6,902	22,526

	$12,477	$45,669

Prepaid expenses and other assets:
Insurance	$724	$961
Maintenance	813	759
Advanced payments	—	1,200
Prepaid inventory	1,012	—
Prepaid royalty	904	115
Other	788	841

	$4,241	$3,876

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	24,640	24,734
Machinery and equipment	36,776	36,189
Furniture and fixtures	23,295	20,233

	87,571	84,016
Less: Accumulated depreciation and amortization	(66,438)	(61,007)

	$21,133	$23,009

Other assets:
Investments — Best Elite (Note 7)	$10,000	$10,000
Investments — other	2,388	3,029
Other	300	212

	$12,688	$13,241

Accounts payable and accrued expenses:
Accounts payable	$16,116	$18,124
Accrued compensation costs	5,667	6,323
Accrued commission and royalties	1,740	9,212
Deferred revenue related to distributor sales, net of deferred cost of goods sold	552	8,041
Adverse purchase order commitments	8,468	4,960
Other accrued liabilities	3,373	3,986

	$35,916	$50,646

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Marketable Securities
      The amortized costs and estimated fair value of securities available-for-sale as of December 31, 2005 and December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005	Cost	Gains	(Loss)	Fair Value

	(In thousands)
Money market accounts	$24,016	$—	$—	$24,016
Municipal bonds	21,159	—	—	21,159
Corporate debt securities	28,917	7	—	28,924
Corporate equity securities	1,486	621	—	2,107
Government agency bonds	10,079	—	(146)	9,933

Total available-for-sale	$85,657	$628	$(146)	$86,139

Classified as:
Cash equivalents				$52,940
Short-term marketable securities				31,092
Long-term marketable securities				2,107

				$86,139

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2004	Cost	Gains	(Loss)	Fair Value

	(In thousands)
Money market accounts	$2,780	$—	$—	$2,780
Municipal bonds	47,560	—	(31)	47,529
Corporate debt securities	14,876	—	(298)	14,578
Corporate equity securities	2,802	814	(587)	3,029
Government agency bonds	24,619	—	(178)	24,441

Total available-for-sale	$92,637	$814	$(1,094)	$92,357

Classified as:
Cash equivalents				$4,167
Short-term marketable securities				85,161
Long-term marketable securities				3,029

				$92,357

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The contractual maturities of debt securities classified as available-for-sale as of December 31, 2005, are as follows:

Estimated Fair
December 31, 2005	Value

(In thousands)
Maturing 90 days or less from purchase	$28,924
Maturing between 90 days and one year from purchase	21,159
Maturing more than one year from purchase	9,933

Total available-for-sale debt securities	$60,016

      Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the twelve months ended December 31, 2005, 2004 and 2003 were not material to our financial position or results of operations.
      The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2005:

	In Loss Position for Less		In Loss Position for
	than 12 Months		More Than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In thousands)
Government agency bonds	$—	$—	$9,933	$146	$9,933	$146
      The gross unrealized losses are primarily due to a decrease in the fair value of debt securities resulting from an increase in interest rates during 2004 and 2005. As the decrease in market value is not related to credit quality and because we have the ability and intent to hold these investments until a recovery of fair value, we do not consider the investments to be other-than-temporarily impaired at December 31, 2005.
      Long-term marketable securities consisted of our investments in the following two companies:

MosChip Semiconductor Technology Limited
      In April 2002, we acquired 1,600,000 shares of MosChip Semiconductor Technology Limited (“MosChip”) common stock for approximately $1,012,000 in cash. In December 2003, we acquired an additional 500,000 shares for approximately $298,000. In July 2004, we acquired an additional 229,092 shares for approximately $176,000. Our total investments represent approximately a 7% equity interest in MosChip on a fully diluted basis. MosChip is a publicly traded company based in Hyderabad, India, specializing in designing, manufacturing and marketing very large integrated circuits (“ICs”), with particular focus on consumer and data communication ICs.

C-Com Corporation
      In December 2002, our investment in Broadmedia common stock was exchanged for stock of Archtek Corporation (“Archtek”) as a result of corporate restructuring by Broadmedia and Archtek. Pursuant to the merger between Archtek and C-Com Corporation (“C-Com”), a publicly traded company in Taiwan, in May 2003, we were given a right to receive 5,578,571 shares of C-Com common stock in exchange for our investment in Archtek. As of December 31, 2003, we received 3,905,000 shares of C-Com common stock. The remaining 1,673,571 shares were deliverable over the subsequent four years. During the year ended December 31, 2003, we recorded a pre-tax non-operating loss of $2.0 million as a result of receiving the C-Com common stock in exchange for stock of Archtek based on the fair market value of the C-Com

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock. During the year ended December 31, 2005, due to the decrease in its fair market value, we concluded that there was an other-than-temporary impairment of the C-Com stock and accordingly recorded a pre-tax non-operating loss of $1.3 million.

Note 7.	Investments in Equity Securities Carried at Cost
      The aggregate cost of our cost-method investments totaled $10.3 million at December 31, 2005 and 2004. We have estimated that the fair value exceeded the cost of these investments, which consist of the following investments:

Best Elite International Limited
      In January 2003, we acquired 4,545,400 shares of Convertible Non-Cumulative Preference Series B shares of Best Elite International Limited (“Best Elite”) for approximately $5,000,000 in cash. In January 2004, we acquired an additional 4,545,455 shares for approximately $5,000,000 in cash, on the same terms and price as the initial investment. Our investments represent less than a 1.3% equity interest in Best Elite on a fully diluted basis. Best Elite is a privately held company organized under the laws of the British Virgin Islands as an investment vehicle primarily for the purposes of operating a semiconductor foundry in Mainland China.

Raymedia Co., Ltd.
      In November 2004, we acquired approximately 134,000 shares of Raymedia Co., Ltd. (“RMC”) for approximately $282,000. Our investments represent a 11.8% equity interest in RMC. RMC is a privately held Korean company that is primarily a supplier of DVD player assemblies.

Note 8.	Non-Operating Income, Net
      The following table lists the major components of Non-Operating Income:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Licensing fee from MediaTek settlement	$—	$—	$45,000
Legal fee related to MediaTek settlement	—	—	(515)
Consulting fees — Taiwanese tax exemption	—	—	(1,500)
Interest income	2,212	1,971	2,486
Income on other investments	102	—	774
Impairment of investments (Note 6)	(1,316)	—	(1,986)
Vialta rental income	345	503	1,182
Other	(27)	886	505

Total non-operating income	$1,316	$3,360	$45,946

MediaTek Settlement
      On June 11, 2003, we entered into a License Agreement and Mutual Release (the “Settlement Agreement”) with MediaTek Incorporation (“MediaTek”) relating to a copyright infringement lawsuit. Under the terms of the Settlement Agreement, both parties terminated all claims against each other and MediaTek received a non-exclusive worldwide license of our proprietary DVD user interface and other key DVD software. Under the Settlement Agreement, MediaTek paid us a one-time license fee of $45.0 million related to sales of certain DVD products and was required to pay ongoing royalties with a quarterly cap of

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$5.0 million and lifetime cap of $45.0 million. The maximum total payments under the Settlement Agreement are $90.0 million. After the Settlement Agreement, income from MediaTek royalty payments resulting from sales of products utilizing the licensed technology is reported as revenues based on the number of units sold. During the years ended December 31, 2005, 2004 and 2003, $20 million, $20 million, and $5 million in revenues were recognized from MediaTek royalty payments, respectively.

Note 9.	Income Taxes
      Income (loss) before provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Domestic	$(51,289)	$(12,561)	$(5,211)
Foreign	(46,485)	(24,721)	46,105

	$(97,774)	$(37,282)	$40,894

      Provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Current:
Federal	$1,859	$(1,349)	$13,815
State	(369)	—	2,749
Foreign	540	551	140

	2,030	(798)	16,704

Deferred
Federal	(708)	(923)	(980)
State	457	(11)	(121)

	(251)	(934)	(1,101)

Total	$1,779	$(1,732)	$15,603

      Reconciliation between the provisions for (benefit from) income taxes computed at the federal statutory rate of 35% and the provision for (benefit from) income taxes is as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Provision (benefit) at statutory rate	$(34,221)	$(13,049)	$14,313
Foreign income taxed at different rates	25,935	14,976	581
State income taxes, net of federal tax benefit	(5,299)	(2,089)	2,351
General business credit	(1,882)	(1,670)	(423)
Impairment of goodwill	16,745	—	—
Nondeductible research and development costs	—	—	1,096
Other	501	100	(2,315)

Provision for (benefit from) income taxes	$1,779	$(1,732)	$15,603

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets (liabilities) are comprised of the following:

	December 31,

	2005	2004

	(In thousands)
Current:
Accrued liabilities and reserves	$1,343	$1,484
Deferred tax asset arising from unrealized loss on investments	336	107

Current deferred tax assets	$1,679	$1,591

Non-current:
Depreciation and amortization	$4,513	$4,054
Acquired intangible assets	(321)	(2,604)
Net operating loss carryforwards	24,193	24,304
Credit carryforwards	6,405	6,293

Non-current deferred tax assets	34,790	32,047

Total deferred tax assets	36,469	33,638
Valuation allowance	(35,377)	(32,495)

Net deferred tax assets	$1,092	$1,143

      As of December 31, 2005, our federal and state net operating loss carryforwards for income tax purposes were approximately $66.2 million and $18.0 million, respectively. If not utilized, both the federal and state net operating loss carryforwards will begin to expire in 2010. Our federal and state research tax credit carryforwards for income tax purposes are approximately $0.6 million and $8.8 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2016.
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
      We have not provided for U.S. federal income and state income taxes on all of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2005, because such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to applicable U.S. federal and state income taxes.
      The American Jobs Creation Act of 2004 (“the Act”) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. During the year ended December 31, 2005, the Company repatriated $39 million in foreign earnings pursuant to the Act.

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Net Income (Loss) Per Share
      A reconciliation of basic and diluted income per share is presented below.

		Weighted
	Net Income	Average	Per Share
	(Loss)	Shares	Amount

	(In thousands, except per share data)
Year Ended December 31, 2005
Basic net loss per share	$(99,553)	39,781	$(2.50)
Effects of dilutive securities: Stock options	—	—	—

Diluted net loss per share	$(99,553)	39,781	$(2.50)

Year Ended December 31, 2004
Basic net loss per share	$(35,550)	39,476	$(0.90)
Effects of dilutive securities: Stock options	—	—	—

Diluted net loss per share	$(35,550)	39,476	$(0.90)

Year Ended December 31, 2003
Basic net income per share	$25,291	39,517	$0.64
Effects of dilutive securities: Stock options	—	1,721	(0.03)

Diluted net income per share	$25,291	41,238	$0.61

      For the years ended December 31, 2005, 2004 and 2003, there were options to purchase approximately 5,332,000, 3,962,000 and 3,752,000 shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net income (loss) per share as they are anti-dilutive. Because we had a net loss of $99.6 million and $35.6 million during the years ended December 31, 2005 and 2004, approximately 163,000 and 1,889,000 equivalent shares, respectively were excluded from the calculation of effects of dilutive securities.

Note 11.	Shareholders’ Equity

Common Stock

Stock Repurchase
      From time-to-time our Board of Directors has authorized management, at their discretion, to repurchase shares of our common stock on the open market as conditions warrant. As of January 1, 2003, an aggregate of 5,062,000 shares were available for repurchase under previously announced programs. On April 16, 2003, our Board of Directors authorized us to repurchase up to 5,000,000 shares of our common stock, in addition to all shares that remained available for repurchase under previously announced programs, on the same terms and conditions as those of prior repurchase programs. During the year ended December 31, 2003, we repurchased 4,860,000 shares of our common stock for an aggregate price of $29.3 million at market prices ranging from $5.43 to $6.70 per share. We did not repurchase any shares in 2004. During the year ended December 31, 2005, we repurchased 329,000 shares of our common stock for an aggregate price of $1.2 million at market prices ranging from $3.38 to $3.58 per share. Upon repurchase, all shares are retired and no longer deemed outstanding. As of December 31, 2005, an aggregate of 4,873,000 shares remain available for repurchase, all of which were authorized under the stock repurchase program announced on April 16, 2003. There is no stated expiration for this program.

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1995 Equity Incentive Plan
      In August 1995, we adopted the 1995 Equity Incentive Plan (the “1995 Plan”), which provides for the grant of stock options and stock bonuses and the issuance of restricted stock to our employees, directors and others. Under the 1995 Plan, options granted generally vest 25% at the end of the first year, after the anniversary date of the date of grant, and ratably thereafter over the remaining vesting period. A total of 3,000,000 shares of our common stock was reserved for issuance under the 1995 Plan.
      This plan is no longer active and we will no longer issue options under this plan. The 1995 Plan terminated in July 2005; however, outstanding options issued under this plan will remain exercisable until they expire.

1995 Employee Stock Purchase Plan
      In August 1995, we adopted the 1995 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved a total of 225,000 shares of our common stock for issuance thereunder. The Purchase Plan, as most recently amended on May 29, 2003, authorizes the aggregate issuance of 1,425,000 shares under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. As of December 31, 2005, 1,132,990 shares have been issued under the Purchase Plan.

1995 Directors Stock Option Plan
      In August 1995, we adopted the 1995 Directors Stock Option Plan (the “Directors Plan”) and reserved a total of 300,000 shares of our common stock for issuance thereunder. The Directors Plan, as amended in April 2001, authorizes the issuance of 600,000 shares. The Directors Plan allows for granting of stock options to non-employee members of the Board of Directors of the Company. The plan was amended as of July 24, 2004 to extend the termination date from 2005 to 2015 and increase the number of authorized share by 400,000. The plan was amended as of November 23, 2004 to provide a 3-year post-termination exercise period for termination of service for any reason by a non-employee director.

1997 Equity Incentive Plan
      In May 1997, we adopted the 1997 Equity Incentive Plan (the “1997 Incentive Plan”) and reserved a total of 3,000,000 shares of our common stock for issuance thereunder. The 1997 Incentive Plan, as most recently amended in May 2003, authorizes the issuance of 13,000,000 shares. The terms of the 1997 Incentive Plan are similar to those of the 1995 Incentive Plan outlined above.

2002 Non-executive Stock Option Plan
      In May 2002, we adopted the 2002 Non-Executive Stock Option Plan (the “2002 Plan”) and reserved a total of 2,000,000 shares of our common stock for issuance thereunder. The 2002 Plan allows for granting of stock options to our non-executive employees and consultants, and options granted under the 2002 Plan are Non-statutory Stock Options. The vesting schedule of the 2002 Plan is generally similar to those of the 1995 Plan outlined above.

Platform Stock Option Plan
      In June 1997, in connection with the acquisition of Platform Technologies, Inc. (“Platform”), we assumed the Platform Stock Option Plan (the “Platform Plan”). We reserved and granted approximately 954,000 shares of ESS common stock under the Platform Plan pursuant to the outstanding options at the time

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the Platform acquisition. The Platform options vest ratably over four years and we did not issue any additional options under the Platform Plan. The Platform plan is no longer active; however, 26,146 shares of outstanding options issued under this plan remain exercisable at December 31, 2005.

Stock Option Exchange Offer
      On November 29, 2004, we commenced an offering to our employees and consultants to voluntarily exchange certain outstanding stock options to purchase shares of our common stock for replacement stock options to be granted at least six months and one day after the date on which we cancelled the options we accepted for exchange. On December 27, 2004, the offer period ended and we accepted for cancellation stock options to purchase an aggregate of 3,705,449 shares of common stock, representing 42% of the shares subject to options that were eligible to be exchanged, with a weighted average exercise price of $14.11 per share. Subject to the terms and conditions of the offer, on June 29, 2005, we granted 3,589,503 replacement stock options to purchase shares of common stock with an exercise price of $4.12, the fair market value of our common stock on the date of grant. The replacement options are vested and exercisable to the same degree as the original options would have been had they not been cancelled. Of the replacement stock options granted on June 29, 2005, 2,067,871 shares were exercisable. We did not record any compensation expense as a result of the exchange. The exchange offer applied to stock options granted under our 2002 Plan, 1997 Plan and 1995 Plan.

Summary of Stock Option Activity
      Transactions under our various stock option plans are summarized as follows:

	Available		Weighted
	for	Options	Average
	Grant	Outstanding	Exercise Price

	(In thousands)
Balance at December 31, 2002	5,286	7,363	$9.64
Authorized	1,000	—	$—
Granted	(2,602)	2,602	$8.96
Exercised	—	(642)	$6.04
Canceled	757	(757)	$10.99

Balance at December 31, 2003	4,441	8,566	$9.58
Authorized	400	—	$—
Granted	(2,055)	2,055	$12.03
Exercised	—	(275)	$5.76
Canceled	4,784	(4,784)	$13.53

Balance at December 31, 2004	7,570	5,562	$7.29
Granted	(5,284)	5,284	$4.06
Exercised	—	(52)	$3.86
Canceled	1,041	(1,041)	$7.73
Expired	(84)	—	$—

Balance at December 31, 2005	3,243	9,753	$5.51

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2005	Life	Price	2005	Price

	(In thousands)	(In years)		(In thousands)
$0.03 - $ 4.10	1,169	8.48	$3.14	247	$2.96
$4.11 - $ 4.12	3,277	9.49	$4.12	2,346	$4.12
$4.13 - $ 4.87	2,078	3.47	$4.80	1,847	$4.85
$4.88 - $ 7.62	1,822	7.54	$6.51	813	$6.68
$7.63 - $23.25	1,407	6.97	$10.47	965	$10.67

Total	9,753	7.36	$5.51	6,218	$5.64

      At December 31, 2004 and 2003, options to purchase approximately 3,508,000 and 3,852,000 shares were exercisable at average exercise prices of $6.68 and $9.15, respectively.

Note 12.	Business Segment Information and Concentration of Certain Risks

Business Segments
      We operate in two reportable business segments: the Video segment and the Digital Imaging segment. In the video segment, we primarily develop and market digital processor chips which are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. The Video segment also develops and markets encoding processors for digital video recorders and recordable DVD players and continues to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products. Our Digital Imaging segment develops and markets imaging sensor chips for cellular camera phone applications. In 2005, our chief operating decision maker, the Chief Executive Officer, began to review financial information by segments. Accordingly, certain comparative amounts have been reclassified to conform with current year presentation.
      The following table summarizes revenue percentages by major product categories:

	Percentage of Net
	Revenues for Years
	Ended
	December 31,

	2005	2004	2003

Video business:
DVD	55%	54%	40%
VCD	17%	27%	38%
Recordable	2%	3%	6%
Royalty	11%	8%	3%
Other	3%	2%	5%

Total Video business	88%	94%	92%
Digital Imaging business	12%	6%	8%

Total	100%	100%	100%

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      DVD revenue includes revenue from sales of DVD decoder chips. VCD revenue includes revenue from sales of VCD and SVCD chips. Recordable revenue includes revenue from sales of integrated encoder and decoder chips and non-integrated encoder and decoder chipsets. Royalty revenue consists of revenue from license of DVD Technology to MediaTek. Digital imaging revenue includes revenue from sales of image sensor chips and image processor chips.
      We evaluate operating segment performance based on net revenues and operating income of our segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. Information about reported segments follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Net revenues:
Video	$159,522	$242,424	$180,674
Digital Imaging	22,399	14,854	14,599

Total net revenues	$181,921	$257,278	$195,273

Segment operating income (loss):
Video	$(15,176)	$1,640	$18,684
Digital Imaging	(25,159)	(22,542)	(6,890)

Total segment operating income (loss)	$(40,335)	$(20,902)	$11,794

      The following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Segment operating income (loss)	$(40,335)	$(20,902)	$11,794
Unallocated corporate expenses	(16,012)	(19,740)	(14,156)
Impairment of goodwill and intangible assets	(42,743)	—	—
In process research and development	—	—	(2,690)

Operating loss	$(99,090)	$(40,642)	$(5,052)

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information
      We sell and market to leading consumer OEMs worldwide. International sales comprise substantially all of our revenues. The following schedule of geographic location of our revenues for 2005, 2004 and 2003 was based upon destination of the shipment. Thus, our sales to our distributor, FE Global, were categorized as sales to Hong Kong, even though FE Global eventually sells products to other parts of China. Most of the long-lived assets located outside the United States are in the Asia Pacific region. The following table summarizes net sales and long-lived assets for the years ended December 31, 2005, 2004 and 2003:

	Net	Long-Lived
	Revenue	Assets

Year Ended December 31, 2005
United States	$499	$19,990

Hong Kong	72,220	52
Taiwan	44,089	268
Japan	16,297	—
China (excluding Hong Kong)	1,439	335
Korea	29,659	156
Turkey	8,337	—
Singapore	2,221	—
Rest of the world	7,160	332

Total foreign	181,422	1,143

Total	$181,921	$21,133

Year Ended December 31, 2004
United States	$2,365	$21,369

Hong Kong	135,954	630
Taiwan	38,683	413
Japan	22,489	—
China (excluding Hong Kong)	14,466	265
Korea	11,730	180
Turkey	10,398	—
Singapore	9,409	—
Rest of the world	11,784	152

Total foreign	254,913	1,640

Total	$257,278	$23,009

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net	Long-Lived
	Revenue	Assets

Year Ended December 31, 2003
United States	$1,111	$23,585

Hong Kong	129,002	671
Taiwan	17,836	8
China (excluding Hong Kong)	10,936	131
Korea	8,787	69
Japan	8,432	3
Czech Republic	7,936	—
Singapore	4,156	—
Rest of the world	7,077	162

Total foreign	194,162	1,044

Total	$195,273	$24,629

      Long-lived assets are comprised of property, plant and equipment.

Significant Customers and Distributors
      We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. FE Global is our largest distributor. We work directly with many of our customers in Hong Kong and China on product design and development. However, whenever one of these customers buys our products, the order is processed through FE Global, which functions much like a trading company. FE Global manages the order processing, arranges shipment into China and Hong Kong, manages the letters of credit, and provides credit and collection expertise and services. The title and risk of loss for the inventory are transferred to FE Global upon shipment of inventory to FE Global. FE Global is legally responsible to pay our invoices regardless of when the inventories are sold to end-customers. Revenues on sales to FE Global are deferred until FE Global sells the products to end-customers.
      During the years ended December 31, 2005, 2004 and 2003, FE Global accounted for 37%, 51% and 63% of our net revenue, respectively. In addition to FE Global, LG and Samsung, two of our direct customers accounted for approximately 15% and 11% of our net revenues for 2005, respectively. No other single customer or other distributor accounted for more than 10% of our revenues for any year presented.
      As of December 31, 2005 and 2004, FE Global accounted for 41% and 72% of our gross trade accounts receivable, respectively. In addition to FE Global, LG accounted for 14% of our gross trade accounts receivable as of December 31, 2005. As of December 31, 2005 and 2004, no other single customer, or distributor accounted for more than 10% of our trade receivable.
      On September 14, 2005, we entered into the Silan-ESS Cooperation in VCD Agreement with Hangzhou Silan Microelectronics Joint-Stock Co. Ltd. (“Silan”) pursuant to which 1) we licensed and assigned Silan the right to produce and distribute our VCD backend decoding chips (“Backend Decoding Circuitry”) in China and India for a license fee; 2) we will collaborate with Silan to integrate Silan’s servo process system with our VCD Backend Decoding Circuitry into a single chip (“Single-Chip VCD”), in connection with the sales of which we will share the unit gross margin of each Single-Chip VCD sold with Silan; and 3) Silan will purchase from us all outstanding VCD inventory. Through December 31, 2005, FE Global distributed all of the sales of our VCD products in China and India. Subsequent to December 31, 2005, we are selling our VCD products at agreed upon prices to Silan until such time as they have introduced

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Single-Chip VCD. For the year ended December 31, 2005, sales of VCD products to China represented 74% of our VCD revenue. We have retained rights to market VCD products outside of China and India.

Note 13.	Related Party Transactions with Vialta, Inc.
      In April 2001, our Board of Directors decided to spin off Vialta, our majority-owned subsidiary. The spin-off transaction, by which Vialta became a public company, was completed in August 2001. On October 7, 2005, Vialta completed its going-private transaction. We do not have any contractual obligations that are expected to have a material impact upon our revenues, operating results or cash flows under any of the spin-off agreements. We leased certain office space to Vialta. In February 2006, Vialta moved out of our building and we have terminated the lease agreements.
      Our Chairman of the Board of Directors, Fred S.L. Chan, is the chairman of Vialta and acquired Vialta through a going-private transaction in October 2005. In addition to the lease we have with Vialta, from time-to-time, we also sell semiconductor products and provide certain services to Vialta. The following is a summary of major transactions between Vialta and us for the periods presented:

	Transactions Between
	ESS and Vialta

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Lease charges to Vialta under Real Estate Matters Agreement	$346	$503	$1,182
Products sold to Vialta	12	782	458
Products purchased from Vialta	(31)	(22)	(2)
Selling, general, administrative and other services provided to Vialta, net of charges from Vialta	4	10	70

Total charges to Vialta, net of charges from Vialta	$331	$1,273	$1,708

	As of
	December 31,

	2005	2004

Receivable from Vialta	$20	$128

Note 14.	Commitments and Contingencies
      The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of December 31, 2005:

	Payment Due by Periods

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Operating lease obligations	$3,286	$2,795	$475	$16	—
Purchase order commitments	24,886	24,886	—	—	—

Total	$28,172	$27,681	$475	$16	—

      As of December 31, 2005, our commitments to purchase inventory from the third-party contractors aggregated approximately $18.6 million of which approximately $8.5 million was adverse firm, non-cancelable purchase order commitments that we have recorded as accrued expenses. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of December 31, 2005, commitments under these arrangements totaled $6.3 million. There are no material commitments for these arrangements extending beyond 2009.
      We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
      The total rent expense under all operating leases was approximately $4,633,000, $6,303,000 and $4,045,000 for fiscal years 2005, 2004 and 2003, respectively.
      We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of December 31, 2005.
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
Legal Proceedings
      On March 12, 2001, we filed a complaint in the U.S. District Court for the Northern District of California (Case No. C01-20208) against Brent Townshend, alleging unfair competition and patent misuse. The complaint sought specific performance of contractual obligations and declarations of patent misuse, unenforceability, and estoppels against asserting patent rights — all arising out of the refusal of Mr. Townshend to provide us with a license on reasonable and nondiscriminatory terms, as is required by applicable law. The patents related to the manufacture and sale of 56k modems. On April 30, 2002, we filed an amended complaint. On September 27, 2002, Townshend filed an answer and counterclaims, alleging patent infringement. Townshend also filed patent infringement actions against Agere Systems Inc., Analog Devices, Inc., Cisco Systems, Inc., and Intel Corporation, alleging infringement of the same patents. On March 7, 2003, the court issued an order finding that the cases related. We reached a settlement with Townshend in December 2005, leading to a license to the Townshend patents and a dismissal with prejudice of all the parties’ claims and counterclaims. Of the total cash settlement of approximately $8.1 million, $7.4 million reduced accrued liabilities and $700,000 was charged to product cost of sales for the year ended December 31, 2005.
      The DVD Copy Control Association (DVD CCA) licenses the CSS anti-piracy system for use in DVD players. Several members of the Motion Picture Association of America (MPAA) filed suit in California Superior Court, Los Angeles County (Case No. BC 313276) against us on April 5, 2004, alleging that we had failed to ensure that all of our DVD chip customers were duly licensed by DVD CCA. The MPAA plaintiffs requested an injunction against future sales to non-licensees, damages of no more than $100,000, and their attorneys’ fees. On June 25, 2004, the plaintiffs moved for a preliminary injunction against us, seeking to have us enjoined from selling DVD products to customers not licensed by DVD CCA. On July 23, 2004, the court ruled that ESS must follow these revised procedures by selling only to DVD CCA licensees. On April 14,

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, the parties settled the lawsuit. Under the terms of the settlement, we agreed to work cooperatively with the MPAA member companies in fighting piracy and sell chips only to DVD CCA licensees under the terms of a permanent injunction.
      On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. Discovery is now proceeding in the case. A trial date has tentatively been set for early 2007.
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

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Employee Benefit Plan
      We have a 401(K) Plan (the “401(K) Plan”), which covers substantially all employees. Each eligible employee may elect to contribute to the 401(K) Plan, through payroll deductions, up to 25% of their compensation, subject to current statutory limitations. We made no contributions through December 31, 2005.

2.	Supplementary Data:
Selected Quarterly Financial Data (unaudited)
      The following table presents unaudited quarterly financial information for each of our last eight quarters. This information has been derived from our unaudited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to state fairly the quarterly results.

	2004				2005

	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Product	$71,745	$71,813	$55,611	$38,109	$37,763	$41,491	$43,588	$39,079
Royalty	5,000	5,000	5,000	5,000	5,000	5,000	5,000	5,000

Total net revenues	76,745	76,813	60,611	43,109	42,763	46,491	48,588	44,079
Cost of product revenues(1)	53,332	53,921	64,504	47,640	48,587	40,613	43,047	37,065

Gross profit (loss)	23,413	22,892	(3,893)	(4,531)	(5,824)	5,878	5,541	7,014
Operating expenses:
Research and development	9,293	10,537	9,017	8,620	7,753	8,844	8,738	8,648
Selling, general and administrative	11,742	9,766	10,179	9,369	9,654	9,051	8,456	7,812
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	42,743

Operating income (loss)	2,378	2,589	(23,089)	(22,520)	(23,231)	(12,017)	(11,653)	(52,189)
Non-operating income (loss), net	1,162	812	724	662	(112)	807	451	170

Income (loss) before income taxes	3,540	3,401	(22,365)	(21,858)	(23,343)	(11,210)	(11,202)	(52,019)
Provision for (benefit from) income taxes	233	224	(1,189)	(1,000)	667	413	(106)	805

Net income (loss)	$3,307	$3,177	$(21,176)	$(20,858)	$(24,010)	$(11,623)	$(11,096)	$(52,824)

Net income (loss) per share:
Basic	$0.08	$0.08	$(0.54)	$(0.53)	$(0.60)	$(0.29)	$(0.28)	$(1.33)

Diluted	$0.08	$0.08	$(0.54)	$(0.53)	$(0.60)	$(0.29)	$(0.28)	$(1.33)

Shares used in calculating net income (loss) per share:
Basic	39,305	39,439	39,529	39,629	39,706	39,772	39,806	39,839

Diluted	42,657	41,732	39,529	39,629	39,706	39,772	39,806	39,839

(1)	Included inventory provisions of approximately $18.5 million, $4.6 million, $6.8 million and $6.2 million for the quarters ended March 31, June 30, September 30 and December 31, 2005, respectively. Included

ESS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory provisions of approximately $19.6 million and $11.1 million for the quarters ended September 30 and December 31, 2004, respectively.

3.	Financial Statement Schedule:
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		Ending of
	of Period	Expenses	Deductions	Period

	(In thousands)
Year Ended December 31, 2005
Allowance for doubtful accounts	$787	—	$338	$449
Allowance for sales returns and warranty reserve	$757	$601	$616	$742
Year Ended December 31, 2004 Allowance for doubtful accounts	$990	$176	$379	$787
Allowance for sales returns and warranty reserve	$1,711	$653	$1,607	$757
Year Ended December 31, 2003 Allowance for doubtful accounts	$949	$369	$328	$990
Allowance for sales returns and warranty reserve	$1,048	$1,324	$661	$1,711
      All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
      Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Management’s Report on Internal Control over Financial Reporting
      Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to pages 40 and 41, respectively.
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
      None.
PART III
      Certain information required by Part III is omitted from this Report and is incorporated by reference from the definitive proxy statement for our 2006 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission.

Item 10.	Directors and Executive Officers of the Registrant
      The information concerning our directors and certain information concerning our Executive Officers required by this Item are incorporated by reference from our Proxy Statement. The notes concerning our executive officers required by this Item is set forth at the end of Part I in a section captioned “Executive Officers of the Registrant” above.
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

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference from the sections in our Proxy Statement entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The security ownership information required by this Item is incorporated by reference from the Proxy Statement.
      The following table summarizes information with respect to options under our equity compensation plans at December 31, 2005:
Equity Compensation Plan Information(1)

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity
	be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
	Options, Warrants and	Warrants and	Reflected in
Plan Category	Rights(a)(3)	Rights(b)	Column(a))(c)

Equity compensation plans approved by security holders	7,934,703	$5.68	3,322,368	(2)
Equity compensation plans not approved by security holders	1,818,619	$4.75	167,551

Total	9,753,322	$5.51	3,489,919

(1)	Includes only options outstanding under ESS’ stock option plans, as no stock warrants or rights were outstanding as of December 31, 2005.

(2)	Includes 292,010 shares of common stock reserved for future issuance under the ESS Technology, Inc. 1995 Employee Stock Purchase Plan.

(3)	Includes outstanding options to purchase 26,146 shares of ESS common stock assumed through the acquisition of Platform Technologies, Inc.
      The equity compensation plans not approved by security holders have generally the same features as those approved by security holders. For further details regarding ESS’ equity compensation plans, see Note 11, “Shareholders’ Equity,” in the consolidated financial statements in Item 8 of this Report.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference from the Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements

The consolidated financial statements of the registrant as set forth under Item 8 are filed as part of the Form 10-K.
      (a)(2) Financial Statement Schedule

The consolidated financial statement schedule of the registrant as set forth under Item 8 are filed as part of the Form 10-K.

The independent registered public accounting firm’s report with respect to the financial statement and financial statement schedule listed in Item 15(a)(1) and 15(a)(2) above is on page 41 of this Report.
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
Date: March 16, 2006
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

Signature	Title	Date

/s/ ROBERT L. BLAIR Robert L. Blair	President and Chief Executive Officer (principal executive officer)	March 16, 2006

/s/ JAMES B. BOYD James B. Boyd	Chief Financial Officer, Senior Vice President and Assistant Secretary (principal financial officer and principal accounting officer)	March 16, 2006

/s/ FRED S.L. CHAN Fred S.L. Chan	Chairman of the Board of Directors	March 16, 2006

/s/ GARY L. FISCHER Gary L. Fischer	Director	March 16, 2006

/s/ DAVID S. LEE David S. Lee	Director	March 16, 2006

/s/ PETER T. MOK Peter T. Mok	Director	March 16, 2006

/s/ ALFRED J. STEIN Alfred J. Stein	Director	March 16, 2006

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

2.04	Master Distribution Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
2.05	Agreement and Plan of Merger dated June 9, 2003, by and among the Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on From 8-K (file no. 000-26660) filed June 24, 2003.

2.06	Agreement and Plan of Merger dated August 15, 2003, by and among the Registrant, Divio, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 2, 2003.

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (file no. 33-95388) declared effective by the Securities and Exchange Commission on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (file no. 000-26660) filed on March 31, 1999.

4	Registrant’s Registration Rights Agreement dated May 28, 1993, by and among the Registrant and certain shareholders, incorporated herein by reference to Exhibit 10.07 to the Form S-1 (file no. 33-95388).

10.1	Registrant’s Amended 401(k) Plan, incorporated herein by reference to Exhibit 10.06 to the Form S-1 (file no. 33-95388).*

10.2	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers, incorporated herein by reference to Exhibit 10.11 to the Form S-1 (file no. 33-95388).

10.6	1995 Employee Stock Purchase Plan amended and restated as of April 26, 2003, incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.

10.7	Master Technology Ownership and License Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.

10.8	Employee Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.

10.9	Tax Sharing and Indemnity Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.40 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.

10.10	Real Estate Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.

10.11	Master Confidential Disclosure Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.42 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.

10.12	Master Transitional Services Agreement between the Registrant and Vialta, Inc, incorporated herein by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed with the SEC on September 5, 2001.

10.13	Registrant’s 1997 Equity Incentive Plan, amended and restated as of April 26, 2003, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.

10.14	Registrant’s 2002 Non-Executive Stock Option Plan dated May 22, 2002, incorporated herein by reference to Exhibits 99.1 to the Form S-8 (file no. 333-89942) filed on June 6, 2002.*

10.15	Joint Development Agreement dated December 14, 2001, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed March 31, 2003.**

Exhibit
Number	Exhibit Title

10.16	Amendment to Joint Development Agreement dated January 18, 2003, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed March 31, 2003.**

10.17	License Agreement and Mutual Release dated June 11, 2003, by and among the Registrant, ESS Technology International, Inc. and MediaTek Incorporation, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.**

10.18	Addendum to the License Agreement and Mutual Release dated July 8, 2003, by and among the Registrant, ESS Technology International, Inc. and MediaTek Incorporation, incorporated herein by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed November 14, 2003.**

10.20	Registrant’s 1995 Equity Incentive Plan amended and restated as of January 25, 2003, incorporated herein by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*

10.21	Form of Stock Option Agreement under Registrant’s 1995 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*

10.22	Form of Stock Option Agreement under Registrant’s 1997 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*

10.23	Form of Directors Nonqualified Initial Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*

10.24	Form of Directors Nonqualified Succeeding Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*

10.25	Registrant’s 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.62 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*

10.26	Form of Directors Nonqualified Initial Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan, amended effective November 23, 2004, incorporated herein by reference to Exhibit 10.63 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*

10.27	Form of Directors Nonqualified Succeeding Stock Option Grant Agreement Registrant’s 1995 Directors’ Stock Option Plan, amended effective November 23, 2004, incorporated herein by reference to Exhibit 10.64 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*

10.28	Form of Stock Option Agreement under Registrant’s 1995 Equity Incentive Plan, 1997 Equity Incentive Plan and 2002 Non-Executive Stock Option Plan, amended effective November 23, 2004, incorporated herein by reference to Exhibit 10.65 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*
10.29	Amended and Restated Stock Option Agreement for Audit Committee members, incorporated herein by reference to Exhibit 10.66 of the Form 8-K filed on February 3, 2005.*
10.30	Form of Stock Option Agreement for Audit Committee members, incorporated herein by reference to Exhibit 10.67 of the Form 8-K filed on February 3, 2005.*

10.30	Form of Acceleration Agreement for Directors, incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed on March 16, 2005.*

10.31	Form of Acceleration Agreement for Officers, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K filed on March 16, 2005.*

10.32	Description of Performance Based Compensation Plan Bonus Criteria for Fiscal Year 2005, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 8-K filed on April 6, 2005.*

10.34	Description of Bonus Payment for Fiscal Year 2005 to James Boyd, incorporated herein by reference to text of the Registrant’s Form 8-K filed June 2, 2005.*

Exhibit
Number	Exhibit Title

10.35	Description of Amendment of Stock Option Grant to Robert Blair Dated June 30, 2005, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-Q filed on August 9, 2005.*

10.36	Silan-ESS Cooperation in VCD Agreement between the Registrant and Hangzhou Silan Microelectronics Joint-Stock Co. Ltd. dated September 14, 2005, incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-Q filed on November 9, 2005.***

21	List of Registrant’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page of this report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement.

**	Confidential treatment has been granted with respect to certain portions of this agreement.