Form 10-K/A
period 2005-12-31
ESS TECHNOLOGY INC
filed 2006-04-24
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
      None.

EXPLANATORY NOTE
      ESS Technology, Inc. (the “Company,” “ESS,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/ A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended December 31, 2005, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. We anticipate filing our definitive proxy statement in May 2006 for our 2006 Annual Shareholder Meeting, which is currently scheduled to be held on June 28, 2006. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other amendments are being made to the Report. This Form 10-K/ A does not reflect events occurring after the April 24, 2006 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

ESS TECHNOLOGY, INC.
2005 FORM 10-K

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Our current directors were elected at the 2005 annual meeting of shareholders to serve as directors until the 2006 annual meeting of shareholders, until their respective successors have been elected and qualified or until such directors’ earlier resignation or removal. The information of members of the Board of Directors as of March 31, 2006 is set forth below:

			Director
Name of Nominee	Age	Principal Occupation	Since

Fred S.L. Chan	59	Chairman of the Board of Directors of the Company	1986
Robert L. Blair	58	President and Chief Executive Officer of the Company	1999
Gary L. Fischer(1)	55	Vice President and Chief Financial Officer of eRide, Inc.	2004
Peter T. Mok(1)(2)(3)	52	President and Chief Executive Officer of KLM Capital Management, Inc.	1993
David S. Lee(1)(2)(3)	68	Chairman of the Board for eOn Communications Corporation	2000
Alfred J. Stein(1)	73	Director of Advanced Power Technology	2003

(1)	Member of the Audit Committee of the Board.

(2)	Member of the Compensation Committee of the Board.

(3)	Member of the Corporate Governance and Nominating Committee of the Board.
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
      Gary L. Fischer has served as a director since August 2004. Since December 2005 Mr. Fischer has served as Vice President and Chief Financial Officer of eRide, Inc., a privately held GPS technology company. Previously Mr. Fischer served as the Acting Chief Financial Officer of Integrated Silicon Solution, Inc. (“ISSI”) from November 2005 to February 2006. Mr. Fischer served as the President and Chief Operating

Officer of ISSI from April 2001 and Chief Financial Officer from November 2002. He served as Executive Vice President and Chief Financial Officer of ISSI from April 1995 to March 2001, and as Vice President and Chief Financial Officer of ISSI from June 1993 to March 1995. Mr. Fischer has been a member of the Board of ISSI since March 2001. From January 1989 to December 1992, Mr. Fischer was Chief Financial Officer of Synergy Semiconductor Corporation, a manufacturer of high performance SRAM and logic integrated circuits. From November 2001 to June 2003, he was a director of E-CMOS, a peripheral interface device company. Mr. Fischer holds an M.B.A. degree from the University of Santa Clara and a B.A. degree from the University of California, Santa Barbara.
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
      David S. Lee has served as a director since March 2000. Mr. Lee is currently the Chairman of the Board for eOn Communications Corporation. Prior to that, he served as President and Chairman of Data Technology Corporation, which he acquired and merged with Qume Corporation in 1988. From 1983 to 1985, he served as Vice President of ITT and as Group Executive and Chairman of its Business Information Systems Group. Mr. Lee held positions of Executive Vice President of ITT Qume from 1978 to 1981 and President from 1981 to 1983. Mr. Lee co-founded Qume Corporation in 1973 and served as Executive Vice President until it was bought by ITT Corporation in 1978. Mr. Lee currently serves on the Board of Directors for the following business related ventures: iBasis Inc., Linear Technology Corporation, as well as numerous non-business related ventures. He was an advisor to both President Bush and President Clinton through the Advisory Committee on Trade Policy and Negotiation and additionally to Governor Pete Wilson through the California Economic Development Corporation. He currently is a member of the President’s Council on the 21st Century Workforce, appointed by President George W. Bush. Mr. Lee is also a Regent of the University of California.
      Alfred J. Stein has served as a director since April 2003. Mr. Stein is an independent consultant to technology companies and has spent more than 45 years in the semiconductor industry. From 1982 until 1999 Mr. Stein served as Chairman of the Board and Chief Executive Officer of VLSI Technology, Inc., which was acquired by Philips Electronics in 1999. Previously, Mr. Stein served as Chief Executive Officer of Arrow Electronics, Vice President and Assistant General Manager of Motorola’s Semiconductor Sector and Vice President and General Manager for the Electronics Devices Division of Texas Instruments. Currently, Mr. Stein serves on the boards of Advanced Power Technology, Inc., Electronics Boutique Holdings Corp., Simtek Corp. and several private start-up companies. Mr. Stein holds a B.S. degree in physics from St. Mary’s University of Texas and an M.S. degree in mathematics from Southern Methodist University.
      The notes concerning our executive officers required by this Item are set forth at the end of Part I in a section captioned “Executive Officers of the Registrant” above. There are no family relationships among any of the directors or executive officers of the Company.
Audit Committee and Audit Committee Financial Expert
      The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Nasdaq and Securities and Exchange Commission (“SEC”) rules. During 2005, the Audit Committee of the Board of Directors of the Company consisted of David Lee, Peter Mok, Alfred Stein and Gary Fischer. Each Audit Committee member qualifies as an audit committee financial expert as defined by SEC rules. Mr. Fischer serves as the Chairman of the Audit Committee.

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
      Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements for the year ended December 31, 2005 were satisfied on a timely basis.
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
      The following table shows the compensation earned by (1) the individual who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2005, and (2) each of the other most highly compensated individuals who served as an executive officer of the Company during the fiscal year ended December 31, 2005, (collectively the “Named Executive Officers”) and (3) the compensation received by each such individual for the Company’s two preceding fiscal years where applicable.
Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation

				Other Annual	Securities		All Other
		Salary	Bonus	Compensation	Underlying		Compensation
Name and Principal Position	Year	($)	($)	(1)($)	Options (#)		($)

Fred S.L. Chan	2005	328,000	—	948	540,000	(2)(3)	—
Chairman of the	2004	328,000	102,500	272	400,000	(2)(3)	31,500	(4)
Board of Directors	2003	328,000	672,000	64	—		—
Robert L. Blair	2005	328,000	—	350	346,666	(2)(5)	—
President and	2004	328,000	103,000	272	—		13,980	(6)
CEO	2003	328,000	150,000	64	400,000		—
James B. Boyd	2005	220,000	—	350	60,000	(2)(7)	—
CFO, Senior	2004	220,000	255,000	272	30,000	(2)(7)	—
Vice President and	2003	198,333	110,000	34	40,000		—
Assistant Secretary

(1)	Includes dollar value of annual premiums paid by the Company under the Company’s group term life insurance policy and accidental death and dismemberment policy on behalf of the Named Executive Officers.

(2)	In order to increase the retention value of the Company’s stock option programs, on November 23, 2004 the Board approved an exchange offer pursuant to which all employees and consultants with stock options granted under the 2002 Non-Executive Stock Option Plan, 1997 Equity Incentive Plan and 1995 Equity Incentive Plan could exchange them for new stock options to be granted in the future (the “Exchange Offer”). Under the terms of the Exchange Offer, which commenced on November 26, 2004, eligible employees and consultants who chose to participate tendered their stock options for cancellation (the “Tendered Options”) on or before December 27, 2004 and received one new option for each option cancelled with an exercise price equal to the fair market value on June 29, 2005, based on the closing price of the common stock as reported by Nasdaq on that date (the “Replacement Options”). The Replacement Options generally have the same terms and are subject to the same conditions as the Tendered Options and will have a term of ten years beginning on the grant date unless other superseding circumstances apply, assuming continued employment.

(3)	Fred S. L. Chan received 540,000 Replacement Options in exchange for his 540,000 Tendered Options, of which 400,000 were granted in 2004.

(4)	Represents the value of a watch awarded to Mr. Chan as a gift for 20 years of service to the Company at the 20th anniversary celebration of the Company.

(5)	Robert L. Blair received 346,666 Replacement Options in exchange for his 346,666 Tendered Options.

(6)	Represents the value of a watch awarded to Mr. Blair as a gift for 10 years of service to the Company at the 20th anniversary celebration of the Company.

(7)	James B. Boyd received 60,000 Replacement Options in exchange for his 60,000 Tendered Options, of which 30,000 were granted in 2004.

Stock Option Grants In Last Fiscal Year
      The following table provides certain information with respect to stock options granted to the Named Executive Officers in the last fiscal year. In addition, as required by SEC rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term.

	Individual Grants(1)					Potential Realizable
						Value at Assumed
	Number of					Annual Rates of Stock
	Securities		Percent of Total			Price Appreciation for
	Underlying		Options Granted to	Exercise of		Option Term ($)(2)
	Options		Employees in	Base Price	Expiration
Name	Granted (#)		Fiscal Year (%)(3)	($/Sh)(4)	Date	5%	10%

Fred S.L. Chan	21,030	(5)(a)	0.4	4.532	2010	59,939	151,896
	68,450	(5)(b)	1.3	4.532	2010	195,093	494,403
	118,970	(5)(c)	2.3	4.12	2015	308,257	781,183
	331,550	(5)(d)	6.4	4.12	2015	849,061	2,177,030
Robert L. Blair	346,666	(6)	6.6	4.12	2015	898,228	2,276,285
James B. Boyd	60,000	(7)	1.1	4.12	2015	155,463	393,973

(1)	No stock appreciation rights were granted to the Named Executive Officers in the last fiscal year.

(2)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share for the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

(3)	The Company granted stock options representing 5,219,803 shares to employees in the last fiscal year, of which 3,589,503 shares, each with an exercise price of $4.12, were Replacement Options granted to employees participating in the Exchange Offer.

(4)	The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares, to the extent permissible under applicable law.

(5)	In consideration of the total of 540,000 Tendered Options, from three different option grants, Mr. Chan received a total of 540,000 Replacement Options with the following vesting schedules:

(a) 14,020 shares were fully vested on the date of grant and 1/12th of the remaining 7,010 shares vest monthly on the 3rd day of each month commencing June 3, 2006 through May 3, 2007.

(b) 7,455 shares were fully vested on the date of grant and 1/6th of 2,796 shares vest monthly on the 10th day of each month commencing July 10, 2005 through December 10, 2005; 1/12th of 20,182 shares vest monthly on the 10th day of each month commencing January 10, 2006 through December 10, 2006; 1/12th of 21,350 shares vest monthly on the 10th day of each month commencing January 10, 2007 through December 10, 2007; 1/2 of 16,667 shares vest monthly on the 10th day of each month commencing January 10, 2008 through February 10, 2008.

(c) 45,980 shares were fully vested on the date of grant and 1/12th of the remaining 72,990 shares vest monthly on the 3rd day of each month commencing June 3, 2006 through May 3, 2007.

(d) 125,878 shares were fully vested on the date of grant and 1/6th of 47,204 shares vest monthly on the 10th day of each month commencing July 10, 2005 through December 10, 2005; 1/12th of 79,818 shares vest monthly on the 10th day of each month commencing January 10, 2006 through December 10, 2006; 1/12th of 78,650 shares vest monthly on the 10th day of each month commencing January 10, 2007 through December 10, 2007.

(6)	In consideration of the total of 346,666 Tendered Options, from three different option grants, Mr. Blair received a total of 346,666 Replacement Options, of which 273,333 were fully vested on the date of grant. The remaining 73,333 options vest ratably on the 3rd day of each month commencing July 3, 2005 through May 3, 2006.

(7)	In consideration of the total of 60,000 Tendered Options, from two different option grants, Mr. Boyd received a total of 60,000 Replacement Options with the following vesting schedules:

30,000 options: 1/12th of 5,000 shares vest monthly on the 3rd day of each month commencing July 3, 2005 through June 3, 2006; 1/12th of 15,000 shares vest monthly on the 3rd day of each month commencing on July 3, 2006 through June 3, 2007; 1/12th of 10,000 shares vest monthly on the 3rd day of each month commencing July 3, 2007 through June 3, 2008.

30,000 options: 1/12th of 20,000 shares were fully vested on the date of grant; 1/12th of 20,000 shares vest monthly on the 3rd day of each month commencing July 3, 2005 through May 3, 2006; 1/12th of 10,000 shares vest monthly on the 3rd day of each month commencing June 3, 2006 through May 3, 2007.
Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during fiscal year 2005, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2005. Also reported are values of “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and $3.43 per share, which was the closing price of the Company’s common stock as reported on the Nasdaq National Market on December 30, 2005.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options at		In-the-Money Options at
	Acquired on		Fiscal Year-End (#)		Fiscal Year-End ($)(2)
	Exercise	Value Realized
Name	(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Fred S.L. Chan	—	—	825,000	305,000	—	—
Robert L. Blair	—	—	804,389	191,666	15,881	—
James B. Boyd	—	—	200,000	70,000	—	—

(1)	“Value Realized” represents the fair market value of the shares of common stock underlying the option on the date of exercise less the aggregate exercise price of the option.

(2)	These values, unlike the amounts set forth in the column entitled “Value Realized,” have not been, and may never be, realized and are based on the positive spread between the respective exercise prices of outstanding options and the closing price of the Company’s common stock on December 30, 2005, the last day of trading for the fiscal year 2005.
Employment Contracts, Termination of Employment and Change-In-Control Arrangements
      The Company’s Board of Directors has adopted forms of acceleration agreement for non-employee directors and executive officers of the Company. Under the acceleration agreement for non-employee directors, in the event of death or a change in control (each, an “Acceleration Event”), the vesting schedule for all unvested options that are outstanding as of the date of the Acceleration Event shall be immediately vested and exercisable in full. Additionally, if any benefit under an acceleration agreement would be subject to the excise tax under Code Section 4999, the non-employee director shall receive the greater of (as determined on an after-tax basis) the full amount of the benefits or such lesser amount that would result in no excise tax.
      Under the acceleration agreement for executive officers, in the event of an executive officer’s death or involuntary termination, including voluntary termination for a good reason, within two months before a change in control, all unvested options that are outstanding as of such change in control shall be immediately vested upon the effective date of such change in control and exercisable in full. Separately, in the event of a change in control, the vesting schedule for 50% of unvested options that are outstanding as of the date of the change in control shall be immediately vested and exercisable in full, with the remaining unvested options to accelerate upon an involuntary termination within 12 months after a change in control. Additionally, if any benefit under an acceleration agreement would be subject to the excise tax under Code Section 4999, the executive officer shall receive the greater of (as determined on an after-tax basis) the full amount of the benefits or such lesser amount that would result in no excise tax.
      The Company has also entered into a retention and incentive agreement with Mr. Boyd pursuant to which, for his commitment to remain continuously employed by the Company through March 1, 2006, the Company has paid Mr. Boyd a $90,000 retention and incentive bonus, subject to payback in the event of an earlier voluntary termination or a failure to comply with the notice provision set forth in the agreement.
Compensation of Directors
      The employee directors are reimbursed for their reasonable expenses in attending meetings of the Board of Directors and do not receive cash compensation for their services. The non-employee directors received the quarterly retainer and meeting fees indicated below. The non-employee directors are also reimbursed for their reasonable expenses in attending meetings of the Board of Directors.

Quarterly Retainer	$5,000
Scheduled Meeting Fee*	$2,000
Special Meeting Fee**	$500
Additional Quarterly Committee Retainer:
Audit Committee Chair	$4,000
Audit Committee Member	$2,000
Other Committee Chair	$1,000
Other Committee Member	$500

*	$1,000 for each scheduled meeting attended via conference call.

**	For each special meeting, attended in person or via conference call, where board actions are required.
      Non-employee directors of the Company are automatically granted options to purchase shares of the Company’s common stock pursuant to the terms of the Company’s 1995 Directors Stock Option Plan (the

“Directors Plan”). Each non-employee director, upon becoming a member of the Board, is granted an option to purchase 40,000 shares of common stock under the Directors Plan (the “Initial Grant”). Thereafter, on the date of the annual meeting of shareholders each year, each non-employee director who will continue as a director is automatically granted an additional option to purchase 10,000 shares of common stock under the Directors Plan (the “Subsequent Grant”), provided the director has then served for six (6) months. Options granted under the Directors Plan have an exercise price equal to the fair market value of the Company’s common stock on the date of grant with a term of ten years. The fair market value of the common stock is determined based on the closing sales price on the Nasdaq National Market on the date of grant. Initial Grants become exercisable with respect to 25% of the shares on the first anniversary of the date of grant and with respect to 1/48th of the shares on the same date of each succeeding month. Subsequent Grants vest and become exercisable with respect to 1/48th of the shares on the same date as the date of grant each month following the grant.
      On the date of each annual meeting of shareholders, each member of the Audit Committee (including the Chairman) is granted an additional option to purchase 5,000 shares of common stock, vesting ratably over 12 months so long as he or she continuously serves as a member of the Audit Committee. In addition, the Chairman of the Audit Committee is granted an additional option to purchase 5,000 shares of common stock, vesting ratably over 12 months so long as he or she continuously serves as a member of the Audit Committee. When a director joins the Audit Committee between annual meetings of shareholders, he or she will receive a pro rated Audit Committee grant based on the number of months he or she serves on the committee prior to receiving his or her first annual grant. These options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant with a term of ten years. The fair market value of the common stock is determined based on the closing sales price on the Nasdaq National Market on the date of grant.
DIRECTOR COMPENSATION

	Fees Earned or	Option Grants
Name	Paid in Cash ($)	(#)(1)

Gary L. Fischer	45,500	20,000	(2)
David S. Lee	43,000	15,000	(3)
Peter T. Mok	40,500	15,000	(3)
Alfred J. Stein	37,000	15,000	(3)

(1)	These options grants were awarded at $4.00 per share, the fair market value of the Company’s common stock on June 27, 2005, the date of the 2005 annual shareholder meeting.

(2)	10,000 options are awarded as a Subsequent Grant as defined above, 5,000 options are awarded for serving on the Audit Committee and 5,000 options are awarded for serving as Chairman of the Audit Committee.

(3)	10,000 options are awarded for a Subsequent Grant as defined above and 5,000 options are awarded for serving on the Audit Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The following table sets forth certain information, as of March 31, 2006, known to the Company regarding the beneficial ownership of the Company’s common stock that has been provided to the Company with respect to the beneficial ownership of shares of (1) each person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, (2) each of the Company’s directors, (3) each Named Executive Officer named in the Summary Compensation Table above, and (4) all directors and executive officers as a group. Except as otherwise noted, the address of each person listed in the table is c/o ESS Technology, Inc., 48401 Fremont Blvd., Fremont, CA 94538.

	Shares Beneficially
	Owned(1)
			Options
		% of	Exercisable on
	Number of	Common	or Before
Name and Address	Shares	Stock	May 29, 2006(1)

Fred S.L. Chan, Chairman(2)	4,403,677	11.3%	875,000
Annie M.H. Chan(2)	4,403,677	11.3%	—
FMR Corp.(3)	3,956,700	10.1%	—
82 Devonshire St.
Boston, MA 02109
Royce & Associates LLC(4)	2,283,900	5.8%	—
1414 Avenue of the Americas
New York, NY 10019
Brandes Investment Partners, L.P.(5)	2,375,510	6.1%	—
11988 El Camino Real, Suite 500
San Diego, CA 92130
Robert L. Blair, Director, President and CEO	902,148	2.3%	879,388
James B. Boyd, CFO, Senior Vice President and Assistant Secretary	217,507	*	214,583
Gary L. Fischer, Director	40,210	*	40,210
c/o eRide, Inc.
3450 California St.
San Francisco, CA 94118
David S. Lee, Director	83,542	*	83,542
c/o Spark Technology Corporation
185 Martinvale Lane
San Jose, CA 95119
Peter T. Mok, Director	52,292	*	52,292
c/o KLM Capital Management, Inc.
10 Almaden Blvd., Suite 988
San Jose, CA 95113
Alfred J. Stein, Director	51,875	*	51,875
All executive officers and directors as a group(6)	5,751,251	13.6%	2,196,890

*	Less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable and except as indicated in the other footnotes to this table. As of March 31, 2006, 39,094,452 shares of the Company’s common stock were issued and outstanding. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days after March 31, 2006 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Fred S. L. Chan and Annie M. H. Chan are husband and wife (the “Chans”). This amount includes 3,248,677 shares held by the Annie M.H. Chan Living Trust for the benefit of Annie M. H. Chan. This amount also includes 280,000 shares held by a trust for the benefit of Michael Y.J. Chan, a minor child who resides with the Chans. This amount does not include shares held in separate trusts for the benefit of Edward Y.C. Chan and David Y.W. Chan who are adult children of the Chans and do not reside with the Chans.

(3)	The Schedule 13G Amendment 2 filed by FMR Corp. (a parent holding company) and Edward C. Johnson 3d on February 14, 2006 indicates that on December 31, 2005 Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,956,700 shares of the Company’s common stock held by the Fidelity Low Priced Stock Fund (the “Fund”). Edward C. Johnson 3d and FMR Corp. through their control of Fidelity and its funds each has sole power to dispose of the 3,956,700 shares owned by the Fund. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote the shares owned directly by the Fidelity funds. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity funds’ Board of Trustees.

(4)	The Schedule 13G Amendment 1 filed by Royce & Associates LLC (“Royce”) on January 18, 2006 indicates that Royce is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940 and is the beneficial owner of 2,283,900 shares of the Company’s common stock.

(5)	The Schedule 13G statement filed on February 14, 2006 by Brandes Investment Partners, L.P., an Investment Adviser registered under the Investment Advisers Act of 1940, its control persons (Brandes Investment Partners, Inc., Charles H. Brandes, Glenn R. Carlson and Jeffrey A. Busby) and its holding company (Brandes Worldwide Holdings, L.P.) (collectively referred to as the “Group”) indicate that the Group is deemed to beneficially hold shared dispositive power of 2,375,510 shares and shared voting power of 2,128,060 shares of the Company’s common stock. The control persons disclaim any direct ownership of the shares except for an amount that is substantially less than one percent of the number of shares reported.

(6)	Includes 280,000 shares held by an entity affiliated with a certain director as described in Note (2).
      The following table summarizes information with respect to options under our equity compensation plans at December 31, 2005:
Equity Compensation Plan Information(1)

			Number of Securities
	Number of Securities to		Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities
Plan Category	Rights (a)(3)	Warrants and Rights (b)	Reflected in Column (a))(c)

Equity compensation plans approved by security holders	7,934,703	$5.68	3,322,368	(2)
Equity compensation plans not approved by security holders	1,818,619	$4.75	167,551

Total	9,753,322	$5.51	3,489,919

(1)	Includes only options outstanding under ESS’ stock option plans, as no stock warrants or rights were outstanding as of December 31, 2005.

(2)	Includes 292,010 shares of common stock reserved for future issuance under the ESS Technology, Inc. 1995 Employee Stock Purchase Plan.

(3)	Includes outstanding options to purchase 26,146 shares of ESS common stock assumed through the acquisition of Platform Technologies, Inc.

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
      Pursuant to the Company’s articles of incorporation, bylaws and the Company’s indemnification agreements with its officers and directors, the Company is obligated to indemnify and advance expenses of its officers and directors under certain circumstances to the fullest extent permitted by California law. After the Company revised its revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of its common stock, purporting to represent the corporation, brought derivative suits against the Company as a nominal defendant and certain of the Company’s officers and directors. These actions have been consolidated and are proceeding as a single action entitled “ESS Cases.” In connection with the ESS Cases, during fiscal 2005, the Company paid an aggregate of $2,633,196 for joint expenses, as to which there has been no allocation of expenses among defendants.
      Except as set forth above, in fiscal year 2005, the Company has not been a party to any transaction exceeding $60,000 in value with any of the Company’s directors, nominees for election as a director, executive officers, holders of more than 5% of the Company’s common stock or any member of the immediate family of any such persons, other than normal compensation arrangements that are described under the “Executive Compensation” section of this report.

Item 14.	Principal Accountant Fees and Services
Fees Paid to PricewaterhouseCoopers LLP
      The following table lists the aggregate fees paid for professional services rendered by PricewaterhouseCoopers LLP for all “Audit Fees,” and “Tax Fees,” for the last two fiscal years.

	Fiscal Year	Fiscal Year
	2005	2004

Audit Fees	$1,027,500	$933,200
Tax Fees:
Tax compliance/preparation	302,945	398,725
Other tax services	264,090	84,950

Total Tax Fees	567,035	483,675
All Other Fees	2,320	2,220

Total	$1,596,855	$1,419,095

Audit Fees
      The audit fees for the years ended December 31, 2005 and 2004, respectively, were for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years 2005 and 2004, and for reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of the fiscal years 2005 and 2004. Audit fees for fiscal years 2005 and 2004 also included the audit of management’s report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Fees
      The tax fees for the years ended December 31, 2005 and 2004, respectively, were for tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for assistance in the preparation of ESS’ international, U.S. federal, state and local tax returns, tax audits and appeals, and transfer pricing documentation. Other tax services consist of tax advice related to mergers and acquisitions and restructuring of foreign corporations.

All Other Fees
      All other fees for the years ended December 31, 2005 and 2004, respectively, were for subscription fees for the GAAP and GAAS rule related updates.
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
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(3) Exhibits
      The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/ A to be signed on its behalf by the undersigned, thereunto duly authorized.

ESS TECHNOLOGY, INC.
(Registrant)

By:	/s/ ROBERT L. BLAIR

Robert L. Blair
President and Chief Executive Officer
Date: April 24, 2006

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.