Form 10-Q
period 2006-03-31
ESS TECHNOLOGY INC
filed 2006-05-10
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006.
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
Yes ☐ No ☑
     As of May 2, 2006 the registrant had 39,179,321 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
ASSETS
Cash and cash equivalents	$62,180	$68,630
Short-term investments	15,583	31,092
Accounts receivable, net	14,816	14,990
Other receivables	2,385	5,795
Inventories	21,078	12,477
Prepaid expenses and other assets	3,176	4,241

Total current assets	119,218	137,225
Property, plant and equipment, net	20,151	21,133
Intangible assets, net	345	795
Investments and other assets	12,286	12,688

Total assets	$152,000	$171,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$33,505	$35,916
Income tax payable and deferred income taxes	39,576	42,591

Total current liabilities	73,081	78,507

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	177,321	177,545
Accumulated other comprehensive income	165	286
Accumulated deficit	(98,567)	(84,497)

Total shareholders’ equity	78,919	93,334

Total liabilities and shareholders’ equity	$152,000	$171,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Net revenues
Product	$26,886	$37,763
Royalty	—	5,000

Total net revenues	26,886	42,763
Cost of product revenues	24,523	48,587

Gross profit (loss)	2,363	(5,824)
Operating expenses:
Research and development	9,597	7,753
Selling, general and administrative	7,999	9,654

Operating loss	(15,233)	(23,231)
Non-operating income (loss), net	476	(112)

Loss before income taxes	(14,757)	(23,343)
Provision for (benefit from) income taxes	(687)	667

Net loss	$(14,070)	$(24,010)

Net loss per share — basic and diluted	$(0.36)	$(0.60)

Shares used in per share calculation — basic and diluted	39,122	39,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,070)	$(24,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,689	1,481
Amortization	450	1,187
Loss on investments	281	787
Gains on disposal of property, plant and equipment	(241)	—
Stock-based compensation	1,375	20
Changes in assets and liabilities:
Accounts receivables, net	174	(1,268)
Other receivables	3,476	(3,301)
Inventories	(8,601)	18,921
Prepaid expenses and other assets	1,065	537
Accounts payable and accrued expenses	(2,411)	(1,384)
Income tax payable and deferred income taxes	(2,966)	1,101

Net cash used in operating activities	(19,779)	(5,929)

Cash flows from investing activities:
Purchase of property, plant and equipment	(707)	(640)
Sale of property, plant and equipment	175	—
Purchase of short-term investments	(8,655)	(26,393)
Sale of short-term investments	24,115	35,295
Refund of acquisition consideration under escrow	—	630

Net cash provided by investing activities	14,928	8,892

Cash flows from financing activities:
Issuance of common stock under employee stock option plans and employee stock purchase plan	10	155
Repurchase of common stock	(1,609)	—

Net cash provided by (used in) financing activities	(1,599)	155

Net increase (decrease) in cash and cash equivalents	(6,450)	3,118
Cash and cash equivalents at beginning of period	68,630	41,527

Cash and cash equivalents at end of period	$62,180	$44,645

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,300	$—
Cash refund for income taxes	$2	$490
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF BUSINESS
     We were incorporated in California in 1984 and became a public company in 1995. We operate in two segments: the Video segment and the Digital Imaging segment.
     In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We have also developed encoding processors to address the market for digital video recorders (“DVRs”) and recordable DVD players. We continue to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products. In our Digital Imaging business, we design, develop and market highly integrated imaging sensor chips and camera lens modules. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.
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
NOTE 2. BASIS OF PRESENTATION
     Our interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 included in our Annual Report on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.
NOTE 3. STOCK-BASED COMPENSATION
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. We had previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations and provided the required pro forma disclosures of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) which was superseded by SFAS 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) in the adoption of SFAS 123(R).
Impact of the Adoption of SFAS 123(R)
     We elected to adopt the modified prospective application transition method as provided by SFAS 123(R), which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.4 million which consisted of stock-based compensation expense related to employee stock options of $1.3 million and employee stock purchases of $0.1 million. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005.
     The effect of recording stock-based compensation for the three-month period ended March 31, 2006 was as follows (in thousands, except per share data):

Three months ended
March 31, 2006
Stock-based compensation expense by type of award:
Employee stock options:
Cost of product revenues	$73
Research and development	658
Selling, general and administrative	590
Employee stock purchase plan:
Selling, general and administrative	54

Total stock-based compensation	1,375
Tax effect on stock-based compensation	—

Net effect on net loss	$1,375

Tax effect on:
Cash flows from operations	$—
Cash flows from financing activities	$—

Effect on earnings per share — basic and diluted	$0.04
     As of January 1, 2006, we had an unrecorded deferred stock-based compensation balance related to stock options of $6.9 million before estimated forfeitures. In our pro forma disclosures prior to the adoption of SFAS 123(R), we accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, we estimated that the stock-based compensation for the awards not expected to vest was $0.7 million and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to $6.2 million after estimated forfeitures.
     During the three months ended March 31, 2006, we granted approximately 84,000 stock options with an estimated total grant-date fair value of $148,000. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $18,000. During the three months ended March 31, 2006, we recorded stock-based compensation related to stock options of $1.3 million.
     As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $5.0 million and will be recognized over an estimated weighted average amortization period of 1.14 years.
     No stock-based compensation was capitalized as inventory at March 31, 2006.
Valuation Assumptions
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Consolidated Statement of Operations, other than as related to acquisitions and investments, because the exercise price of the our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2006 has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the prior periods, the Company accounted for forfeitures as they occurred. The estimated forfeitures rate was determined based upon historical forfeitures.
     We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Black-Scholes valuation model for stock compensation expense requires us to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Three Months Ended March 31,
	2006	2005
Stock option plans:
Expected life (in years)	3.0	4.0
Expected stock price volatility	73%	85%
Risk-free interest rate	4.2%	3.7%
Expected dividend yield	0%	0%
Stock purchase plan:
Expected life (in years)	0.5	0.5
Expected stock price volatility	80%	85%
Risk-free interest rate	3.5%	2.1%
Expected dividend yield	0%	0%
     We have several equity incentive plans that are intended to attract and retain qualified management, technical and other employees, and to align stockholder and employee interests. These equity incentive plans provide that non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Through March 31, 2006, we have only granted stock options under our various plans. These stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of our common stock at the grant date.

     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
	Available		Weighted	Average	Aggregate
	for	Options	Average	Contractual	Intrinsic
	Grant	Outstanding	Exercise Price	Term	Value
	(in thousands)			(in years)	(in thousands)
Balances at December 31, 2003	4,441	8,566	$9.58
Authorized	400	—	—
Granted	(2,055)	2,055	12.03
Exercised	—	(275)	5.76
Forfeited	4,784	(4,784)	13.53

Balances at December 31, 2004	7,570	5,562	$7.29
Granted	(5,284)	5,284	4.06
Exercised	—	(52)	3.86
Forfeited	1,041	(1,041)	7.73
Expired	(84)	—	—

Balances at December 31, 2005	3,243	9,753	$5.51
Granted	(84)	84	3.57
Exercised		(4)	2.62
Forfeited	126	(126)	5.66
Expired	(86)	(86)	6.74

Balances at March 31, 2006	3,199	9,621	$5.48

Fully vested and exercisable at March 31, 2006		6,533	$5.63	6.33	$169
Expected to vest at March 31, 2006		2,882	$5.19	7.08	$242
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $3.32 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 166,454.
     The weighted average grant date fair value of options, as determined under SFAS 123(R), granted during the three months ended March 31, 2006 was $1.76 per share. The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was $4,000. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was $10,000. In connection with these exercises, we realized no tax benefits for the three months ended March 31, 2006.
     We settle employee stock option exercises with newly issued common shares.
Employee Stock Purchase Plan
     Our 1995 Employee Stock Purchase Plan provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase our common stock. The employee’s purchase price is the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The employee stock purchase plan provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. Compensation cost in connection with the plan for the three months ended March 31, 2006, was $54,000. There were no shares purchased under the plan during the three months ended March 31, 2006. As of March 31, 2006, 1,425,000 shares were authorized for issuance under the plan and 1,132,990 shares have been issued.
Prior to the Adoption of SFAS 123(R)
     Prior to the adoption of SFAS 123(R), we provided the disclosures required under SFAS 123. The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share data):

Three months ended
March 31, 2005
Net loss — as reported	$(24,010)
Stock based compensation expense related to non-employees included in reported net loss	20
Stock based compensation determined under fair value based method for all awards, net of tax	(1,012)

Pro forma net loss	$(25,002)

Net loss per share — basic and diluted:
As reported	$(0.60)
Pro forma	$(0.63)
NOTE 4. INTANGIBLE ASSETS
     The following table summarizes the activities in intangible assets for the three months ended March 31, 2006.

	December 31,		March 31,
	2005	Amortization	2006
	(in thousands)
Intangible assets	$795	$(450)	$345

     Acquired intangible assets by categories as of March 31, 2006 and December 31, 2005 consist of the following:

	Gross	Accumulated Amortization
	Carrying	March 31,	December 31,
	Amounts	2006	2005
	(in thousands)
Amortized intangible assets:
Existing technology	$3,600	$3,370	$3,070
Patents and core technology	1,800	1,685	1,535
Customer relationships	1,080	1,080	1,080
Distributor relationships	90	90	90
Foundry agreement	930	930	930
Order backlog	350	350	350

Total identifiable intangible assets	$7,850	$7,505	$7,055

     Amortization expense was $0.5 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. Intangible assets are amortized over estimated useful lives of between 6 months and 3 years.
NOTE 5. BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$29,025	$39,706
U.S. government and corporate debt securities	33,155	28,924

	$62,180	$68,630

Short-term investments:
U.S. government and corporate debt securities	$15,715	$31,231
Unrealized loss on marketable securities, net	(132)	(139)

	$15,583	$31,092

Accounts receivable, net:
Accounts receivable	$15,120	$15,439
Less: Allowance for doubtful accounts	(304)	(449)

	$14,816	$14,990

Other receivables:

Receivable from vendor	$759	$4,993
Receivable from Vialta	8	20
Other	1,618	782

	$2,385	$5,795

Inventory:
Raw materials	$4,484	$3,048
Work-in-process	6,058	2,527
Finished goods	10,536	6,902

	$21,078	$12,477

Prepaid expenses and other assets:
Insurance	$616	$724
Maintenance	782	813
Prepaid inventory	—	1,012
Prepaid royalty	761	904
Other	1,017	788

	$3,176	$4,241

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	24,658	24,640
Machinery and equipment	36,156	36,776
Furniture and fixtures	23,612	23,295

	87,286	87,571
Less: Accumulated depreciation and amortization	(67,135)	(66,438)

	$20,151	$21,133

Other assets:
Investments — Best Elite	$10,000	$10,000
Investments — other	1,986	2,388
Other	300	300

	$12,286	$12,688

Accounts payable and accrued expenses:
Accounts payable	$16,061	$16,116
Accrued compensation costs	6,101	5,667
Accrued commission and royalties	1,835	1,740
Deferred revenue related to distributor sales, net of deferred cost of goods sold	1,080	552
Adverse purchase order commitments	5,557	8,468
Other accrued liabilities	2,871	3,373

	$33,505	$35,916

NOTE 6. WARRANTY
     We include warranty reserve in other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of product revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table summarizes the activity in the product warranty accrual for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Beginning balance	$506	$324
Accruals for warranties issued during the period	(115)	88
Settlements made during the period	(19)	(9)

Ending balance	$372	$403

NOTE 7. MARKETABLE SECURITIES
     The amortized costs and estimated fair value of securities available-for-sale as of March 31, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2006	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$10,326	$—	$—	$10,326
Corporate debt securities	41,848	8	(22)	41,834
Corporate equity securities	1,486	500	—	1,986
Government agency bonds	7,022	—	(118)	6,904

Total available-for-sale	$60,682	$508	$(140)	$61,050

Classified as:
Cash equivalents				$43,481
Short-term marketable securities				15,583
Long-term marketable securities				1,986

				$61,050

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$24,016	$—	$—	$24,016
Municipal bonds	21,159	—	—	21,159
Corporate debt securities	28,917	7	—	28,924
Corporate equity securities	1,486	621	—	2,107
Government agency bonds	10,079	—	(146)	9,933

Total available-for-sale	$85,657	$628	$(146)	$86,139

Classified as:
Cash equivalents				$52,940
Short-term marketable securities				31,092
Long-term marketable securities				2,107

				$86,139

     The contractual maturities of debt securities classified as available-for-sale as of March 31, 2006, regardless of the consolidated balance sheet classification are as follows:

March 31, 2006	Estimated Fair Value
(In thousands)
Maturing 90 days or less from purchase	$33,155
Maturing between 90 days and one year from purchase	6,182
Maturing more than one year from purchase	9,401

Total available-for-sale debt securities	$48,738

     Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the three months ended March 31, 2006 and 2005, were not material to our financial position or results of operations.
NOTE 8. OTHER COMPREHENSIVE LOSS
     The following table reconciles net loss to total comprehensive loss for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net loss	$(14,070)	$(24,010)
Change in unrealized gain (loss) on marketable securities, net of tax	(121)	265

Total comprehensive loss	$(14,191)	$(23,745)

NOTE 9. NON-OPERATING INCOME (LOSS), NET
     The following table lists the major components of non-operating income for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Interest income	$757	$546
Investment loss	(282)	(787)
Vialta rental income	17	125
Other	(16)	4

Total non-operating income (loss), net	$476	$(112)

NOTE 10. INCOME TAXES
     We recorded an income tax benefit of $0.7 million for three months ended March 31, 2006 and $0.7 million tax expense for the three months ended March 31, 2005. The tax benefit for the current quarter was lower than the pre-tax loss at the federal statutory rate of 35% primarily due to foreign taxes and losses in jurisdictions for which no tax benefit was recorded. Our income tax provision for the quarter also included a $0.1 million benefit related to the favorable resolution of a state tax audit.
NOTE 11. NET LOSS PER SHARE
     For all periods presented, the reported net losses were used in the calculation of basic and diluted loss per share. As we incurred net losses for the three months ended March 31, 2006 and 2005, the effect of dilutive securities (in-the-money stock options) of approximately 47,000 equivalent shares and 373,000 equivalent shares, respectively, have been excluded from the calculation of dilutive net loss per share because they were anti-dilutive.
     For the three months ended March 31, 2006 and 2005, there were options to purchase approximately 9.6 million and 3.0 million shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net loss per share as they were anti-dilutive.
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
     The following table summarizes the percentages of revenues by major product category for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Video Business:
DVD	63%	56%
VCD	21%	23%
Recordable products	2%	1%
Royalty	0%	12%
Other	5%	2%

Total Video Business	91%	94%
Digital Imaging Business	9%	6%

Total	100%	100%

     DVD revenue includes revenue from sales of DVD decoder chips. VCD revenue includes revenue from sales of VCD and SVCD chips. Recordable revenue includes revenue from sales of integrated encoder and decoder chipsets. Royalty revenue consisted of revenue from license of DVD technology to MediaTek Incorporation (“MediaTek”). Digital Imaging revenue includes revenue from sales of image sensor chips, image processor chips and camera lens modules.
     We evaluate operating segment performance based on net revenues and operating income of our segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies in our Annual Report on Form 10-K. Information about reported segments follows:

	Three Months Ended March 31,
	2006	2005
	( In thousands)
Net revenues:
Video	$24,358	$40,248
Digital Imaging	2,528	2,515

Total net revenues	$26,886	$42,763

Segment operating loss:
Video	$(8,196)	$(10,249)
Digital Imaging	(3,643)	(8,717)

Total segment operating loss	$(11,839)	$(18,966)

     The following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

	Three Months Ended March 31,

	2006	2005
	( In thousands)
Segment operating loss	$(11,839)	$(18,966)
Unallocated corporate expenses	(3,394)	(4,265)

Operating loss	$(15,233)	$(23,231)

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
     During the quarter ended March 31, 2006 and 2005, FE Global accounted for approximately 27% and 46% of our net revenues, respectively.

     During the quarter ended March 31, 2006, in addition to FE Global, LG International Corporation (“LG”), SLHK Limited (a subsidiary of Hangzhou Silan Microelectronics Joint-Stock Co. Ltd) and Samsung Electronics Company (“Samsung”) accounted for approximately 17%, 14% and 10% of our net revenue, respectively. During the quarter ended March 31, 2005, in addition to FE Global, Samsung accounted for 12% of net revenue.
     As of March 31, 2006 and 2005 FE Global accounted for approximately 31% and 57%, respectively, of our gross trade accounts receivable.
     As of March 31, 2006, in addition to FE Global, LG accounted for approximately 22% of trade accounts receivable. As of March 31, 2005, in addition to FE Global, Universe Electron Corporation accounted for approximately 11% of trade accounts receivable.
NOTE 13. RELATED PARTY TRANSACTIONS WITH VIALTA, INC.
     In April 2001, our Board of Directors decided to spin off Vialta, our majority-owned subsidiary. The spin-off transaction, by which Vialta became a public company, was completed in August 2001. On October 7, 2005, Vialta completed its going-private transaction. We do not have any contractual obligations that are expected to have a material impact upon our revenues, operating results or cash flows under any of the spin-off agreements. We leased certain office space to Vialta. In February 2006, Vialta moved out of our building, and we have terminated the lease agreements.
     Our Chairman of the Board of Directors, Fred S.L. Chan, is the chairman of Vialta and acquired Vialta through a going-private transaction in October 2005. In addition to the lease we had with Vialta, from time-to-time, we have also sold semiconductor products and provided certain services to Vialta. The following is a summary of major transactions between Vialta and us for the periods presented:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Product sold to Vialta	$—	$12
Lease charges to Vialta	15	125
Other charges, net	—	2

Total charges to Vialta, net of charges from Vialta	$15	$139

	As of
	March 31,	December 31,
	2006	2005
	(In thousands)
Receivable from Vialta	$8	$20

NOTE 14. COMMITMENTS AND CONTINGENCIES
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of March 31, 2006:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$3,110	$2,464	$630	$16	—
Purchase obligations	29,732	29,657	75	—	—

Total	$32,842	$32,121	$705	$16	—

     As of March 31, 2006, our commitments to purchase inventory from the third-party contractors aggregated approximately $20.7 million of which approximately $5.6 million was adverse, non-cancelable purchase order commitments that we have recorded as accrued expenses. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of March 31, 2006, commitments under these arrangements totaled $9.0 million. There are no material commitments for these arrangements extending beyond 2009.
     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     The total rent expense under all operating leases was approximately $327,000 and $235,000 for the three months ended March 31, 2006 and 2005, respectively.
     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of March 31, 2006.
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
Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff moved for leave to amend his operative complaint, seeking to extend the beginning of the Class Period back to April 24, 2002 and to re-allege that certain public statements the Company made during that expanded time period that the Court previously found to be inactionable were false and misleading. The Company believes that plaintiff’s motion is improper and is opposing it. A hearing on the motion has been set for May 19, 2006. By stipulation, discovery in the action has been stayed pending the Court’s resolution of plaintiff’s motion. A trial date has tentatively been set for early 2007.
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
NOTE 15. STOCK REPURCHASE
     As of December 31, 2005, there was board authorization to repurchase up to 4,873,000 shares of our common stock. During the three months ended March 31, 2006 we repurchased 473,000 shares for approximately $1.6 million. We did not repurchase any shares during the three months ended March 31, 2005. As of March 31, 2006, an aggregate of 4,400,000 shares remain available for repurchase, all of which were authorized under the stock repurchase program announced on April 16, 2003. There is no stated expiration for this program.
NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS 123(R) in the fiscal quarter ended March 31, 2006 had a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows. For more information on stock-based compensation costs during the three months ended March 31, 2006, refer to Note 3 - “Stock-Based Compensation.”
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
     This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Report and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Use of Estimates
     Our interim condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions that affect the amounts reported in our financial statements and accompanying notes. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:
•	Revenue Recognition

•	Inventories and Inventory Reserves

•	Impairment of Long-lived Assets

•	Income Taxes

•	Legal Contingencies

•	Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.
     For further discussion of our critical accounting policies and estimates other than stock-based compensation, see Management’s Discussion and Analysis of Financial Condition and the Results of Operation in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     See Note 16, “ Recent Accounting Pronouncements,” in Item 1 for disclosure of the recently issued accounting pronouncements that may impact our financial statements in the future.
EXECUTIVE OVERVIEW
     We were incorporated in California in 1984 and became a public company in 1995. We currently operate in two operating segments: Video and Digital Imaging.
     In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We have also developed encoding processors to address the market for digital video recorders (“DVRs”) and recordable DVD players. We continue to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products, although we no longer invest in these product lines. In our Digital Imaging business, we design, develop and market highly integrated imaging sensor chips and camera lens modules. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.

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
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to January 1, 2006 we had accounted for stock-based compensation awards in accordance with APB 25. We have chosen to implement SFAS 123(R) using the modified prospective method. Under this method, periods prior to January 1, 2006 are not restated to reflect stock based compensation using a fair value method. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.4 million which consisted of stock-based compensation expense related to employee stock options of $1.3 million and employee stock purchases of $0.1 million
     Our financial results for quarter ended March 31, 2006 were impacted by the amount of software customization required to transition from our old Vibratto II family of DVD products to our new Phoenix products, plus the added work to bring on new Phoenix customers. We anticipate that this transition from the Vibratto II family of DVD products to our new lower cost Phoenix products will continue in the second quarter of 2006, while the DVD market remains highly competitive and pricing pressures remain strong. Additionally, our financial results for quarter ended March 31, 2006 were impacted by the fact that we did not receive any royalty payments from MediaTek, the last royalty of which was paid in the fourth quarter of 2005, and the adoption of SFAS 123(R).
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended March 31,
	2006		2005
	(In thousands, except percentage data)
Net revenues	$26,886	100.0%	$42,763	100.0%
Cost of product revenues	24,523	91.2	48,587	113.6

Gross profit (loss)	2,363	8.8	(5,824)	(13.6)
Operating expenses:
Research and development	9,597	35.7	7,753	18.1
Selling, general and administrative	7,999	29.8	9,654	22.6

Operating loss	(15,233)	(56.7)	(23,231)	(54.3)
Non-operating income (loss), net	476	1.8	(112)	(0.3)

Loss before income taxes	(14,757)	(54.9)	(23,343)	(54.6)
Provision for (benefit from) income taxes	(687)	(2.6)	667	1.6

Net loss	$(14,070)	(52.3)%	$(24,010)	(56.2)%

Net Revenues
     Net revenues were $26.9 million for the three months ended March 31, 2006, a decrease of $15.9 million, or 37.1%, compared to $42.8 million, for the three months ended March 31, 2005, due to decreased revenues in all product categories of the Video business, except for legacy products.

     The following table summarizes percentage of net revenue by our two business segments and their major product categories:

	Three Months Ended March 31,		Q1 06 over Q1 05
	2006	2005	% of Change
Video Business:
DVD	63%	56%	(28.5)%
VCD	21%	23%	(42.5)%
Recordable products	2%	1%	(25.1)%
Royalty	0%	12%	n/a
Other	5%	2%	(19.6)%

Total Video Business	91%	94%	(39.5)%
Digital Imaging Business	9%	6%	0.5%

Total	100%	100%	(37.1)%

     Video business revenues included revenues from DVD, VCD, Recordable products, Royalty payments for DVD license and Other products.
     DVD revenue consists of revenue from sales of DVD decoder chips. DVD revenue was $17.0 million for the three months ended March 31, 2006, a decrease of $6.8 million, or 28.6%, from revenue of $23.8 million for the three months ended March 31, 2005, primarily due to lower overall unit sales. For the three months ended March 31, 2006, unit sales decreased by 22.0% from the three months ended March 31, 2005. We sold approximately 3.9 million units and 5.0 million units for the three months ended March 31, 2006 and 2005, respectively.
     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $5.6 million for the three months ended March 31, 2006, a decrease of $4.2 million, or 42.9%, from revenue of $9.8 million for the three months ended March 31, 2005, primarily due to lower overall unit sales. For the three months ended March 31, 2006, unit sales decreased by 22.0% from the three months ended March 31, 2005. We sold approximately 4.6 million units and 5.9 million units for the three months ended March 31, 2006 and 2005, respectively.
     Recordable revenue includes revenue from sales of integrated encoder and decoder chips and encoder and decoder chips sold together as a chipset. Recordable revenue was $0.4 million for the three months ended March 31, 2006, a decrease of $0.1 million, or 20.0%, from revenue of $0.5 million for the three months ended March 31, 2005, primarily due to lower average selling price “ASP”. For the three months ended March 31, 2006, ASP decreased by 20.0% from the three months ended March 31, 2005.
     Royalty revenue consists of royalty payments from MediaTek. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek was obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million, the last of which was paid in the fourth quarter of 2005. Royalty revenue was $5.0 million for the three months ended March 31, 2005.
     Other revenue includes revenue from legacy products which includes sales of PC Audio, communication, consumer digital media and miscellaneous chips. Other revenue was $1.3 million for the three months ended March 31, 2006, an increase of $0.2 million, or 18.2%, from revenue of $1.1 million for the three months ended March 31, 2005, primarily due to higher ASP. For the three months ended March 31, 2006, ASP increased by 18.2% from the three months ended March 31, 2005.
     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital Imaging revenue was $2.5 million for each of the three months ended March 31, 2006 and March 31, 2005. We continue to market these products to new customers.
     International revenue accounted for almost all of net revenues for the three months ended March 31, 2006 and 2005. Our international sales are denominated in U.S. dollars.
Gross Profit
     Gross profit was $2.4 million, or 8.8% of net revenues, for the three months ended March 31, 2006, compared to gross loss of $5.8 million, or (13.6)% of net revenues, for the three months ended March 31, 2005. Results for the three months ended March 31, 2005 included a net $8.4 million inventory reserve related charge compared to a net inventory reserve release of $3.3 million for the three months ended March 31, 2006. The release of inventory reserves resulted from the sale of products that had previously been fully reserved. Gross profit for the three months ended March 31, 2006 was adversely impacted by reduced unit volume of our products. Gross margin for the three months ended March 31, 2005 included $5.0 million of MediaTek royalty revenue at 100% gross margin.
     For the three months ended March 31, 2006, the net inventory reserve release had a positive 12.5% impact on the gross margin. For the three months ended March 31, 2005, royalty revenue and the inventory reserve provision had a negative 7.3% impact on the gross margin.
     As a result of intense competition in our markets, we expect the overall ASP for all of our existing products to decline over their product life. We believe that in order to maintain or increase gross profit during the remainder of 2006, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.
Research and Development Expenses
     Research and development expenses were $9.6 million, or 35.7% of net revenues, for the three months ended March 31, 2006 compared to $7.8 million, or 18.1% of net revenues, for the three months ended March 31, 2005. The $1.8 million, or 23.1%, increase in research and development for the three months ended March 31, 2006 was primarily due to $0.7 million increase in stock-based compensation expense related to the adoption of SFAS 123(R), $0.6 million increase in accrued bonus expense, $0.5 million increase in engineering test materials and non-recurring engineering expenses.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $8.0 million, or 29.8% of net revenues, for the three months ended March 31, 2006 compared to $9.7 million, or 22.6% of net revenues, for the three months ended March 31, 2005. The $1.7 million, or 17.5%, decrease in selling, general and administrative expenses for the three month ended March 31, 2006 was primarily due to $1.1 million decrease in legal expenses, $0.7 million decrease in outside commission expense due to lower revenue, $0.3 million decrease in amortization of intangible assets related to prior acquisitions, $0.2 million decrease in accounting fees, partially offset by $0.6 million increase in stock-based compensation expense related to the adoption of SFAS 123(R).
Non-operating Income, Net
     Net non-operating income was $0.5 million for the three months ended March 31, 2006 compared to net non-operating loss of $0.1 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, net non-operating income mainly consisted of interest income of $0.8 million, partially offset by the write-off of our investment in Raymedia of $0.3 million. For the three months ended March 31, 2005, net non-operating loss mainly consisted of $0.7 million write-down of our investment in C-Com and $0.1 million loss on sales of marketable securities, partially offset by the interest income of $0.5 million and rental income of $0.1 million from Vialta.
Benefit from Income Taxes
     Our income tax benefit was $0.7 million for three months ended March 31, 2006 compared to $0.7 million tax expense for the three months ended March 31, 2005. The tax benefit for the current quarter was primarily the result of benefits recognized for U.S. net operating losses offset, in part, by foreign taxes. Our first quarter income tax provision also included a $0.1 million benefit related to the favorable resolution of a state tax audit. The tax provision for the three months ended March 31, 2006 decreased relative to the three months ended March 31, 2005 primarily due to a lower tax expense related to our foreign operations.
Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. We previously applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123.
     We elected to adopt the modified prospective application method as provided by SFAS 123(R), which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     During the three months ended March 31, 2006, we recorded stock-based compensation related to stock options of $1.3 million. As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $5.0 million and will be recognized over an estimated weighted average amortization period of 1.14 years.
     The compensation cost in connection with the employee stock purchase plan for the three months ended March 31, 2006 was $0.1 million. There were no shares purchased under the employee stock purchase plan during the three months ended March 31, 2006.
     No stock-based compensation was capitalized as inventory at March 31, 2006. We elected not to capitalize any stock-based compensation to inventory at January 1, 2006 when the provisions of SFAS 123(R) were initially adopted.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At March 31, 2006, we had cash, cash equivalents and short-term investments of $77.8 million and working capital of $46.1 million.
     Net cash used in operating activities was $19.8 million and $5.9 million for the three months ended March 31, 2006 and 2005, respectively. The net cash used in operating activities for the three months ended March 31, 2006 was primarily attributable to a net loss of $14.1 million, increases in inventories of $8.6 million, decreases in income tax payable and deferred income tax of $3.0 million, and partially offset by the decreases in other receivables of $3.7 million and depreciation and amortization of $2.1 million. Inventories increased as we are building our inventory of Vibratto II DVD products for end-of-life orders and we are building inventory of our recently introduced Phoenix family of DVD products in anticipation of increasing sales. During the quarter, we recognized a tax benefit of $0.7 million and we made a $2.3 million tax payment related to our 2005 dividend repatriation under the American Jobs Creation Act of 2004. The decrease in other receivables is primarily a result of a decrease in receivables from a vendor. The net cash used in operating activities for the three months ended March 31, 2005 was primarily attributable to a net loss of $24.0 million and increases in accounts and other receivables of $4.6 million, partially offset by a decrease in inventory of $18.9 million and depreciation and amortization of $2.7 million. The increases in accounts and other receivables were due to the increase of receivable from a vendor. The decrease in inventory was due to lower production and the increase in inventory reserves.
     Net cash provided by investing activities was $15.0 million and $8.9 million for the three months ended March 31, 2006 and 2005, respectively. The net cash provided by investing activities for the three months ended March 31, 2006 was primarily attributable to the proceeds from sales of short-term investments of $24.1 million, partially offset by the purchase of short-term investments of $8.6 million and purchase of property, plant and equipment of $0.7 million. The net cash provided by investing activities for the three months ended March 31, 2005 was primarily attributable to the proceeds from sales of short-term investments of $35.3 million, partially offset by the purchase of short-term investments of $26.4 million.
     Net cash used by financing activities was $1.6 million for the three months ended March 31, 2006 and net cash provided by financing activities was $0.2 million for the three months ended March 31, 2005. The net cash used by financing activities for the three months ended March 31, 2006 was primarily attributable to the repurchase of common stock of $1.6 million. The net cash provided by financing activities for the three months ended March 31, 2005 was attributable to the proceeds from the issuance of common stock under the stock option plans of $0.2 million.
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
     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately $6.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of March 31, 2006, together with funds expected to be generated by future operations, and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.
Contractual Obligations, Commitments and Contingencies
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of March 31, 2006:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$3,110	$2,464	$630	$16	—
Purchase obligations	29,732	29,657	75	—	—

Total	$32,842	$32,121	$705	$16	—

     As of March 31, 2006, our commitments to purchase inventory from the third-party contractors aggregated approximately $20.7 million of which approximately $5.6 million was adverse, non-cancelable purchase order commitments that we have recorded as accrued expenses. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of March 31, 2006, commitments under these arrangements totaled $9.0 million. There are no material commitments for these arrangements extending beyond 2009.
     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     The total rent expense under all operating leases was approximately $327,000 and $235,000 for the three months ended March 31, 2006 and 2005, respectively.
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
Foreign Exchange Risks
     We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have operations in China, Europe, Taiwan, Hong Kong and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through March 31, 2006 we have not experienced any material negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of March 31, 2006, the analysis indicated that these hypothetical market movements would not have a material effect. We have not entered into any currency hedging activities.
Interest Rate Risks

     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. For instance, one percentage point decrease in interest rates would result in approximately a $0.7 million decrease in our interest income on an annual basis. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available-for-sale, and on March 31, 2006, the fair market value of our investments approximated their costs.
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
Item 4. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2006, and (ii) there were no change in internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect, such internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff moved for leave to amend his operative complaint, seeking to extend the beginning of the Class Period back to April 24, 2002 and to re-allege that certain public statements the Company made during that expanded time period that the Court previously found to be inactionable were false and misleading. The Company believes that plaintiff’s motion is improper and is opposing it. A hearing on the motion has been set for May 19, 2006. By stipulation, discovery in the action has been stayed pending the Court’s resolution of plaintiff’s motion. A trial date has tentatively been set for early 2007.

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
     Although we believe that we and our present and former officers and directors have meritorious defenses to both actions and intend to defend these suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against these lawsuits may be costly and may require a significant commitment of time and resources by our senior management. Management believes that these lawsuits are subject to coverage under our directors’ and officers’ liability insurance policies. In the event of a determination adverse to us, either with respect to coverage or with respect to the underlying merits of the lawsuits, we may incur substantial monetary liability, which could have a material adverse effect on our financial position, results of operations or cash flows.
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
Item 1A. Risk Factors
Our business is highly dependent on the expansion of the consumer electronics market.
     Our primary focus has been developing products primarily for the consumer electronics market. Currently, our sales of video system processor chips to the DVD and VCD player markets in the Video business, and Digital imaging products in the Digital Imaging business account for a majority of our revenues. We expect these products will continue to account for a significant portion of our net revenues for the foreseeable future. Given the current economic environment, consumer spending on DVD players and cellular camera phones may not increase as expected or may even weaken or fall. In addition, due to declines in the VCD market demand caused by cannibalization by low-price DVD products, we have entered into a certain license arrangement for our VCD products. Consequently, we have historically and expect to continue to invest in new product lines for the consumer electronics market in both our business segments. Nonetheless, our strategy in these new markets may not be successful. If the markets for these products and applications decline or fail to develop as expected, or if we are not successful in our efforts to market and sell our products to manufacturers who incorporate our chip into their products, it could have a material adverse effect on our business financial conditions and results of operations.
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
     We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with products that may be provided at lower costs or provide higher levels of integration, higher performance or additional features. In some cases, our competitors have been acquired by even larger organizations, giving them access to even greater resources with which to compete with us. Advancements in technology can change the competitive environment in ways that may be adverse to us. Unless we are able to develop and deliver highly desirable products in a timely manner continuously and achieve market domination in one or more product lines, we will not be able to achieve long-term sustainable success in this fast consolidating industry. If we are only able to offer commodity products, our results of operations and long-term success will suffer and we will fall prey to stronger competitors. For example, today’s high-performance central processing units in PCs have enough excess computing capacity to perform many of the functions that formerly required a separate chip set, which has reduced demand for our PC audio chips, among other chips. The announcements and commercial shipments of competitive products could adversely affect sales of our products and may result in increased price competition that would adversely affect the average selling price (“ASP”) and margins of our products.
     The following factors may affect our ability to compete in our highly competitive markets:
•	The timing and success of our new product introductions and those of our customers and competitors;

•	The timely shipment of new products of our Video business, including the new Phoenix, LMX and HDMI lines of DVD products, an integrated servo DVD product and an integrated RF DVD product;

•	The timely shipment of new products of our Digital Imaging business, including our new 4T SOC 1.3 Megapixel sensor chip, our new 4Ts SOC 3.2 Megapixel sensor chip, and our new VGA SOC sensor chip;

•	The ability to obtain adequate foundry capacity and sources of raw materials;

•	The price, quality and performance of our products and the products of our competitors;

•	The emergence of new multimedia standards;

•	The development of technical innovations;

•	The rate at which our customers integrate our products into their products;

•	The number and nature of our competitors in a given market; and

•	The protection of our intellectual property rights.
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
     Historically, our quarterly operating results have fluctuated significantly. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in a particular future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:
•	Charges related to the net realizable value of inventories;

•	Changes in demand or sales forecast for our products;

•	Changes in the mix of products sold and our revenue mix;

•	The timely implementation of customer-specific hardware and software requirements for specific design wins;

•	Increasing pricing pressures and resulting reduction in the ASP of any or all of our products;

•	Availability and cost of foundry capacity;

•	Gain or loss of significant customers;

•	Seasonal customer demand;

•	The cyclical nature of the semiconductor industry;

•	The timing of our and our competitors’ new product announcements and introductions and the market acceptance of new or enhanced versions of our and our customers’ products;

•	The timing of significant customer orders;

•	Charges related to the impairment of other intangible assets;

•	Loss of key employees which could impact sales or the pace of product development;

•	The “turns” basis of most of our orders, which makes backlog a poor indicator of the next quarter’s revenue;

•	The potential for large adjustments due to resolution of multi-year tax examinations;

•	The lead time we normally receive for our orders, which makes it difficult to predict sales until the end of the quarter;

•	Availability and cost of raw materials;

•	Significant increases in expenses associated with the expansion of operations; and

•	A shift in manufacturing of consumer electronic products away from Asia.
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
     We currently place non-cancelable orders to purchase our products from independent foundries and other vendors on an approximately three-month rolling basis, while our customers generally place purchase orders (frequently with short lead times) with us that may be cancelled without significant penalty. Some of these customers may require us to demonstrate our ability to deliver in response to their short lead-time. In order to accommodate such customers, we have to commit to certain inventories before we have a firm commitment from our customers. If anticipated sales and shipments in any quarter are cancelled, do not occur as quickly as expected or become subject to declining ASP, expense and inventory levels could be disproportionately high and we may be required to record significant inventory charges in our statement of operations in a particular period. In accordance with our accounting policy, we reduce the carrying value of our inventories for estimated slow-moving, excess, obsolete, damaged or otherwise unmarketable products by an amount that is the difference between cost and estimated market value based on forecasts of future demand and market conditions. As our business grows, we may increasingly rely on distributors, which may further impede our ability to accurately forecast product orders. Additionally, we may venture into new products with different supply chain and logistics requirements which may in turn cause excess or shortage of inventory.
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
     We invest a significant amount of time and resources in our research and development activities to enhance and maintain our competitive position. Technical innovations are inherently complex and require long development cycles and the commitment of extensive engineering resources. We incur substantial research and development costs to confirm the technical feasibility and commercial viability of a product that in the end may not be successful. If we are not able to successfully complete our research and development projects on a timely basis, we may face competitive disadvantages. There is no assurance that we will recover the development costs associated with these projects or that we will be able to secure the financial resources necessary to fund future research and development efforts.
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
     Our success depends to a significant degree upon the continued contributions of our top management Fred S.L. Chan, our Chairman of the Board, and Robert L. Blair, our President and Chief Executive Officer (“CEO””). In the past, Mr. Chan has served as our President and CEO in addition to being our Chairman of the Board. Mr. Chan is critical to maintaining many of our key relationships with customers, suppliers and foundries in Asia. The loss of the services of Mr. Chan, Mr. Blair, or any of our other key executives including our Chief Financial Officer could adversely affect our business. We may not be able to retain our other key personnel and searching for key personnel replacements could divert the attention of other senior management and increase our operating expenses. We currently do not maintain any key person life insurance.
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
     Our success and competitiveness depend in large part on our ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in our management or leadership, the effectiveness of our compensation programs, including our equity-based programs, and competitors’ hiring practices. In addition, we began recording a charge to earnings for stock options and ESPP shares in our first fiscal quarter of 2006. This requirement reduces the attractiveness of certain equity-based compensation programs as the expense associated with the grants decreases our profitability. We may make certain adjustments to our broad-based equity compensation programs. These changes may reduce the effectiveness of compensation programs. If we do not successfully attract, retain and motivate key employees as a result of these or other factors, our ability to capitalize on our opportunities and our operating results and may be materially and adversely affected.

We rely on a single distributor for a significant portion of our revenues and if this relationship deteriorates our financial results could be adversely affected.
     Sales through our largest distributor FE Global (a Singapore-based company) were approximately 27% and 46% of our net revenues for three months ended March 31, 2006 and 2005, respectively. FE Global is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, FE Global has rights of return for unsold products and rights to pricing allowances to compensate for rapid, unexpected price changes. Therefore, we do not recognize revenue until FE Global sells through to our end-customers. If our relationship with FE Global deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from FE Global. As our business grows, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace FE Global as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace FE Global in a timely manner or if a replacement were found that the new distributor would be as effective as FE Global in generating revenue for us.
Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.
     A substantial portion of our net revenues has been derived from sales to a small number of customers. During the three months ended March 31, 2006, sales to our top five end-customers across business segments (including end-customers that buy our products from our largest distributor FE Global) accounted for approximately 60% of our net revenues. In 2005 we entered into an exclusive license agreement with a third party, pursuant to which our VCD products are distributed in China and India. This risk is also acute in our Digital Imaging business, which currently has few customers and low sales volume. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.
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
     Substantially all of our sales are to customers (including distributors) in China, Hong Kong, Taiwan, Korea, Japan, Turkey and Singapore. During the three months ended March 31, 2006, sales to customers in Hong Kong, Taiwan, and Korea were approximately 72% of our net revenues. If our sales in one of these countries or territories, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:
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

     We rely on independent foundries to manufacture all of our products. Substantially all of our products are currently manufactured by Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”), United Microelectronics Corporation (“UMC”), and other independent Asian foundries in Asia. Our reliance on these or other independent foundries involves a number of risks, including:
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include a report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to, and report on, our management’s assessment. In order to issue our report, our management must document both the design for our internal control over financial reporting and the testing processes, including those related to new systems and programs, that support management’s evaluation and conclusion. During the course of testing our internal controls each year, we may identify deficiencies which we may not be able to remediate, document and retest in time, due to difficulties including those arising from turnover of qualified personnel, to meet the deadline for management to complete its report and our independent registered public accounting firm may not have sufficient time to retest those remediated deficiencies for its attestation of management’s report. Upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation, the costs of which could have a material adverse effect on our results of operations. Moreover, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 and we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. In the future, if we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal control over financial reporting, or if our independent registered public accounting firm expresses an adverse opinion on our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced	Under
Period	Shares Purchased	Share	Programs	Programs(1)
January 1, 2006 — January 31, 2006	473,000	$3.40	473,000	4,400,000
February 1, 2006 — February 28, 2006	—	—	—	4,400,000
March 1, 2006 — March 31, 2006	—	—	—	4,400,000

Total	473,000	$3.40	473,000

(1)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5,000,000 shares of our common stock. During the quarter ended March 31, 2006, we purchased 473,000 shares under this program. As of March 31, 2006, we had approximately 4,400,000 shares remaining available for repurchase under this program. There is no stated expiration for this program.
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

ESS TECHNOLOGY, INC. (Registrant)
Date: May 10, 2006	By:	/s/ Robert L. Blair
Robert L. Blair
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ James B. Boyd
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