Form 10-Q
period 2006-06-30
ESS TECHNOLOGY INC
filed 2006-08-09
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2006.
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
Yes ☐ No ☑
     As of August 2, 2006 the registrant had 39,179,321 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
Cash and cash equivalents	$55,107	$68,630
Short-term investments	12,425	31,092
Accounts receivable, net	16,418	14,990
Other receivables	1,288	5,795
Inventories	25,415	12,477
Prepaid expenses and other assets	2,584	4,241

Total current assets	113,237	137,225
Property, plant and equipment, net	19,458	21,133
Intangible assets, net	—	795
Investments and other assets	11,995	12,688

Total assets	$144,690	$171,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$40,327	$35,916
Income tax payable and deferred income taxes	39,580	42,591

Total current liabilities	79,907	78,507

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	178,693	177,545
Accumulated other comprehensive income (loss)	(118)	286
Accumulated deficit	(113,792)	(84,497)

Total shareholders’ equity	64,783	93,334

Total liabilities and shareholders’ equity	$144,690	$171,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(In thousands, except per share data)
Net revenues
Product	$29,066	$41,491	$55,952	$79,254
Royalty	—	5,000	—	10,000

Total net revenues	29,066	46,491	55,952	89,254
Cost of product revenues	28,354	40,613	52,877	89,200

Gross profit	712	5,878	3,075	54
Operating expenses:
Research and development	9,941	8,844	19,538	16,597
Selling, general and administrative	7,045	9,051	15,044	18,705

Operating loss	(16,274)	(12,017)	(31,507)	(35,248)
Non-operating income, net	883	807	1,359	695

Loss before income taxes	(15,391)	(11,210)	(30,148)	(34,553)
Provision for (benefit from) income taxes	(167)	413	(854)	1,080

Net loss	$(15,224)	$(11,623)	$(29,294)	$(35,633)

Net loss per share — basic and diluted	$(0.39)	$(0.29)	$(0.75)	$(0.90)

Shares used in per share calculation — basic and diluted	39,150	39,772	39,136	39,739

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,294)	$(35,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,273	2,940
Amortization of intangible assets	795	2,344
Loss on investments	534	678
Loss (Gains) on disposal of property, plant and equipment	(241)	13
Stock-based compensation	2,546	20
Changes in assets and liabilities:
Accounts receivables, net	(1,428)	(3,050)
Other receivables	4,507	(5,887)
Inventories	(12,938)	23,693
Prepaid expenses and other assets	1,653	1,062
Accounts payable and accrued expenses	4,411	90
Income tax payable and deferred income taxes	(2,814)	1,492

Net cash used in operating activities	(28,996)	(12,238)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,598)	(2,250)
Sale of property, plant and equipment	241	—
Purchase of short-term investments	(12,678)	(44,342)
Sale of short-term investments	31,365	52,713
Purchase of long-term investments	—	(282)
Purchase of intangible assets	(458)	—
Refund of acquisition consideration under escrow	—	630

Net cash provided by investing activities	16,872	6,469

Cash flows from financing activities:
Issuance of common stock under employee stock option plans and employee stock purchase plan	210	446
Repurchase of common stock	(1,609)	—

Net cash provided by (used in) financing activities	(1,399)	446

Net increase (decrease) in cash and cash equivalents	(13,523)	(5,323)
Cash and cash equivalents at beginning of period	68,630	41,527

Cash and cash equivalents at end of period	$55,107	$36,204

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,359	$—
Cash refund for income taxes	$698	$490
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
Impact of the Adoption of SFAS 123(R)
     We elected to adopt the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended and six months ended June 30, 2006 were $1.2 million and $2.5 million, respectively. There was no stock-based compensation expense recognized during the three months and six months ended June 30, 2005.

     The effect of recording stock-based compensation for 2006 was as follows (in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2006
Stock-based compensation expense by type of award:
Employee stock options:
Cost of product revenues	$57	$130
Research and development	544	1,202
Selling, general and administrative	523	1,113
Employee stock purchase plan:
Selling, general and administrative	47	101

Total stock-based compensation	1,171	2,546
Tax effect on stock-based compensation	—	—

Net effect on net loss	$1,171	$2,546

Tax effect on:
Cash flows from operations	$—	$—
Cash flows from financing activities	$—	$—

Effect on earnings per share — basic and diluted	$0.03	$0.07
     As of January 1, 2006, we had an unrecorded deferred stock-based compensation balance related to stock options of $6.9 million before estimated forfeitures. In our pro forma disclosures prior to the adoption of SFAS 123(R), we accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, we estimated that the stock-based compensation for the awards not expected to vest was $0.7 million and, therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to $6.2 million after estimated forfeitures.
     During the six months ended June 30, 2006, we granted approximately 142,000 stock options with an estimated total grant-date fair value of $243,000 after estimated forfeitures. During the six months ended June 30, 2006, we recorded stock-based compensation related to stock options of $2.4 million.
     As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3.9 million and will be recognized over an estimated weighted average amortization period of 1.07 years.
     No stock-based compensation was capitalized as inventory at June 30, 2006.
Valuation Assumptions
     SFAS 123(R) requires companies to estimate the fair value of stock options on the date of grant using a valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the consolidated statement of operations, other than as related to acquisitions and investments, because the exercise price of the our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized in the consolidated statement of operations for the three months and six months ended June 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months and six months ended June 30, 2006 has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the prior periods, the Company accounted for forfeitures as they occurred. The estimated forfeitures rate was determined based upon historical forfeitures.
     We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation. The Black-Scholes valuation model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Black-Scholes valuation model for stock compensation expense requires us to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk-free interest rate and estimated forfeitures over the expected life of the option. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock option plans:
Expected life (in years)	3.9	4.0	3.4	4.0
Expected stock price volatility	72%	84%	72%	84%
Risk-free interest rate	5.0%	3.7%	4.5%	3.7%
Expected dividend yield	0%	0%	0%	0%
Stock purchase plan:
Expected life (in years)	1.0	0.5	1.0	0.5
Expected stock price volatility	72%	84%	72%	84%
Risk-free interest rate	5.0%	2.5%	5.0%	2.5%
Expected dividend yield	0%	0%	0%	0%
The above valuation factors for the stock purchase plan reflect only the factors used to calculate the fair value of shares granted during the three months and six months ended June 30, 2006 and June 30, 2005. The only shares granted during these periods were those granted on the first day of the purchase period beginning May 2006 and the first day of the purchase period beginning May 2005, respectively.
     We have several equity incentive plans that are intended to attract and retain qualified management, technical and other employees, and to align stockholder and employee interests. These equity incentive plans provide that non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Through June 30, 2006, we have only granted stock options under our various plans. These stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of our common stock at the grant date.
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
	Available		Weighted	Average	Aggregate
	for	Options	Average	Contractual	Intrinsic
	Grant	Outstanding	Exercise Price	Term	Value
	(in thousands)			(in years)	(in thousands)
Balances at December 31, 2003	4,441	8,566	$9.58
Authorized	400	—	—
Granted	(2,055)	2,055	12.03
Exercised	—	(275)	5.76
Forfeited	4,784	(4,784)	13.53

Balances at December 31, 2004	7,570	5,562	$7.29
Granted	(5,284)	5,284	4.06
Exercised	—	(52)	3.86
Forfeited	1,041	(1,041)	7.73
Expired	(84)	—	—

Balances at December 31, 2005	3,243	9,753	$5.51
Granted	(142)	142	3.31
Exercised		(6)	2.66
Forfeited	287	(287)	5.77
Expired	418	(418)	5.84

Balances at June 30, 2006	3,806	9,184	$5.46

Fully vested and exercisable at June 30, 2006		6,636	$5.62	6.20	$56
Expected to vest at June 30, 2006		2,387	$5.05	6.82	$—
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $2.16 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 26,146.

     The weighted average grant date fair value of options, as determined under SFAS 123(R), granted during the three months and six months ended June 30, 2006 were $1.65 and $1.71 per share. The total intrinsic value of options exercised during the three months and six months ended June 30, 2006 were $2,000 and $7,000. The total cash received from employees as a result of employee stock option exercises during the three months and six months ended June 30, 2006 were $7,000 and $17,000. In connection with these exercises, we realized no tax benefits for the three months ended June 30, 2006.
     We settle employee stock option exercises with newly issued common shares.
Employee Stock Purchase Plan
     Our 1995 Employee Stock Purchase Plan provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase our common stock. The employee’s purchase price is the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The employee stock purchase plan provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. Compensation cost in connection with the plan for the three months and six months ended June 30, 2006, were $47,000 and $101,000. There were 79,887 shares purchased under the plan during the three months ended June 30, 2006. As of June 30, 2006, 1,425,000 shares were authorized for issuance under the plan and 1,212,877 shares have been issued.
Prior to the Adoption of SFAS 123(R)
     Prior to the adoption of SFAS 123(R), we provided the disclosures required under SFAS 123. The pro forma information for the three months ended and six months ended June 30, 2005 was as follows (in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss — as reported	$(11,623)	$(35,633)
Stock based compensation expense related to non-employees included in reported net loss	0	20
Stock based compensation determined under fair value based method for all awards, net of tax	(4,512)	(5,480)

Pro forma net loss	$(16,135)	$(41,093)

Net loss per share — basic and diluted:
As reported	$(0.29)	$(0.90)
Pro forma	$(0.41)	$(1.03)
NOTE 4. INTANGIBLE ASSETS
     The following table summarizes the activities in intangible assets for the six months ended June 30, 2006.

	December 31,		June 30,
	2005	Amortization	2006
	(in thousands)
Intangible assets	$795	$(795)	$—

     Acquired intangible assets by categories as of June 30, 2006 and December 31, 2005 consist of the following:

	Gross	Accumulated Amortization
	Carrying	June 30,	December 31,
	Amounts	2006	2005
		(in thousands)
Amortized intangible assets:
Existing technology	$3,600	$3,600	$3,070
Patents and core technology	1,800	1,800	1,535
Customer relationships	1,080	1,080	1,080
Distributor relationships	90	90	90
Foundry agreement	930	930	930
Order backlog	350	350	350

Total identifiable intangible assets	$7,850	$7,850	$7,055

     Intangible assets were amortized over estimated useful lives of between 6 months and 3 years. Amortization expense was $0.3 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively. Amortization expense was $0.8 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively.
NOTE 5. BALANCE SHEET COMPONENTS

	June 30,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$28,090	$39,706
U.S. government and corporate debt securities	27,017	28,924

	$55,107	$68,630

Short-term investments:
U.S. government and corporate debt securities	$12,543	$31,231
Unrealized loss on marketable securities, net	(118)	(139)

	$12,425	$31,092

Accounts receivable, net:
Accounts receivable	$16,883	$15,439
Less: Allowance for doubtful accounts	(465)	(449)

	$16,418	$14,990

Other receivables:
Receivable from vendor	$4	$4,993
Receivable from Vialta	—	20
Insurance	1,086	581
Other	198	201

	$1,288	$5,795

Inventories:
Raw materials	$3,714	$3,048
Work-in-process	3,243	2,527
Finished goods	18,458	6,902

	$25,415	$12,477

Prepaid expenses and other assets:
Insurance	$347	$724
Maintenance	740	813
Prepaid inventory	—	1,012
Prepaid royalty	904	904
Other	593	788

	$2,584	$4,241

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	24,672	24,640
Machinery and equipment	37,026	36,776
Furniture and fixtures	23,619	23,295

	88,177	87,571
Less: Accumulated depreciation and amortization	(68,719)	(66,438)

	$19,458	$21,133

Investments and other assets:
Investments — Best Elite	$10,000	$10,000
Investments — other	1,233	2,388
Other	762	300

	$11,995	$12,688

Accounts payable and accrued expenses:
Accounts payable	$27,753	$16,116
Accrued compensation costs	4,947	5,667
Accrued commission and royalties	1,018	1,740
Deferred revenue related to distributor sales, net of deferred cost of goods sold	704	552
Non-cancelable purchase order commitments	2,293	8,468
Other accrued liabilities	3,612	3,373

	$40,327	$35,916

NOTE 6. WARRANTY
     We include warranty reserve in other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of product revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table summarizes the activity in the product warranty accrual for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Beginning balance	$372	$403	$506	$324
Accruals for warranties issued during the period	133	251	18	339
Settlements made during the period	(146)	(174)	(165)	(183)

Ending balance	$359	$480	$359	$480

NOTE 7. MARKETABLE SECURITIES
     The amortized costs and estimated fair value of securities available-for-sale as of June 30, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2006	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$11,778	$—	$—	$11,778
Corporate debt securities	31,681	5	(32)	31,654
Corporate equity securities	1,233	—	—	1,233
Government agency bonds	7,880	1	(92)	7,789

Total available-for-sale	$52,572	$6	$(124)	$52,454

Classified as:
Cash equivalents				$38,796
Short-term marketable securities				12,425
Long-term marketable securities				1,233

				$52,454

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$24,016	$—	$—	$24,016
Municipal bonds	21,159	—	—	21,159
Corporate debt securities	28,917	7	—	28,924
Corporate equity securities	1,486	621	—	2,107
Government agency bonds	10,079	—	(146)	9,933

Total available-for-sale	$85,657	$628	$(146)	$86,139

Classified as:
Cash equivalents				$52,940
Short-term marketable securities				31,092
Long-term marketable securities				2,107

				$86,139

     The contractual maturities of debt securities classified as available-for-sale as of June 30, 2006, regardless of the consolidated balance sheet classification are as follows:

June 30, 2006	Estimated Fair Value
(In thousands)
Maturing 90 days or less from purchase	$27,018
Maturing between 90 days and one year from purchase	2,015
Maturing more than one year from purchase	10,410

Total available-for-sale debt securities	$39,443

     Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the three months ended and six months ended June 30, 2006 and 2005 were not material to our financial position or results of operations.
NOTE 8. OTHER COMPREHENSIVE LOSS
     The following table reconciles net loss to total comprehensive loss for the three months ended and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(In thousands)
Net loss	$(15,224)	$(11,623)	$(29,294)	$(35,633)
Change in unrealized gain (loss) on marketable securities	(284)	(25)	(404)	240

Total comprehensive loss	$(15,508)	$(11,648)	$(29,698)	$(35,393)

NOTE 9. NON-OPERATING INCOME, NET
     The following table lists the major components of non-operating income for the three months ended and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(In thousands)
Interest income	$940	$575	$1,697	$1,012
Gain (loss) on investments	(252)	102	(534)	(576)
Vialta rental income	—	127	17	252
Other	195	3	179	7

Total non-operating income	$883	$807	$1,359	$695

NOTE 10. INCOME TAXES
     We recorded an income tax benefit of $0.2 million for three months ended June 30, 2006 and a $0.4 million tax expense for the three months ended June 30, 2005. The tax benefit for the current quarter was lower than the pre-tax loss at the federal statutory rate of 35% primarily due to foreign taxes and losses in jurisdictions for which no tax benefit was recorded. Our income tax provision for the quarter also included a $0.3 million benefit related to the favorable resolution of a state tax audit.
NOTE 11. NET LOSS PER SHARE
     For all periods presented, the reported net losses were used in the calculation of basic and diluted loss per share. As we incurred net losses for the three months and six months ended June 30, 2006, the effect of dilutive securities (in-the-money stock options) of approximately 31,000 equivalent shares and 39,000 equivalent shares, respectively, have been excluded from the calculation of dilutive net loss per share because they were anti-dilutive. As we incurred net losses for the three months and six months ended June 30, 2005, the effect of dilutive securities (in-the-money stock options) of approximately 66,000 equivalent shares and 116,000 equivalent shares, respectively, have been excluded from the calculation of dilutive net loss per share because they were anti-dilutive.
     For the three months and six months ended June 30, 2006, there were options to purchase approximately 9.3 million and 9.5 million shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net loss per share as they were anti-dilutive. For the three months and six months ended June 30, 2005, there were options to purchase approximately 5.4 million and 3.4 million shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net loss per share as they were anti-dilutive.
NOTE 12. BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF CERTAIN RISKS
Business Segment
     We operate in two reportable business segments: the Video segment and the Digital Imaging segment. In the Video segment, we primarily develop and market digital processor chips which are the primary processors driving digital video and audio devices, including DVD, VCD, consumer digital audio players, and digital media players. The Video segment also develops and markets encoding processors for digital video recorders and recordable DVD players and continues to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products. Our Digital Imaging segment develops and markets imaging sensor chips for cellular camera phone applications.
     The following table summarizes the percentages of revenues by major product category for the three months ended and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Video Business:
DVD	65%	59%	65%	58%
VCD	21%	16%	21%	20%
Recordable products	1%	1%	1%	1%
Royalty	—	11%	—	11%
Other	6%	2%	5%	2%

Total Video Business	93%	89%	92%	92%
Digital Imaging Business	7%	11%	8%	8%

Total	100%	100%	100%	100%

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
     We evaluate operating segment performance based on net revenues and operating income of our segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies in our Annual Report on Form 10-K. Information about reported segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(In thousands)
Video	$27,036	$41,524	$51,394	$81,773
Digital Imaging	2,030	4,966	4,558	7,481

Total net revenues	$29,066	$46,490	$55,952	$89,254

Segment operating loss:
Video	$(9,073)	$(2,002)	$(17,269)	$(12,251)
Digital Imaging	(4,305)	(6,303)	(7,948)	(15,020)

Total segment operating loss	(13,378)	(8,305)	(25,217)	(27,271)
Unallocated corporate expenses	(2,896)	(3,712)	(6,290)	(7,977)

Operating loss	$(16,274)	$(12,017)	$(31,507)	$(35,248)

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
     During each of the quarters ended June 30, 2006 and 2005, FE Global accounted for approximately 36% of our net revenues. During the six months ended June 30, 2006 and 2005, FE Global accounted for approximately 32% and 41%, respectively, of our net revenues.
     During the quarter ended June 30, 2006, in addition to FE Global, LG International Corporation (“LG”), SLHK Limited (a subsidiary of Hangzhou Silan Microelectronics Joint-Stock Co. Ltd) (“SLHK”), Universe Electron Corporation (“UEC”) and Samsung Electronics Company (“Samsung”) were each 10% or greater customers, accounting for approximately 13%, 12%, 12% and 11% of our net revenue, respectively. During the quarter ended June 30, 2005, in addition to FE Global, LG and Samsung accounted for 13% and 12% of net revenue, respectively. During the six months ended June 30, 2006, in addition to FE Global, LG, SLHK, Samsung and UEC accounted for approximately 15%, 13%, 11% and 10% of our net revenue, respectively. During the six months ended June 30, 2005, in addition to FE Global, Samsung was also a 10% or greater customer, accounting for 12% of our net revenue.
     As of June 30, 2006 and 2005 FE Global accounted for approximately 46% and 40%, respectively, of our gross trade accounts receivable.
     As of June 30, 2006, in addition to FE Global, SLHK and UEC each accounted for approximately 11% of trade accounts receivable. As of June 30, 2005, in addition to FE Global, Samsung accounted for approximately 10% of trade accounts receivable.
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
     Our Chairman of the Board of Directors, Fred S.L. Chan, is the chairman of Vialta and acquired Vialta through a going-private transaction in October 2005. In addition to the lease we had with Vialta, from time-to-time, we have also sold semiconductor products and provided certain services to Vialta. The following is a summary of major transactions between Vialta and us for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Product sold to Vialta	$—	$—	$—	$12
Lease charges to Vialta	—	127	15	252
Other charges, net	—	2	—	4

Total charges to Vialta, net of charges from Vialta	$—	$129	$15	$268

	As of
	June 30,	December 31,
	2006	2005
	(In thousands)
Receivable from Vialta	$—	$20

NOTE 14. COMMITMENTS AND CONTINGENCIES
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of June 30, 2006:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In thousands)
Operating lease obligations	$2,624	$1,715	$893	$16	—
Purchase obligations	22,764	22,764	—	—	—

Total	$25,388	$24,479	$893	$16	—

     As of June 30, 2006, our commitments to purchase inventory from the third-party contractors aggregated approximately $15.2 million of which approximately $2.3 million was non-cancelable purchase order commitments that we have recorded as accrued expenses. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of June 30, 2006, commitments under these arrangements totaled $7.6 million. There are no material commitments for these arrangements extending beyond 2009.
     We are not a party to any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) other than the operating lease obligations listed above.
     The total rent expense under all operating leases was approximately $342,000 and $144,000 for the three months ended June 30, 2006 and 2005, respectively. The total rent expense under all operating leases was approximately $669,000 and $379,000 for the six months ended June 30, 2006 and 2005, respectively.
     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of June 30, 2006.
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
Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. The parties are currently negotiating a revised schedule for continuing discovery and resetting a trial date in this action.
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
NOTE 15. STOCK REPURCHASE
     As of June 30, 2006 an aggregate of 4,400,000 shares remain available for repurchase, all of which were authorized under the stock repurchase program announced on April 16, 2003. There is no stated expiration for this program. We did not repurchase any shares during the three months ended June 30, 2006.
NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of 2007. The company is evaluating the impact this statement will have on its consolidated financial statements.
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS 123(R) since January 1, 2006 has had a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows. For more information on stock-based compensation costs during the three months ended June 30, 2006, refer to Note 3 — “Stock-Based Compensation.”
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
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). SFAS 123(R) requires the use of valuation models that were not developed for use in valuing employee stock options. The Black-Scholes valuation model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of subjective assumptions, including the option’s expected life, the price volatility of the underlying stock, and forfeiture rate.
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
     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to customers in China, Hong Kong, Taiwan, Korea, Japan, Turkey and Singapore. We employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, Korea, Japan and France to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States. See Item 1A “Risk Factors — We have significant international sales and operations that are subject to the special risks of doing business outside the United States.”
     Our financial results for the quarter ended June 30, 2006 reflected a smooth transition from our older Vibratto2 family of DVD products to our new lower-cost Phoenix products, as our Phoenix product shipments continue to grow. However, our gross margin and earnings per share for the quarter were impacted by an unexpected yield issue on some of our DVD wafers which cost the Company approximately $2.2 million. Separately, in the second quarter of 2006 we changed our Digital Imaging strategy considerably due to reduction in volume demand of our lower resolution product, which is sold to LG under a design win. We dropped the lower resolution image sensors to focus on higher resolution opportunities, which are expected to command a higher margin.
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to January 1, 2006 we accounted for stock-based compensation awards in accordance with APB 25. We have chosen to implement SFAS 123(R) using the modified prospective method. Under this method, periods prior to January 1, 2006 are not restated to reflect stock-based compensation using a fair value method. Stock-based compensation expense recognized under SFAS 123(R) for the three months and six months ended June 30, 2006 were $1.2 million and $2.5 million, respectively.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended June 30,
	2006		2005
		(In thousands)
Net revenues	$29,066	100.0%	$46,491	100.0%
Cost of product revenues	28,354	97.6	40,613	87.4

Gross profit	712	2.4	5,878	12.6
Operating expenses:
Research and development	9,941	34.2	8,844	19.0
Selling, general and administrative	7,045	24.2	9,051	19.5

Operating loss	(16,274)	(56.0)	(12,017)	(25.9)
Non-operating income, net	883	3.0	807	1.7

Loss before income taxes	(15,391)	(53.0)	(11,210)	(24.2)
Provision for (benefit from) income taxes	(167)	(0.6)	413	0.9

Net loss	$(15,224)	(52.4)%	$(11,623)	(25.1)%

Net Revenues
     Net revenues were $29.1 million for the three months ended June 30, 2006, a decrease of $17.4 million, or 37.4%, compared to $46.5 million, for the three months ended June 30, 2005, due to decreased revenues in all product categories of the Video and Digital Imaging businesses, except for legacy products. In addition, there was no royalty payment from MediaTek for the three months ended June 30, 2006. Royalty revenue was $5.0 million for the three months ended June 30, 2005.
     The following table summarizes percentage of net revenues by our two business segments and their major product categories:

	Three Months Ended June 30,		Q2 06 over Q2 05
	2006	2005	% of Change
Video Business:
DVD	65%	59%	(30.9)%
VCD	21%	16%	(19.7)%
Recordable products	1%	1%	(50.0)%
Royalty	—	11%	n/a
Other	6%	2%	112.5%

Total Video Business	93%	89%	(34.9)%
Digital Imaging Business	7%	11%	(60.0)%

Total	100%	100%	(37.4)%

     DVD revenue consists of revenue from sales of DVD decoder chips. DVD revenue was $19.0 million for the three months ended June 30, 2006, a decrease of $8.5 million, or 30.9%, from revenue of $27.5 million for the three months ended June 30, 2005, due to lower overall unit sales and average sales price (“ASP”). For the three months ended June 30, 2006, unit sales decreased by 17.9% and ASP decreased by 15.2% from the three months ended June 30, 2005. We sold approximately 4.6 million units and 5.6 million units for the three months ended June 30, 2006 and 2005, respectively.
     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $6.1 million for the three months ended June 30, 2006, a decrease of $1.5 million, or 19.7%, from revenue of $7.6 million for the three months ended June 30, 2005, primarily due to lower overall ASP. For the three months ended June 30, 2006, ASP decreased by 21.1% from the three months ended June 30, 2005. We sold approximately 4.8 million units for both of the three months ended June 30, 2006 and 2005.
     Recordable revenue includes revenue from sales of integrated encoder and decoder chips and chips sold together as a chipset. Recordable revenue was $0.3 million for the three months ended June 30, 2006, a decrease of $0.3 million, or 50.0%, from revenue of $0.6 million for the three months ended June 30, 2005, primarily due to lower ASP. For the three months ended June 30, 2006, ASP decreased by 17.1% from the three months ended June 30, 2005.
     Royalty revenue consists of royalty payments from MediaTek. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek was obligated to pay us royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million, the last of which was paid in the fourth quarter of 2005. Royalty revenue was $5.0 million for the three months ended June 30, 2005.
     Other revenue includes revenue from legacy products which includes sales of PC Audio, communication, consumer digital media and miscellaneous chips. Other revenue was $1.7 million for the three months ended June 30, 2006, representing an increase of $0.9 million, or 112.5%, from revenue of $0.8 million for the three months ended June 30, 2005, primarily due to higher ASP. For the three months ended June 30, 2006, ASP increased by 30.0% from the three months ended June 30, 2005.
     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital Imaging revenue was $2.0 million for the three months ended June 30, 2006, a decrease of $3.0 million, or 60.0%, from revenue of $5.0 million for the three months ended June 30, 2005. Lower revenue was primarily due to reduction in volume for our existing lower resolution product, which is sold to LG under a design win, and our lack of additional design wins in the lower resolution market. We have shifted our business strategy to focus on the development of higher resolution products, which bear considerable risk of success because these products are not yet in production and accepted into the market.
     International revenue accounted for almost all of net revenues for both the three months ended June 30, 2006 and 2005. Our international sales are denominated in U.S. dollars.

Gross Profit
     Gross profit was $0.7 million, or 2.4% of net revenues, for the three months ended June 30, 2006, compared to gross profit of $5.9 million, or 12.6% of net revenues, for the three months ended June 30, 2005. Results for the three months ended June 30, 2006 included a net $2.8 million inventory reserve related charge compared to a net inventory reserve release of $2.0 million for the three months ended June 30, 2005. The majority of the 2006 charge was the result of a yield issue on some of our DVD wafers with a cost of $2.2 million. The cause of the yield problem was identified and resolved during the quarter, but we determined that we had to write off the cost of the wafers. The net release of inventory reserves in 2005 resulted from the sale of products that had previously been fully reserved. Gross profit for the three months ended June 30, 2006 was adversely impacted by reduced unit volume of our products. Gross profit for the three months ended June 30, 2005 included $5.0 million of MediaTek royalty revenue at 100% gross margin. No royalty revenue was recognized for the three months ended June 30, 2006.
     For the three months ended June 30, 2006, the net inventory reserve provision had a negative 9.6% impact on the gross margin. For the three months ended June 30, 2005, royalty revenue and the inventory reserve provision had a positive 15.4 % impact on the gross margin.
     As a result of intense competition in our markets, we expect the overall ASP for all of our existing products to decline over their product life. We believe that in order to maintain or increase gross profit during the remainder of 2006, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.
Research and Development Expenses
     Research and development expenses were $9.9 million, or 34.2% of net revenues, for the three months ended June 30, 2006 compared to $8.8 million, or 19.0% of net revenues, for the three months ended June 30, 2005. The $1.1 million, or 12.5%, increase in research and development for the three months ended June 30, 2006 was primarily due to $0.6 million increase in accrued bonus expense and $0.5 million increase in stock-based compensation expense related to SFAS 123(R).
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $7.0 million, or 24.2% of net revenues, for the three months ended June 30, 2006 compared to $9.1 million, or 19.5% of net revenues, for the three months ended June 30, 2005. The $2.1 million, or 23.1%, decrease in selling, general and administrative expenses for the three month ended June 30, 2006 was primarily due to $0.8 million decrease in outside commission expense due to lower revenue, $0.6 million decrease in salaries due to lower headcount, $0.4 million decrease in bonus due to the changes in bonus plan, and partially offset by $0.6 million increase in stock-based compensation expense related to SFAS 123(R).
Non-operating Income, Net
     Net non-operating income was $0.9 million for the three months ended June 30, 2006 compared to net non-operating income of $0.8 million for the three months ended June 30, 2005. For the three months ended June 30, 2006, net non-operating income mainly consisted of interest income of $0.9 million and other miscellaneous gain of $0.2 million, partially offset by the write-down of our investment in MosChip of $0.3 million. For the three months ended June 30, 2005, net non-operating income mainly consisted of interest income of $0.6 million interest income, investment gain of $0.1 million, and rental income of $0.1 million from Vialta.
Income Taxes
     Our income tax benefit was $0.2 million for three months ended June 30, 2006 compared to $0.4 million tax expense for the three months ended June 30, 2005. The tax benefit for the current quarter was primarily the result of benefits recognized for U.S. net operating loss offset, in part, by foreign taxes. Our second quarter income tax benefit also included a $0.3 million benefit related to the favorable resolution of a state tax audit. The tax provision for the three months ended June 30, 2006 decreased relative to the three months ended June 30, 2005 primarily due to a lower tax expense related to our foreign operations.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
     The following table sets forth certain operating data as a percentage of net revenues:

	Six Months Ended June 30,
	2006		2005
		(In thousands)
Net revenues	$55,952	100.0%	$89,254	100.0%
Cost of product revenues	52,877	94.5	89,200	99.9

Gross profit	3,075	5.5	54	0.1
Operating expenses:
Research and development	19,538	34.9	16,597	18.5
Selling, general and administrative	15,044	26.9	18,705	21.0

Operating loss	(31,507)	(56.3)	(35,248)	(39.5)
Non-operating income, net	1,359	2.4	695	0.8

Loss before income taxes	(30,148)	(53.9)	(34,553)	(38.7)
Provision for (benefit from) income taxes	(854)	(1.5)	1,080	1.2

Net loss	$(29,294)	(52.4)%	$(35,633)	(39.9)%

Net Revenues
     Net revenues were $56.0 million for the six months ended June 30, 2006, a decrease of $33.3 million, or 37.3%, compared to $89.3 million, for the six months ended June 30, 2005, due to decreased revenues in all product categories of the Video and Digital Imaging business, except for legacy products. In addition, there was no royalty payment from MediaTek for the six months ended June 30, 2006. Royalty revenue was $10.0 million for the six months ended June 30, 2005.
     The following table summarizes percentage of net revenues by our two business segments and their major product categories:

	Six Months Ended June 30,		Q2 06 over Q2 05
	2006	2005	% of Change
Video Business:
DVD	65%	58%	(29.8)%
VCD	21%	20%	(33.1)%
Recordable products	1%	1%	(36.4)%
Royalty	—	11%	n/a
Other	5%	2%	57.9%

Total Video Business	92%	92%	(37.2)%
Digital Imaging Business	8%	8%	(38.7)%

Total	100%	100%	(37.3)%

     Video business revenues included revenues from DVD, VCD, Recordable products, Royalty payments for DVD license and Other products.
     DVD revenue consists of revenue from sales of DVD decoder chips. DVD revenue was $36.0 million for the six months ended June 30, 2006, a decrease of $15.3 million, or 29.8%, from revenue of $51.3 million for the six months ended June 30, 2005, due to lower overall unit sales and ASP. For the six months ended June 30, 2006, unit sales decreased by 19.8% and ASP decreased by 12.3% from the six months ended June 30, 2005. We sold approximately 8.5 million units and 10.6 million units for the six months ended June 30, 2006 and 2005, respectively.
     VCD revenue includes revenue from sales of VCD and SVCD chips. VCD revenue was $11.7 million for six months ended June 30, 2006, a decrease of $5.8 million, or 33.1%, from revenue of $17.5 million for the six months ended June 30, 2005, due to lower overall unit sales and ASP. For the six months ended June 30, 2006, unit sales decreased by 12.1% and ASP decreased by 23.8% from the six months ended June 30, 2005. We sold approximately 9.4 million units and 10.7 million units for the six months ended June 30, 2006 and 2005, respectively.
     Recordable revenue includes revenue from sales of integrated encoder and decoder chips and chips sold together as a chipset. Recordable revenue was $0.7 million for the six months ended June 30, 2006, a decrease of $0.4 million, or 36.4%, from revenue of $1.1 million for the six months ended June 30, 2005, primarily due to lower ASP. For the six months ended June 30, 2006, ASP decreased by 7.5% from the six months ended June 30, 2005. We sold approximately 120,000 units and 175,000 units for the six months ended June 30, 2006 and 2005, respectively.
     Royalty revenue consists of royalty payments from MediaTek. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek was obligated to pay us royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million, the last of which was paid in the fourth quarter of 2005. Royalty revenue was $10.0 million for the six months ended June 30, 2005.
     Other revenue includes revenue from legacy products which includes sales of PC Audio, communication, consumer digital media and miscellaneous chips. Other revenue was $3.0 million for the six months ended June 30, 2006, representing an increase of $1.1 million, or 57.9%, from revenue of $1.9 million for the six months ended June 30, 2005, primarily due to higher ASP. For the six months ended June 30, 2006, ASP increased by 26.4% from six months ended June 30, 2005.
     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital Imaging revenue was $4.6 million for the six months ended June 30, 2006, decrease of $2.9 million, or 38.7%, from revenue of $7.5 million for the six months ended June 30, 2005. Lower revenue was primarily due to reduction in volume for our existing lower resolution product, which is sold to LG under a design win, and our lack of additional design wins in the lower resolution market. We have shifted our business strategy to focus on the development of higher resolution products, which bear considerable risk of success because these products are not yet in production and accepted into the market.
     International revenue accounted for almost all of net revenues for both the six months ended June 30, 2006 and 2005. Our international sales are denominated in U.S. dollars.
Gross Profit
     Gross profit was $3.1 million, or 5.5% of net revenues, for the six months ended June 30, 2006, compared to gross profit of $54,000 for the six months ended June 30, 2005. Results for the six months ended June 30, 2005 included a net $6.4 million inventory reserve related charge compared to a net inventory reserve release of $0.6 million for the six months ended June 30, 2006. Gross profit for the six months ended June 30, 2006 was adversely impacted by reduced unit volume of our products. Gross profit for the six months ended June 30, 2005 included $10.0 million of MediaTek royalty revenue at 100% gross margin. No royalty revenue was recognized for the six months ended June 30, 2006.
     For the six months ended June 30, 2006, the net inventory reserve release had a positive 1.0% impact on the gross margin. For the six months ended June 30, 2005, royalty revenue and the inventory reserve provision had a positive 4.5% impact on the gross margin.
     As a result of intense competition in our markets, we expect the overall ASP for all of our existing products to decline over their product life. We believe that in order to maintain or increase gross profit during the remainder of 2006, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.
Research and Development Expenses
     Research and development expenses were $19.5 million, or 34.9% of net revenues, for the six months ended June 30, 2006 compared to $16.6 million, or 18.6% of net revenues, for the six months ended June 30, 2005. The $2.9 million, or 17.5%, increase in research and development expenses for the six months ended June 30, 2006 was primarily due to $1.2 million increase in stock-based compensation expense related to SFAS 123(R), $1.2 million increase in accrued bonus expense, and $0.5 million increase in engineering test materials.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $15.0 million, or 26.9% of net revenues, for the six months ended June 30, 2006 compared to $18.7 million, or 21.0% of net revenues, for the six months ended June 30, 2005. The $3.7 million, or 19.8%, decrease in selling, general and administrative expenses for the six months ended June 30, 2006 was primarily due to $1.5 million decrease in outside commission due to lower revenue, $1.3 million decrease in legal expenses, $1.0 million decrease in salaries and fringe benefits expense due to lower headcount, $0.7 million decrease in amortization of intangible assets related to prior acquisitions, $0.2 million decrease in public relation expense, and partially offset by $1.2 million increase in stock-based compensation expense related to SFAS 123(R).
Non-operating Income, Net
     Net non-operating income was $1.4 million for the six months ended June 30, 2006 compared to net non-operating income of $0.7 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, net non-operating income mainly consisted of interest income of $1.7 million and other miscellaneous income of $0.2 million, partially offset by the write-down of our investments of $0.5 million. For the six months ended June 30, 2005, net non-operating income mainly consisted of interest income of $1.0 million and rental income of $0.3 million from Vialta, partially offset by the $0.6 million investment loss.
Income Taxes
     Our income tax benefit was $0.9 million for six months ended June 30, 2006 compared to $1.1 million tax expense for the six months ended June 30, 2005. The tax benefit for the six months ended June 30, 2006 was primarily the result of benefits recognized for U.S. net operating losses offset, in part, by foreign taxes. Our tax benefit for the six months ended June 30, 2006 also included a $0.4 million benefit related to the favorable resolution of a state tax audit. The tax provision for six months ended June 30, 2006 decreased relative to the six months ended June 30, 2005 primarily due to a lower tax expense related to our foreign operations.
STOCK-BASED COMPENSATION
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as an expense over the employee requisite service period. We previously applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123.
     We elected to adopt the modified prospective application method as provided by SFAS 123(R), the first day of our fiscal year 2006. In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     During the three months and six months ended June 30, 2006, we recorded stock-based compensation related to stock options of $1.2 million and $2.5 million, respectively. As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3.9 million and will be recognized over an estimated weighted average amortization period of 1.07 years.
     The compensation cost in connection with the employee stock purchase plan for the three months and six months ended June 30, 2006 was $47,000 and $101,000, respectively. There were 79,887 shares purchased under the employee stock purchase plan during both the three months and six months ended June 30, 2006.
     No stock-based compensation was capitalized as inventory at June 30, 2006. Due to the immateriality of grants related to manufacturing, we did not capitalize any stock-based compensation to inventory since January 1, 2006 when the provisions of SFAS 123(R) were initially adopted.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At June 30, 2006, we had cash, cash equivalents and short-term investments of $67.5 million and working capital of $33.3 million.
     Net cash used in operating activities was $29.0 million and $12.2 million for the six months ended June 30, 2006 and 2005, respectively. The net cash used in operating activities for the six months ended June 30, 2006 was primarily attributable to a net loss of $29.3 million, increases in inventories of $12.9 million, and partially offset by the decreases in other receivables of $4.5 million, depreciation and amortization of $4.1 million and stock-based compensation of $2.5 million. Inventories increased as we are building inventory of our recently introduced Phoenix family of DVD products in anticipation of increasing sales. The decrease in other receivables primarily relates to a decrease in receivables from a vendor to whom we provide raw materials. The net cash used in operating activities for the six months ended June 30, 2005 was primarily attributable to a net loss of $35.6 million and increases in accounts and other receivables of $8.9 million, partially offset by a decrease in inventories of $23.7 million and depreciation and amortization of $5.3 million. The increases in accounts and other receivables were due to the increase in other receivables from vendors to whom we provide raw materials. The decrease in inventories was due to lower production and the increase in inventory reserves.
     Net cash provided by investing activities was $16.9 million and $6.5 million for the six months ended June 30, 2006 and 2005, respectively. The net cash provided by investing activities for the six months ended June 30, 2006 was primarily attributable to the proceeds from sales of short-term investments of $31.4 million, partially offset by the purchase of short-term investments of $12.7 million and purchase of property, plant and equipment of $1.6 million. The net cash provided by investing activities for the six months ended June 30, 2005 was primarily attributable to the proceeds from sales of short-term investments of $52.7 million, partially offset by the purchase of short-term investments of $44.3 million and purchase of property, plant and equipment of $2.3 million.
     Net cash used by financing activities was $1.4 million for the six months ended June 30, 2006 and net cash provided by financing activities was $0.4 million for the six months ended June 30, 2005. The net cash used by financing activities for the six months ended June 30, 2006 was primarily attributable to the repurchase of common stock of $1.6 million, and partially offset by the proceeds from issuance of common stock under employee stock purchase plan of $0.2 million. The net cash provided by financing activities for the six months ended June 30, 2005 was attributable to the proceeds from the issuance of common stock under stock option plans and employee stock purchase plan of $0.4 million.
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
     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be approximately between $4.0 million to $5.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of June 30, 2006, together with funds expected to be generated by future operations, and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.
Contractual Obligations, Commitments and Contingencies
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of June 30, 2006:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In thousands)
Operating lease obligations	$2,624	$1,715	$893	$16	—
Purchase obligations	22,764	22,764	—	—	—

Total	$25,388	$24,479	$893	$16	—

     As of June 30, 2006, our commitments to purchase inventory from the third-party contractors aggregated approximately $15.2 million of which approximately $2.3 million was non cancelable purchase order commitments that we have recorded as accrued expenses. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of June 30, 2006, commitments under these arrangements totaled $7.6 million. There are no material commitments for these arrangements extending beyond 2009.
     We are not a party to any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) other than the operating lease obligations listed above.

     The total rent expense under all operating leases was approximately $342,000 and $144,000 for the three months ended June 30, 2006 and 2005, respectively. The total rent expense under all operating leases was approximately $669,000 and $379,000 for the six months ended June 30, 2006 and 2005, respectively.
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
Foreign Exchange Risks
     We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have operations in China, Europe, Taiwan, Hong Kong and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through June 30, 2006 we have not experienced any material negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of June 30, 2006, the analysis indicated that these hypothetical market movements would not have a material effect. We have not entered into any currency hedging activities.
Interest Rate Risks
     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. For instance, one percentage point decrease in interest rates would result in approximately a $0.7 million decrease in our interest income on an annual basis. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the short-term investments have been classified as available-for-sale, and on June 30, 2006, the fair market value of our investments approximated their costs.
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
Item 4. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2006, and (ii) there were no change in internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. The parties are currently negotiating a revised schedule for continuing discovery and resetting a trial date in this action.
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
Item 1A. Risk Factors
Our business is highly dependent on the expansion of the consumer electronics market and our ability to respond to changes in such market.
     Our focus has been developing products primarily for the consumer electronics market. To succeed in this market, due to the short life-cycle of the products in this market, we need to timely identify market opportunities and capitalize on these opportunities to become a leader in these product areas. Historically, we have been able to respond to market trends, identify key products and become the market leader for such products. To continue to succeed in our marketplace, we need to be able to identify the next key products in our marketplace and become the market leader for such products. Currently, our sales of video system processor chips to the DVD and VCD player markets in the Video business, and Digital Imaging products in the Digital Imaging business account for a majority of our revenues. We expect these products will continue to account for a significant portion of our net revenues for the foreseeable future. Given the current economic environment, consumer spending on DVD players and cellular camera phones may not increase as expected or may even weaken or fall. Due to declines in the VCD market demand caused by cannibalization by low-price DVD products, we have entered into a certain license arrangement for our VCD products. Lastly, due to reduction in volume demand of our lower resolution products in the second quarter of 2006, we changed our Digital Imaging strategy considerably, dropping lower resolution image sensors to focus on higher resolution opportunities. There can be no assurance this new strategy will be successful, consequently we continue to consider and evaluate alternative strategies for our Digital Imaging business, as well as for our other businesses. We have historically and we expect to continue to evaluate our strategies in our businesses to ensure that we focus on the technologies and markets that will provide us the best opportunities for the future. Nonetheless, our strategy in these new markets may not be successful. If the markets for these products and applications decline or fail to develop as expected, or if we are not successful in our efforts to market and sell our products to manufacturers who incorporate our chip into their products, it could have a material adverse effect on our business financial conditions and results of operations.
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
     The following factors may affect our ability to compete in our highly competitive markets:
•	The timing and success of our new product introductions and those of our customers and competitors;

•	The timely shipment of new products of our Video business, including the new Phoenix, LMX and HDMI lines of DVD products, an integrated servo DVD product and an integrated RF DVD product;

•	The ability to control product cost and produce consistent yield of our products;

•	The timely shipment of new products of our Digital Imaging business, including our new 4T System-on-Chip (“SOC”) 1.3 Megapixel sensor chip, our new 4Ts SOC 3.2 Megapixel sensor chip, and our new VGA SOC sensor chip;

•	The ability to obtain adequate foundry capacity and sources of raw materials;

•	The price, quality and performance of our products and the products of our competitors;

•	The emergence of new multimedia standards;

•	The development of technical innovations;

•	The rate at which our customers integrate our products into their products;

•	The number and nature of our competitors in a given market; and

•	The protection of our intellectual property rights.

To compete in our industry, we may need to acquire other companies and technologies and/or restructure our businesses, and we may not be successful acquiring key targets, integrating our acquisitions into our businesses or restructure our businesses effectively.
     We believe the semiconductor industry is experiencing a general industry consolidation. To remain competitive, a semiconductor company must be able to offer high-demand products and renew its offerings in a timely manner. In order to meet such a high turn over in product offerings, in addition to our own research and development of new products, we regularly consider strategic additions or deletions of our product offerings to enhance our strategic positions. There may be obsolete technologies that we need to salvage to align our cost structure efficiently and there may be new technologies that we need to acquire or license in order to remain competitive. To remain competitive in this rapidly changing market, we need to constantly update our product offering and realign our cost structure to bring to the market more sophisticated and cost-effective products. However, we may not be able to identify and consummate suitable acquisitions and investments effectively. Conversely, we may not be able to restructure and realign our businesses effectively. Strategic transactions carry risks that could have a material adverse effect on our business, financial condition and results of operations, including:
•	The failure of the acquired products or technology to attain market acceptance, which may result from our inability to leverage such products and technology successfully;

•	The failure to integrate acquired products and business with existing products and corporate culture;

•	The inability to restructure or realign our businesses effectively and cost-efficiently;

•	The inability to retain key employees from the acquired company;

•	Diversion of management attention from other business concerns;

•	The potential for large write-offs of intangible assets;

•	Issuances of equity securities dilutive to our existing shareholders;

•	The incurrence of substantial debt and assumption of unknown liabilities; and

•	Our ability to properly access and maintain an effective internal control environment over an acquired company in order to comply with public reporting requirements.
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
     Historically, our quarterly operating results have fluctuated significantly. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in a particular future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:
•	Charges related to the net realizable value of inventories;

•	Changes in demand or sales forecast for our products;

•	Changes in the mix of products sold and our revenue mix;

•	Changes in the cost of producing our products;

•	The timely implementation of customer-specific hardware and software requirements for specific design wins;

•	Increasing pricing pressures and resulting reduction in the ASP of any or all of our products;

•	Availability and cost of foundry capacity;

•	Gain or loss of significant customers;

•	Seasonal customer demand;

•	The cyclical nature of the semiconductor industry;

•	The timing of our and our competitors’ new product announcements and introductions and the market acceptance of new or enhanced versions of our and our customers’ products;

•	The timing of significant customer orders;

•	Charges related to the impairment of other intangible assets;

•	Loss of key employees which could impact sales or the pace of product development;

•	The “turns” basis of most of our orders, which makes backlog a poor indicator of the next quarter’s revenue;

•	The potential for large adjustments due to resolution of multi-year tax examinations;

•	The lead time we normally receive for our orders, which makes it difficult to predict sales until the end of the quarter;

•	Availability and cost of raw materials;

•	Significant increases in expenses associated with the expansion of operations; and

•	A shift in manufacturing of consumer electronic products away from Asia.
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
     As a result of our acquisitions such as Pictos, we currently purchase custom inventories for certain of our product lines such as image sensor modules for camera enabled cellular phones. These custom inventories are highly tailored to each customer’s specifications. In the event that these customers reduce or cancel their orders for these products, we may not be able to re-sell the custom inventories to any of our other customers. We may also be forced to write off such custom inventories, which may result in a material adverse effect on our business, financial condition and results of operations.
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
     Some of our significant projects include the development of a next generation technology. For the Video business, this includes the next generation of DVD chip that will incorporate BluRay and High-Definition DVD (“HD-DVD”) technology. This family of products will require a new architecture and a complete SOC design, which is extremely complex and may not ultimately be feasible. For the Digital Imaging business, this includes the development of four transistor (4T) and shared four transistor (S4T) technology and the integration of the image sensor with the image processor on a single, integrated chip (SOC or UniMegaxel or UniVGA products). If we are unable to successfully develop these next generation chips, or complete other significant research and development projects, our business, financial condition and results of operations could be materially adversely affected.
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
     Our success depends to a significant degree upon the continued contributions of our top management Fred S.L. Chan, our Chairman of the Board, and Robert L. Blair, our President and Chief Executive Officer (“CEO”). In the past, Mr. Chan has served as our President and CEO in addition to being our Chairman of the Board. Mr. Chan is critical to maintaining many of our key relationships with customers, suppliers and foundries in Asia. The loss of the services of Mr. Chan, Mr. Blair, or any of our other key executives including our Chief Financial Officer could adversely affect our business. We may not be able to retain our other key personnel and searching for key personnel replacements could divert the attention of other senior management and increase our operating expenses. We currently do not maintain any key person life insurance.
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
     Sales through our largest distributor FE Global (a Singapore-based company) were approximately 36% each of our net revenues for three months ended June 30, 2006 and 2005, respectively. FE Global is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, FE Global has rights of return for unsold products and rights to pricing allowances to compensate for rapid, unexpected price changes. Therefore, we do not recognize revenue until FE Global sells through to our end-customers. If our relationship with FE Global deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from FE Global. In the future, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace FE Global as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace FE Global in a timely manner or if a replacement were found that the new distributor would be as effective as FE Global in generating revenue for us.
Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.
     A substantial portion of our net revenues has been derived from sales to a small number of customers. During the three months ended June 30, 2006, sales to our top five end-customers across business segments (including end-customers that buy our products from our largest distributor FE Global) accounted for approximately 56% of our net revenues. In 2005 we entered into an exclusive license agreement with a third party, pursuant to which our VCD products are distributed in China and India. This risk is also acute in our Digital Imaging business, which currently has few customers and low sales volume. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.
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
     Substantially all of our sales are to customers (including distributors) in China, Hong Kong, Taiwan, Korea, Japan, Indonesia, Turkey and Singapore. During the three months ended June 30, 2006, sales to customers in China, Hong Kong, and Korea were approximately 77% of our net revenues. If our sales in one of these countries or territories, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:
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
     We rely on independent foundries to manufacture all of our products. Substantially all of our products are currently manufactured by Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”), United Microelectronics Corporation (“UMC”), and other independent Asian foundries in Asia. Our reliance on these or other independent foundries involves a number of risks, including:
•	possibility of an interruption or loss of manufacturing capacity;

•	Reduced control over delivery schedules, manufacturing yields and costs; and

•	The inability to reduce our costs as rapidly as competitors who perform their own manufacturing and who are not bound by volume commitments to subcontractors at fixed prices.
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

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced	Under
Period	Shares Purchased	Share	Programs	Programs(1)
April 1, 2006 — April 31, 2006	—	$—	—	4,400,000
May 1, 2006 — May 31, 2006	—	—	—	4,400,000
June 1, 2006 — June 30, 2006	—	—	—	4,400,000

Total	—	$—	—

(1)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5,000,000 shares of our common stock. During the quarter ended June 30, 2006, we did not purchase any shares under this program. As of June 30, 2006, we had approximately 4,400,000 shares remaining available for repurchase under this program. There is no stated expiration for this program.
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

ESS TECHNOLOGY, INC. (Registrant)
Date: August 9, 2006	By:	/s/ Robert L. Blair
Robert L. Blair
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ James B. Boyd
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