Form 10-Q
period 2006-09-30
ESS TECHNOLOGY INC
filed 2006-11-09
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2006.
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
Yes ☐ No ☑
     As of November 3, 2006 the registrant had 39,222,187 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
Cash and cash equivalents	$31,902	$68,630
Short-term investments	10,970	31,092
Accounts receivable, net	15,289	14,990
Other receivables	2,139	5,795
Inventories	16,732	12,477
Prepaid expenses and other assets	2,307	4,241

Total current assets	79,339	137,225
Property, plant and equipment, net	18,190	21,133
Intangible assets, net	—	795
Investments and other assets	12,116	12,688

Total assets	$109,645	$171,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$23,820	$35,916
Income tax payable and deferred income taxes	24,385	42,591

Total current liabilities	48,205	78,507

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	179,587	177,545
Accumulated other comprehensive income	11	286
Accumulated deficit	(118,158)	(84,497)

Total shareholders’ equity	61,440	93,334

Total liabilities and shareholders’ equity	$109,645	$171,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net revenues
Product	$23,190	$43,588	$79,142	$122,842
Royalty	4	5,000	4	15,000

Total net revenues	23,194	48,588	79,146	137,842
Cost of product revenues	27,219	43,047	80,095	132,248

Gross profit (loss)	(4,025)	5,541	(949)	5,594
Operating expenses:
Research and development	8,691	8,738	28,229	25,334
Selling, general and administrative	7,567	8,456	22,612	27,161

Operating loss	(20,283)	(11,653)	(51,790)	(46,901)
Non-operating income, net	505	451	1,863	1,146

Loss before income taxes	(19,778)	(11,202)	(49,927)	(45,755)
Provision for (benefit from) income taxes	(15,411)	(106)	(16,265)	974

Net loss	$(4,367)	$(11,096)	$(33,662)	$(46,729)

Net loss per share — basic and diluted	$(0.11)	$(0.28)	$(0.86)	$(1.18)

Shares used in per share calculation — basic and diluted	39,177	39,806	39,150	39,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(33,662)	$(46,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,795	4,482
Amortization of intangible assets	795	3,352
Loss on long-term investments	534	678
Loss (gains) on disposal of property, plant and equipment	(241)	44
Stock-based compensation	3,441	20
Changes in assets and liabilities:
Accounts receivables, net	(299)	(1,959)
Other receivables	3,656	(3,670)
Inventories	(4,255)	34,447
Prepaid expenses and other assets	1,909	108
Accounts payable and accrued expenses	(12,096)	(9,377)
Income tax payable and deferred income taxes	(18,048)	1,331

Net cash used in operating activities	(53,471)	(17,273)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,852)	(3,607)
Sale of property, plant and equipment	241	—
Purchase of short-term investments	(13,154)	(63,018)
Sale of short-term investments	33,365	74,356
Purchase of long-term investments	—	(282)
Purchase of intangible assets	(458)	—
Refund of acquisition consideration under escrow	—	630

Net cash provided by investing activities	18,142	8,079

Cash flows from financing activities:
Issuance of common stock under employee stock option plans and employee stock purchase plan	210	446
Repurchase of common stock	(1,609)	—

Net cash provided by (used in) financing activities	(1,399)	446

Net increase (decrease) in cash and cash equivalents	(36,728)	(8,748)
Cash and cash equivalents at beginning of period	68,630	41,527

Cash and cash equivalents at end of period	$31,902	$32,779

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,363	$—
Cash refund for income taxes	$698	$491
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF BUSINESS
     We were incorporated in California in 1984 and became a public company in 1995. We operate in two segments: the Video segment and the Digital Imaging segment.
     In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products. In our Digital Imaging business, we design, develop and market highly integrated imaging sensor chips. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.
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
Impact of the Adoption of SFAS 123(R)
     We elected to adopt the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recorded under SFAS 123(R) for the three months ended and nine months ended September 30, 2006 were $0.9 million and $3.4 million, respectively. Stock-based compensation expense recorded during the three months and nine months ended September 30, 2005 was not significant.

     The effect of recording stock-based compensation for 2006 was as follows (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2006
	(in thousands)
Stock-based compensation expense by type of award:
Employee stock options:
Cost of product revenues	$46	$176
Research and development	444	1,646
Selling, general and administrative	365	1,478
Employee stock purchase plan:
Selling, general and administrative	40	141

Total stock-based compensation	895	3,441
Tax effect on stock-based compensation	—	—

Net effect on net loss	$895	$3,441

Effect on earnings per share — basic and diluted	$0.02	$0.09
     As of January 1, 2006, we had an unrecorded deferred stock-based compensation cost related to stock options of $6.9 million before estimated forfeitures. In our pro forma disclosures prior to the adoption of SFAS 123(R), we accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, we estimated that the stock-based compensation for the awards not expected to vest was $0.7 million and, therefore, the unrecorded deferred stock-based compensation cost related to stock options was adjusted to $6.2 million after estimated forfeitures.
     During the nine months ended September 30, 2006, we granted approximately 231,000 stock options with an estimated total grant-date fair value of $328,000 after estimated forfeitures. As of September 30, 2006, total unrecognized stock-based compensation cost related to stock options was $3.2 million, which will be recorded as compensation expense over an estimated weighted average period of one year.
     No stock-based compensation cost have been capitalized as inventory at September 30, 2006.
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
     Stock-based compensation expense recognized in the consolidated statement of operations for the three months and nine months ended September 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the prior periods, the Company accounted for forfeitures as they occurred. The estimated forfeitures rate was determined based upon historical forfeitures.
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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Stock option plans:
Expected life (in years)	4.0	4.0	4.0	4.0
Expected stock price volatility	70%	83%	71%	84%
Risk-free interest rate	4.8%	3.8%	4.6%	3.7%
Expected dividend yield	0%	0%	0%	0%
Stock purchase plan:
Expected life (in years)	0.5	0.5	0.5	0.5
Expected stock price volatility	72%	83%	72%	83%
Risk-free interest rate	5.0%	3.0%	5.0%	3.0%
Expected dividend yield	0%	0%	0%	0%
     The above valuation factors for the stock purchase plan reflect only the factors used to calculate the fair value of shares granted during the three months and nine months ended September 30, 2006 and September 30, 2005. The shares granted during these periods were those granted on the first day of the purchase period beginning May 2006 and the first day of the purchase period beginning May 2005, respectively.
     We have several equity incentive plans that are intended to attract and retain qualified management, technical and other employees, and to align stockholder and employee interests. These equity incentive plans provide that non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Through September 30, 2006, we have only granted stock options under our various plans. These stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of our common stock at the grant date.
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
	Available		Weighted	Average	Aggregate
	for	Options	Average	Contractual	Intrinsic
	Grant	Outstanding	Exercise Price	Term	Value
	(in thousands)			(in years)	(in thousands)
Balances at December 31, 2003	4,441	8,566	$9.58
Authorized	400	—	—
Granted	(2,055)	2,055	12.03
Exercised	—	(275)	5.76
Forfeited	4,784	(4,784)	13.53

Balances at December 31, 2004	7,570	5,562	$7.29
Granted	(5,284)	5,284	4.06
Exercised	—	(52)	3.86
Forfeited	1,041	(1,041)	7.73
Expired	(84)	—	—

Balances at December 31, 2005	3,243	9,753	$5.51
Granted	(231)	231	2.69
Exercised	—	(6)	2.66
Forfeited	505	(505)	5.48
Expired	760	(760)	5.67
Expired — 95 Plan	—	(45)	4.94

Balances at September 30, 2006	4,277	8,668	$5.43

Fully vested and exercisable at September 30, 2006		6,585	$5.63	6.23	$23
Expected to vest at September 30, 2006		1,960	$4.82	6.73	$—

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $0.92 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 26,146.
     The weighted average grant date fair value of options, as determined under SFAS 123(R), granted during the three months and nine months ended September 30, 2006 were $0.95 and $1.69 per share. The total intrinsic value of options exercised during the three months and nine months ended September 30, 2006 were $0 and $7,000. The total cash received from employees as a result of employee stock option exercises during the three months and nine months ended September 30, 2006 were $0 and $17,000. In connection with these exercises, we realized no tax benefits for the three months ended September 30, 2006.
     We settle employee stock option exercises with newly issued common shares.
Employee Stock Purchase Plan
     Our 1995 Employee Stock Purchase Plan provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase our common stock. The employee’s purchase price is the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The employee stock purchase plan provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. Stock-based compensation expense in connection with the plan for the three months and nine months ended September 30, 2006, were $40,000 and $141,000. There were no shares purchased under the plan during the three months ended September 30, 2006. As of September 30, 2006, 1,425,000 shares were authorized for issuance under the plan and 1,212,877 shares have been issued.
Prior to the Adoption of SFAS 123(R)
     Prior to the adoption of SFAS 123(R), we provided the disclosures required under SFAS 123. The pro forma information for the three months ended and nine months ended September 30, 2005 was as follows (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss — as reported	$(11,096)	$(46,729)
Stock based compensation expense related to non-employees included in reported net loss	—	20
Stock based compensation determined under fair value based method for all awards, net of tax	(1,691)	(7,170)

Pro forma net loss	$(12,787)	$(53,879)

Net loss per share — basic and diluted:
As reported	$(0.28)	$(1.18)
Pro forma	$(0.32)	$(1.36)
NOTE 4. INTANGIBLE ASSETS
     The following table summarizes the activities in intangible assets for the nine months ended September 30, 2006.

	December 31,		September 30,
	2005	Amortization	2006
		(in thousands)
Intangible assets	$795	$(795)	$—

     Acquired intangible assets by categories as of September 30, 2006 and December 31, 2005 consist of the following:

	Gross	Accumulated Amortization
	Carrying	September 30,	December 31,
	Amounts	2006	2005
	(in thousands)
Amortized intangible assets:
Existing technology	$3,600	$3,600	$3,070
Patents and core technology	1,800	1,800	1,535
Customer relationships	1,080	1,080	1,080
Distributor relationships	90	90	90
Foundry agreement	930	930	930
Order backlog	350	350	350

Total identifiable intangible assets	$7,850	$7,850	$7,055

     Intangible assets were amortized over estimated useful lives of between 6 months and 3 years. No amortization expense was recorded for the three months ended September 30, 2006 and amortization expense was $1.0 million for the three months ended September 30, 2005. Amortization expense was $0.8 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively.
NOTE 5. BALANCE SHEET COMPONENTS

	September 30,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$17,480	$39,706
U.S. government and corporate debt securities	14,422	28,924

	$31,902	$68,630

Short-term investments:
U.S. government and corporate debt securities	$11,018	$31,231
Unrealized gain on marketable securities, net	(48)	(139)

	$10,970	$31,092

Accounts receivable, net:
Accounts receivable	$15,678	$15,439
Less: Allowance for doubtful accounts	(389)	(449)

	$15,289	$14,990

Other receivables:
Receivable from vendor	$—	$4,993
Receivable from Vialta	—	20
Insurance	1,752	581
Other	387	201

	$2,139	$5,795

Inventories:
Raw materials	$3,775	$3,048
Work-in-process	482	2,527
Finished goods	12,475	6,902

	$16,732	$12,477

Prepaid expenses and other assets:
Insurance	$513	$724
Maintenance	440	813
Prepaid inventory	—	1,012
Prepaid royalty	687	904
Other	667	788

	$2,307	$4,241

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	24,706	24,640
Machinery and equipment	37,245	36,776
Furniture and fixtures	23,617	23,295

	88,428	87,571
Less: Accumulated depreciation and amortization	(70,238)	(66,438)

	$18,190	$21,133

Investments and other assets:
Investments — Best Elite	$10,000	$10,000
Investments — other	1,333	2,388
Other	783	300

	$12,116	$12,688

Accounts payable and accrued expenses:
Accounts payable	$10,317	$16,116
Accrued compensation costs	6,276	5,667
Accrued commission and royalties	951	1,740
Deferred revenue related to distributor sales, net of deferred cost of goods sold	645	552
Non-cancelable, adverse purchase order commitments	2,293	8,468
Other accrued liabilities	3,338	3,373

	$23,820	$35,916

NOTE 6. WARRANTY
     We include warranty reserve in other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of product revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table summarizes the activity in the product warranty accrual for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Beginning balance	$359	$480	$506	$324
Accruals(releases) for warranties issued during the period	(28)	108	(10)	447
Settlements made during the period	(40)	(26)	(205)	(209)

Ending balance	$291	$562	$291	$562

NOTE 7. MARKETABLE SECURITIES

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2006	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$2,673	$—	$—	$2,673
Corporate debt securities	19,553	32	—	19,585
Corporate equity securities	1,233	101	—	1,334
U.S. Government agency bonds	5,868	—	(62)	5,806

Total available-for-sale	$29,327	$133	$(62)	$29,398

Classified as:
Cash equivalents				$17,094
Short-term marketable securities				10,970
Long-term marketable securities				1,334

				$29,398

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$24,016	$—	$—	$24,016
Municipal bonds	21,159	—	—	21,159
Corporate debt securities	28,917	7	—	28,924
Corporate equity securities	1,486	621	—	2,107
U.S. Government agency bonds	10,079	—	(146)	9,933

Total available-for-sale	$85,657	$628	$(146)	$86,139

Classified as:
Cash equivalents				$52,940
Short-term marketable securities				31,092
Long-term marketable securities				2,107

				$86,139

     The contractual maturities of debt securities classified as available-for-sale as of September 30, 2006, regardless of the consolidated balance sheet classification are as follows:

September 30, 2006	Estimated Fair Value
(In thousands)
Maturing 90 days or less from purchase	$14,421
Maturing between 90 days and one year from purchase	2,550
Maturing more than one year from purchase	8,420

Total available-for-sale debt securities	$25,391

     Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the three months ended and nine months ended September 30, 2006 and 2005 were not material to our financial position or results of operations.
NOTE 8. OTHER COMPREHENSIVE LOSS
     The following table reconciles net loss to total comprehensive loss for the three months ended and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net loss	$(4,367)	$(11,096)	$(33,662)	$(46,729)
Change in unrealized gain (loss) on marketable securities and long-term investments	130	459	(275)	699

Total comprehensive loss	$(4,237)	$(10,637)	$(33,937)	$(46,030)

NOTE 9. NON-OPERATING INCOME, NET
     The following table lists the major components of non-operating income for the three months ended and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Interest income	$499	$472	$2,196	$1,484
Gain (loss) on investments	—	—	(534)	(576)
Vialta rental income	—	63	17	315
Other	6	(84)	184	(77)

Total non-operating income	$505	$451	$1,863	$1,146

NOTE 10. INCOME TAXES
     We recorded an income tax benefit of $15.4 million for the three months ended September 30, 2006 and an income tax benefit of $0.1 million for the three months ended September 30, 2005. The tax benefit for the current quarter was higher than the pre-tax loss at the federal statutory rate of 35% primarily due a favorable tax adjustment of $14.9 million from the release of contingencies where there was an expiration of statutes of limitations during the quarter offset, in part, by foreign taxes and losses in jurisdictions for which no tax benefit was recorded.
NOTE 11. NET LOSS PER SHARE
     For all periods presented, the reported net losses were used in the calculation of basic and diluted loss per share. As we incurred net losses for the three months and nine months ended September 30, 2006, the effect of dilutive securities (in-the-money stock options) of approximately 26,000 equivalent shares and 28,000 equivalent shares, respectively, have been excluded from the calculation of dilutive net loss per share because they were anti-dilutive. As we incurred net losses for the three months and nine months ended September 30, 2005, the effect of dilutive securities (in-the-money stock options) of approximately 56,000 equivalent shares and 214,000 equivalent shares, respectively, have been excluded from the calculation of dilutive net loss per share because they were anti-dilutive.

     For the three months and nine months ended September 30, 2006, there were options to purchase approximately 8.9 million and 9.3 million shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net loss per share as they were anti-dilutive. For the three months and nine months ended September 30, 2005, there were options to purchase approximately 9.3 million and 5.3 million shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net loss per share as they were anti-dilutive.
NOTE 12. BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF CERTAIN RISKS
Business Segment
     We operate in two reportable business segments: the Video segment and the Digital Imaging segment. In the Video segment, we primarily develop and market digital processor chips which are the primary processors driving digital video and audio devices, including DVD, VCD, consumer digital audio players, and digital media players. The Video segment continues to sell certain legacy products we have in inventory including chips for use in digital video recorders, recordable DVD players, modems, other communication devices, and PC audio products. Our Digital Imaging segment develops and markets imaging sensor chips for cellular camera phone applications.
     The following table summarizes the percentages of revenues by major product category for the three months ended and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Video Business:
DVD	76%	50%	68%	55%
VCD	15%	15%	19%	18%
Recordable products	1%	3%	1%	2%
Royalty	—	10%	—	11%
Other	8%	3%	6%	2%

Total Video Business	100%	81%	94%	88%
Digital Imaging Business	0%	19%	6%	12%

Total	100%	100%	100%	100%

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
     We evaluate operating segment performance based on net revenues and operating income of our segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies in our Annual Report on Form 10-K. Information about reported segments follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Segment net revenues:
Video	$23,232	$39,202	$74,626	$120,975
Digital Imaging	(38)	9,386	4,520	16,867

Total net revenues	$23,194	$48,588	$79,146	$137,842

Segment operating loss:
Video	$(14,356)	$(3,303)	$(31,625)	$(15,554)
Digital Imaging	(2,524)	(4,199)	(10,473)	(19,220)

Total segment operating loss	(16,880)	(7,502)	(42,098)	(34,774)
Unallocated corporate expenses	(3,403)	(4,151)	(9,692)	(12,127)

Operating loss	$(20,283)	$(11,653)	$(51,790)	$(46,901)

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
     During each of the three months ended September 30, 2006 and 2005, FE Global accounted for approximately 30% and 34%, respectively, of our net revenues. During the nine months ended September 30, 2006 and 2005, FE Global accounted for approximately 31% and 39%, respectively, of our net revenues.
     During the three months ended September 30, 2006, in addition to FE Global, LG International Corporation (“LG”), Samsung Electronics Company (“Samsung”) and SLHK Limited (a subsidiary of Hangzhou Silan Microelectronics Joint-Stock Co. Ltd) (“SLHK”) were each 10% or greater customers, accounting for approximately 19%, 17%, and 10% of our net revenue, respectively. During the three months ended September 30, 2005, in addition to FE Global, LG was also a 10% or greater customer, accounting for 23% of net revenue. During the nine months ended September 30, 2006, in addition to FE Global, LG, Samsung, SLHK, and Universe Electron Corporation (“UEC”) accounted for approximately 16%, 13%, 12% and 10% of our net revenue, respectively. During the nine months ended September 30, 2005, in addition to FE Global, LG was also a 10% or greater customer, accounting for 14% of our net revenue.
     As of September 30, 2006 and 2005 FE Global accounted for approximately 38% and 55%, respectively, of our gross trade accounts receivable. In addition to FE Global, LG and UEC each accounted for approximately 21% and 10% of trade accounts receivable, respectively. As of September 30, 2005, in addition to FE Global, LG accounted for approximately 12% of trade accounts receivable.
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
     Our Chairman of the Board of Directors, Fred S.L. Chan, is the chairman of Vialta and acquired Vialta through a going-private transaction in October 2005. In addition to the lease we had with Vialta, we have also sold semiconductor products and provided certain services to Vialta. The following is a summary of major transactions between Vialta and us for the periods presented:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Product sold to Vialta	$—	$—	$—	$12
Lease charges to Vialta	—	63	15	315
Other charges, net	(1)	1	(1)	5

Total charges to Vialta, net of charges from Vialta	$(1)	$64	$14	$332

	As of
	September 30, 2006	December 31, 2005
	(In thousands)
Receivable from Vialta	$—	$20

NOTE 14. COMMITMENTS AND CONTINGENCIES
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of September 30, 2006:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In thousands)
Operating lease obligations	$1,735	$811	$924	$—	$—
Purchase obligations	16,374	16,374	—	—	—

Total	$18,109	$17,185	$924	$—	$—

     As of September 30, 2006, our commitments to purchase inventory from the third-party contractors aggregated approximately $8.6 million of which approximately $2.3 million was non-cancelable purchase order commitments that we have recorded as accrued expenses. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of September 30, 2006, commitments under these arrangements totaled $7.8 million. There are no material commitments for these arrangements extending beyond 2009.
     We are not a party to any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) other than the operating lease obligations listed above.
     The total rent expense under all operating leases was approximately $369,000 and $329,000 for the three months ended September 30, 2006 and 2005, respectively. The total rent expense under all operating leases was approximately $1,038,000 and $709,000 for the nine months ended September 30, 2006 and 2005, respectively.
     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of September 30, 2006.
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
Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. The parties have negotiated a revised schedule for continuing discovery and resetting a trial date in this action and are awaiting the Court’s approval of their stipulation.

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
     On October 4, 2006, Ali Corporation (“Ali”) filed a lawsuit in Alameda County Superior Court against us alleging claims for breach of contract, common counts, quantum meruit, account stated and for an open book account. All of the claims arise from a Joint Development Agreement between us and Ali originally entered into on December 14, 2001 and subsequently amended on several occasions. Ali’s complaint seeks damages in the amount of $2.5 million. We have answered Ali’s complaint. Discovery has not yet commenced, and no trial date has been set.
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
NOTE 15. STOCK REPURCHASE
     We did not repurchase any shares during the three months ended September 30, 2006. During the nine months ended September 30, 2006 we repurchased 473,000 shares for approximately $1.6 million. As of September 30, 2006 an aggregate of 4,400,000 shares remain available for repurchase, all of which were authorized under the stock repurchase program announced on April 16, 2003. There is no stated expiration for this program.
NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for us beginning in the first quarter of 2007. We are evaluating the impact this statement will have on our consolidated financial statements.
     In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is Gross versus Net Presentation)” (“EITF No. 06-03”). We are required to adopt the provisions of EITF No. 06-03 beginning its fiscal year 2007. We do not expect the provisions of EITF No. 06-03 to have a material impact on the ours consolidated financial position, results of operations or cash flows.
     In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within

SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We will be required to adopt this interpretation by December 31, 2006. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.
     In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.
NOTE 17. SUBSEQUENT EVENTS
     On September 18, 2006, we announced a plan to reorganize our operations. We will evaluate alternatives to maximize the value of our standard DVD business. In connection with this strategy, on November 3, 2006, we entered into the DVD Technology License Agreement with Hangzhou Silan Microelectronics Co., Ltd. (“Silan”). Pursuant to that agreement, we granted a permanent, irrevocable license to Silan for certain technologies related to our DVD products. In exchange for such a license, Silan agreed to pay initial license fees of $3.75 million over the course of the first year and an ongoing royalty stream based on profits and unit volume of up to a maximum of $20 million or six and one half years, whichever occurs first.
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
EXECUTIVE OVERVIEW
     We were incorporated in California in 1984 and became a public company in 1995. We currently operate in two segments: the Video segment and the Digital Imaging segment.
     In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips are the primary processors driving digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products, although we no longer invest in these product lines. In our Digital Imaging business, we design, develop and market highly integrated imaging sensor chips. We focus on our design and development strengths and outsource all of our chip fabrication and assembly as well as the majority of our test operations.
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

     On September 18, 2006, we announced a plan to reorganize our operations. We will evaluate alternatives to maximize the value of our standard DVD business. In connection with this strategy, on November 3, 2006, we entered into a licensing agreement with Hangzhou Silan Microelectronics Co., Ltd. (“Silan”). Pursuant to that agreement, we granted a permanent, irrevocable license to Silan for certain technologies related to our DVD products. In exchange for such a license, Silan agreed to pay initial license fees of $3.75 million over the course of the first year and an ongoing royalty stream based on profits and unit volume of up to a maximum of $20 million or six and one half years, whichever occurs first.
     In addition, on September 18, 2006, we announced that we would begin to look for business partners or acquirers for our high definition BluRay DVD business and our camera phone business. In connection with this reorganization, we announced a reduction in our worldwide headcount of approximately 25% or 101 positions across multiple divisions effective immediately. The total charges for the restructuring were approximately $676,000 for severance payments and other miscellaneous costs, which were paid and expensed in the three months ended September 30, 2006 and resulted in cash expenditures of that amount in the three months ended September 30, 2006.
     On September 18, 2006, we also announced that we had released $14.9 million of our tax reserves which positively impacted earnings through a tax benefit during the three months ended September 30, 2006.
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to January 1, 2006 we accounted for stock-based compensation awards in accordance with APB 25. We have chosen to implement SFAS 123(R) using the modified prospective method. Under this method, periods prior to January 1, 2006 are not restated to reflect stock-based compensation using a fair value method. Stock-based compensation expense recognized under SFAS 123(R) for the three months and nine months ended September 30, 2006 were $0.9 million and $3.4 million, respectively.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended September 30,
	2006		2005
		(In thousands)
Net revenues	$23,194	100.0%	$48,588	100.0%
Cost of product revenues	27,219	117.4	43,047	88.6

Gross profit (loss)	(4,025)	(17.4)	5,541	11.4
Operating expenses:
Research and development	8,691	37.5	8,738	18.0
Selling, general and administrative	7,567	32.6	8,456	17.4

Operating loss	(20,283)	(87.5)	(11,653)	(24.0)
Non-operating income, net	505	2.2	451	0.9

Loss before income taxes	(19,778)	(85.3)	(11,202)	(23.1)
Provision for (benefit from) income taxes	(15,411)	(66.4)	(106)	(0.2)

Net loss	$(4,367)	(18.9)%	$(11,096)	(22.9)%

Net Revenues
     Net revenues were $23.2 million for the three months ended September 30, 2006, a decrease of $25.4 million, or 52.3%, compared to $48.6 million, for the three months ended September 30, 2005, due to decreased revenues in all product categories of the Video and Digital Imaging businesses. In addition, there was no royalty payment from MediaTek for the three months ended September 30, 2006. Royalty revenue was $5.0 million for the three months ended September 30, 2005.

     The following table summarizes percentage of net revenues by our two business segments and their major product categories:

	Three Months Ended September 30,		Q3 06 over Q3 05
	2006	2005	% of Change
Video Business:
DVD	76%	50%	(27.6)%
VCD	15%	15%	(52.8)%
Recordable products	1%	3%	(93.3)%
Royalty	—	10%	n/a
Other	8%	3%	61.5%

Total Video Business	100%	81%	(40.8)%
Digital Imaging Business	0%	19%	(100.0)%

Total	100%	100%	(52.3)%

     DVD revenue consists of revenue from sales of DVD decoder chips. DVD revenue was $17.6 million for the three months ended September 30, 2006, a decrease of $6.7 million, or 27.6%, from revenue of $24.3 million for the three months ended September 30, 2005, due to lower overall unit sales and average sales price (“ASP”) as a result of weak demand for standard definition DVD business in China. For the three months ended September 30, 2006, unit sales decreased by 17.9% and ASP decreased by 11.6% from the three months ended September 30, 2005. We sold approximately 4.5 million units and 5.4 million units for the three months ended September 30, 2006 and 2005, respectively.
     VCD revenue includes revenue from sales of VCD chips. VCD revenue was $3.4 million for the three months ended September 30, 2006, a decrease of $3.8 million, or 52.8%, from revenue of $7.2 million for the three months ended September 30, 2005, primarily due to lower overall unit sales and ASP. For the three months ended September 30, 2006, unit sales decreased by 36.5% and ASP decreased by 25.7% from the three months ended September 30, 2005. We sold approximately 2.9 million units and 4.6 million units for the three months ended September 30, 2006 and 2005, respectively.
     Recordable revenue includes revenue from sales of integrated encoder and decoder chips and chips sold together as a chipset. Recordable revenue was $0.1 million for the three months ended September 30, 2006, a decrease of $1.4 million, or 93.3%, from revenue of $1.5 million for the three months ended September 30, 2005, primarily due to lower ASP. For the three months ended September 30, 2006, ASP decreased by 41.7% from the three months ended September 30, 2005.
     Royalty revenue consists of royalty payments from MediaTek. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek was obligated to pay us royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million, the last of which was paid in the fourth quarter of 2005. Royalty revenue was $5.0 million for the three months ended September 30, 2005.
     Other revenue includes revenue from legacy products which includes sales of PC Audio, communication, consumer digital media and miscellaneous chips. Other revenue was $2.1 million for the three months ended September 30, 2006, representing an increase of $0.8 million, or 61.5%, from revenue of $1.3 million for the three months ended September 30, 2005, primarily due to higher unit sales and $0.2 million of license fee revenue. For the three months ended September 30, 2006, unit sales increased by 64.1% from the three months ended September 30, 2005. We sold approximately 339,000 units and 207,000 units for the three months ended September 30, 2006 and 2005, respectively.
     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips. There was no shipments of Digital Imaging products for the three months ended September 30, 2006 compared to the revenue of $9.4 million for the three months ended September 30, 2005. We have shifted our business strategy to focus on the development of higher resolution products, which bear considerable risk of success because these products are not yet in production and accepted into the market.
     International revenue accounted for almost all of net revenues for both the three months ended September 30, 2006 and 2005. Our international sales are denominated in U.S. dollars.
Gross Profit
     Gross loss was $4.0 million, or (17.4)% of net revenues, for the three months ended September 30, 2006, compared to gross profit of $5.5 million, or 11.4% of net revenues, for the three months ended September 30, 2005. Results for the three months ended September 30, 2006 included a net $3.2 million inventory related charge compared to a net inventory related reserve release of $1.1 million for the three months ended September 30, 2005. The majority of the 2006 charge was related to parts written off on a product that we decided not to bring to market and additional lower of cost or market reserves we took as a result of lower pricing in conjunction with our decision to change the direction of our DVD business. The net release of inventory reserves in 2005 resulted from the sale of products that had previously been fully reserved. Gross loss for the three months ended September 30, 2006 was adversely impacted by reduced unit volume of our products. Gross profit for the three months ended September 30, 2005 included $5.0 million of MediaTek royalty revenue at 100% gross margin. No royalty revenue was recognized for the three months ended September 30, 2006.
     For the three months ended September 30, 2006, the net inventory related charge had a negative 13.8% impact on the gross margin. For the three months ended September 30, 2005, royalty revenue and the inventory reserve release had a positive 12.6 % impact on the gross margin.
     As a result of intense competition in our markets, we expect the overall ASP for all of our existing products to decline over their product life. We believe that in order to maintain or increase gross profit during the remainder of 2006, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.
Research and Development Expenses
     Research and development expenses were $8.7 million for both the three months ended September 30, 2006 and 2005, or 37.5% and 18.0% of net revenues for the three months ended September 30, 2006 and 2005, respectively. The research and development expense remained steady due to the increase in accrued bonus expense of $0.6 million and the increase in stock-based compensation expense under SFAS 123(R) of $0.4 million partially offset by the $0.9 million decrease in operating supplies and test materials.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $7.6 million, or 32.6% of net revenues, for the three months ended September 30, 2006 compared to $8.5 million, or 17.4% of net revenues, for the three months ended September 30, 2005. The $0.9 million, or 10.6%, decrease in selling, general and administrative expenses for the three month ended September 30, 2006 was primarily due to $0.6 million decrease in legal expense, $0.3 million decrease in outside commission expense due to lower revenue, $0.3 million decrease in intangible asset amortization related to prior acquisitions, $0.3 million decrease in salaries and fringe benefits due to lower headcount, and partially offset by $0.4 million increase in stock-based compensation expense under SFAS 123(R) and $0.2 million increase in accrued bonus expense.
Non-operating Income, Net
     Net non-operating income was $0.5 million for each of the three months ended September 30, 2006 and 2005, respectively. For both of the three months ended September 30, 2006 and 2005, net non-operating income mainly consisted of interest income of $0.5 million.
Income Taxes
     Our income tax benefit was $15.4 million for the three months ended September 30, 2006 compared to a $0.1 million tax benefit for the three months ended September 30, 2005. The tax benefit for the current quarter was primarily the result of a favorable tax adjustment of $14.9 million from the release of contingencies where there was an expiration of statutes of limitations during the quarter. An additional $0.5 million of benefit was recorded during the current quarter for benefits received from U.S. net operating losses offset, in part, by foreign taxes.
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
     The following table sets forth certain operating data as a percentage of net revenues:

	Nine months Ended September 30,
	2006		2005
	(In thousands)
Net revenues	$79,146	100.0%	$137,842	100.0%
Cost of product revenues	80,095	101.2	132,248	95.9

Gross profit	(949)	(1.2)	5,594	4.1
Operating expenses:
Research and development	28,229	35.7	25,334	18.4
Selling, general and administrative	22,612	28.6	27,161	19.7

Operating loss	(51,790)	(65.5)	(46,901)	(34.0)
Non-operating income, net	1,863	2.4	1,146	0.8

Loss before income taxes	(49,927)	(63.1)	(45,755)	(33.2)
Provision for (benefit from) income taxes	(16,265)	(20.6)	974	0.7

Net loss	$(33,662)	(42.5)%	$(46,729)	(33.9)%

Net Revenues
     Net revenues were $79.1 million for the nine months ended September 30, 2006, a decrease of $58.7 million, or 42.6%, compared to $137.8 million, the nine months ended September 30, 2005, due to decreased revenues in all product categories of the Video and Digital Imaging business. In addition, there was no royalty payment from MediaTek the nine months ended September 30, 2006. Royalty revenue was $15.0 million the nine months ended September 30, 2005.
     The following table summarizes percentage of net revenues by our two business segments and their major product categories:

	Nine Months Ended September 30,		Q3 06 over Q3 05
	2006	2005	% of Change
Video Business:
DVD	68%	55%	(29.0)%
VCD	19%	18%	(38.7)%
Recordable products	1%	2%	(69.2)%
Royalty	—	11%	n/a
Other	6%	2%	61.3%

Total Video Business	94%	88%	(38.3)%
Digital Imaging Business	6%	12%	(73.4)%

Total	100%	100%	(42.6)%

     Video business revenues included revenues from DVD, VCD, Recordable products, Royalty payments for DVD license and Other products.
     DVD revenue consists of revenue from sales of DVD decoder chips. DVD revenue was $53.7 million for the nine months ended September 30, 2006, a decrease of $21.9 million, or 29.0%, from revenue of $75.6 million for the nine months ended September 30, 2005, due to lower overall unit sales and ASP as a result of weak demand for standard definition DVD business in China . For the nine months ended September 30, 2006, unit sales decreased by 19.3% and ASP decreased by 12.1% from the nine months ended September 30, 2005. We sold approximately 12.9 million units and 16.0 million units for the nine months ended September 30, 2006 and 2005, respectively.
     VCD revenue includes revenue from sales of VCD chips. VCD revenue was $15.1 million for nine months ended September 30, 2006, a decrease of $9.5 million, or 38.7%, from revenue of $24.6 million for the nine months ended September 30, 2005, due to lower overall unit sales and ASP. For the nine months ended September 30, 2006, unit sales decreased by 19.4% and ASP decreased by 24.0% from the nine months ended September 30, 2005. We sold approximately 12.4 million units and 15.4 million units for the nine months ended September 30, 2006 and 2005, respectively.
     Recordable revenue includes revenue from sales of integrated encoder and decoder chips and chips sold together as a chipset. Recordable revenue was $0.8 million for the nine months ended September 30, 2006, a decrease of $1.8 million, or 69.2%, from revenue of $2.6 million for the nine months ended September 30, 2005, primarily due to lower overall unit sales and ASP. For the nine months ended September 30, 2006, unit sales decreased by 57.9% and ASP decreased by 23.1% from the nine months ended September 30, 2005. We sold approximately 149,000 units and 354,000 units for the nine months ended September 30, 2006 and 2005, respectively.
     Royalty revenue consists of royalty payments from MediaTek. Under the settlement agreement between ESS and MediaTek dated June 11, 2003, for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek was obligated to pay us royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million, the last of which was paid in the fourth quarter of 2005. Royalty revenue was $15.0 million for the nine months ended September 30, 2005.

     Other revenue includes revenue from legacy products which includes sales of PC Audio, communication, consumer digital media and miscellaneous chips. Other revenue was $5.0 million for the nine months ended September 30, 2006, representing an increase of $1.9 million, or 61.3%, from revenue of $3.1 million for the nine months ended September 30, 2005, primarily due to higher unit sales. For the nine months ended September 30, 2006, unit sales increased by 38.4% from nine months ended September 30, 2005. We sold approximately 787,00 units and 569,000 units for the nine months ended September 30, 2006 and 2005, respectively.
     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips and camera lens modules. Digital Imaging revenue was $4.5 million for the nine months ended September 30, 2006, a decrease of $12.4 million, or 73.4%, from revenue of $16.9 million for the nine months ended September 30, 2005. Lower revenue was primarily due to reduction in volume for our existing lower resolution product. We have shifted our business strategy to focus on the development of higher resolution products, which bear considerable risk of success because these products are not yet in production and accepted into the market.
     International revenue accounted for almost all of net revenues for both the nine months ended September 30, 2006 and 2005. Our international sales are denominated in U.S. dollars.
Gross Profit
     Gross loss was $0.9 million, or (1.2)% of net revenues, for the nine months ended September 30, 2006, compared to gross profit of $5.6 million, or 4.1% of net revenues, for the nine months ended September 30, 2005. Results for the nine months ended September 30, 2006 included a net $2.6 million inventory reserve related charge compared to a net inventory reserve related charge of $5.3 million for the nine months ended September 30, 2005. Gross loss for the nine months ended September 30, 2006 was adversely impacted by reduced unit volume of our products. Gross profit for the nine months ended September 30, 2005 included $15.0 million of MediaTek royalty revenue at 100% gross margin. No royalty revenue was recognized for the nine months ended September 30, 2006.
     For the nine months ended September 30, 2006, the net inventory related charges had a negative 3.3% impact on the gross margin. For the nine months ended September 30, 2005, royalty revenue and the inventory reserve provision had a positive 7.4% impact on the gross margin.
     As a result of intense competition in our markets, we expect the overall ASP for all of our existing products to decline over their product life. We believe that in order to maintain or increase gross profit during the remainder of 2006, we must achieve higher unit volume in shipments, reduce costs, add new features to our existing products and introduce new products.
Research and Development Expenses
     Research and development expenses were $28.2 million, or 35.7% of net revenues, for the nine months ended September 30, 2006 compared to $25.3 million, or 18.4% of net revenues, for the nine months ended September 30, 2005. The $2.9 million, or 11.5%, increase in research and development expenses for the nine months ended September 30, 2006 was primarily due to $1.8 million increase in accrued bonus expense and $1.6 million increase in stock-based compensation expense under SFAS 123(R), and partially offset by the $0.5 million decrease in operating supplies and test materials.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $22.6 million, or 28.6% of net revenues, for nine months ended September 30, 2006 compared to $27.2 million, or 19.7% of net revenues, for the nine months ended September 30, 2005. The $4.6 million, or 16.9%, decrease in selling, general and administrative expenses for the nine months ended September 30, 2006 was primarily due to $1.8 million decrease in outside commission due to lower revenue, $1.8 million decrease in legal expenses, $1.2 million decrease in salaries and fringe benefits expense due to lower headcount, $1.0 million decrease in amortization of intangible assets related to prior acquisitions, and partially offset by $1.6 million increase in stock-based compensation expense under SFAS 123(R).
Non-operating Income, Net
     Net non-operating income was $1.9 million for the nine months ended September 30, 2006 compared to net non-operating income of $1.1 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net non-operating income mainly consisted of interest income of $2.2 million and other miscellaneous income of $0.2 million, partially offset by the write-down of our investments of $0.5 million. For the nine months ended September 30, 2005, net non-operating income mainly consisted of interest income of $1.5 million and rental income of $0.3 million from Vialta, partially offset by the $0.6 million investment loss.

Income Taxes
     Our income tax benefit was $16.3 million for the nine months ended September 30, 2006 compared a $1.0 million tax expense for the nine months ended September 30, 2005. The tax benefit for the nine months ended September 30, 2006 was primarily the result of favorable tax adjustments of $15.3 million related to the expiration of certain statutes of limitations and certain tax refunds. An additional $1.0 million of benefit was recorded during the nine months ended September 30, 2006 for benefits received from U.S. net operating losses offset, in part, by foreign taxes.
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
     During the three months and nine months ended September 30, 2006, we recorded stock-based compensation related to stock options of $0.9 million and $3.4 million, respectively. As of September 30, 2006, total unrecognized stock-based compensation costs related to stock options was $3.2 million, which will be recorded as compensation expense over an estimated weighted average period of one year.
     Compensation expense recorded relating to the employee stock purchase plan for the three months and nine months ended September 30, 2006 was $40,000 and $141,000, respectively. There were no shares purchased under the employee stock purchase plan during the three months ended September 30, 2006. There were 79,887 shares purchased under the employee stock purchase plan during nine months ended September 30, 2006.
     No stock-based compensation cost have been capitalized as inventory at September 30, 2006 due to the immateriality of grants related to manufacturing since the adoption of SFAS 123(R) on January 1, 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At September 30, 2006, we had cash, cash equivalents and short-term investments of $42.9 million and working capital of $31.1 million.
     Net cash used in operating activities was $53.5 million and $17.3 million for the nine months ended September 30, 2006 and 2005, respectively. The net cash used in operating activities for the nine months ended September 30, 2006 was primarily attributable to a net loss of $33.7 million, decreases in accounts payable and accrued expenses of $12.1 million, decreases in income tax payable and deferred income taxes of $18.0 million, increases in inventory of $4.3 million, and partially offset by the decreases in other receivables of $3.7 million, depreciation and amortization of $5.6 million and stock-based compensation of $3.4 million. Inventories increased as we are building inventory of our recently introduced Phoenix family of DVD products in anticipation of increasing sales. The decrease in other receivables primarily relates to a decrease in receivables from a vendor to whom we provide raw materials. The decrease in income tax payable and deferred income taxes was primarily due to the $14.9 million release of income tax reserve. The net cash used in operating activities for the nine months ended September 30, 2005 was primarily attributable to a net loss of $46.7 million and increases in accounts and other receivables of $5.6 million and decrease in accounts payable and accrued expenses of $9.4 million, partially offset by a decrease in inventories of $34.4 million and depreciation and amortization of $7.8 million. The increases in other receivables were due to the expected insurance reimbursement for expenses related to class action litigation and to a receivable for the acquisition consideration under escrow. The decrease in inventory was due to lower production and the increase in inventory reserves of $2.5 million.
     Net cash provided by investing activities was $18.1 million and $8.1 million for the nine months ended September 30, 2006 and 2005, respectively. The net cash provided by investing activities for the nine months ended September 30, 2006 was primarily attributable to the proceeds from sales of short-term investments of $33.4 million, partially offset by the purchase of short-term investments of $13.2 million and purchase of property, plant and equipment of $1.9 million. The net cash provided by investing activities for the nine months ended September 30, 2005 was primarily attributable to the proceeds from sales of short-term investments of $74.4 million, partially offset by the purchase of short-term investments of $63.0 million and purchase of property, plant and equipment of $3.6 million.

     Net cash used by financing activities was $1.4 million for the nine months ended September 30, 2006 and net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2005. The net cash used by financing activities for the nine months ended September 30, 2006 was primarily attributable to the repurchase of common stock of $1.6 million, and partially offset by the proceeds from issuance of common stock under employee stock purchase plan of $0.2 million. The net cash provided by financing activities for the nine months ended September 30, 2005 was attributable to the proceeds from the issuance of common stock under stock option plans and employee stock purchase plan of $0.4 million.
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
     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be less than $2.0 million. We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of September 30, 2006, together with funds expected to be generated by future operations, sales of assets and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.
Contractual Obligations, Commitments and Contingencies
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of September 30, 2006:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$1,735	$811	$924	$—	$—
Purchase obligations	16,374	16,374	—	—	—

Total	$18,109	$17,185	$924	$—	$—

     As of September 30, 2006, our commitments to purchase inventory from the third-party contractors aggregated approximately $8.6 million of which approximately $2.3 million was non-cancelable purchase order commitments that we have recorded as accrued expenses. Under these contractual agreements, we may order inventory from time to time, depending on our needs. There is no termination date to these agreements. Additionally, in the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for service, license and other operating supplies. As of September 30, 2006, commitments under these arrangements totaled $7.8 million. There are no material commitments for these arrangements extending beyond 2009.
     We are not a party to any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) other than the operating lease obligations listed above.
     The total rent expense under all operating leases was approximately $369,000 and $329,000 for the three months ended September 30, 2006 and 2005, respectively. The total rent expense under all operating leases was approximately $1,038,000 and $709,000 for the nine months ended September 30, 2006 and 2005, respectively.
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
Foreign Exchange Risks
     We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have operations in China, Europe, Taiwan, Hong Kong and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through September 30, 2006 we have not experienced any material negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of September 30, 2006, the analysis indicated that these hypothetical market movements would not have a material effect. We have not entered into any currency hedging activities.
Interest Rate Risks
     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. For instance, one percentage point decrease in interest rates would result in approximately a $0.4 million decrease in our interest income on an annual basis. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the short-term investments have been classified as available-for-sale, and on September 30, 2006, the fair market value of our investments approximated their costs.
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
Item 4. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006, and (ii) there were no change in internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. The parties have negotiated a revised schedule for continuing discovery and resetting a trial date in this action and are awaiting the Court’s approval of their stipulation.
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
     On October 4, 2006, Ali Corporation (“Ali”) filed a lawsuit in Alameda County Superior Court against us alleging claims for breach of contract, common counts, quantum meruit, account stated and for an open book account. All of the claims arise from a Joint Development Agreement between us and Ali originally entered into on December 14, 2001 and subsequently amended on several occasions. Ali’s complaint seeks damages in the amount of $2.5 million. We have answered Ali’s complaint. Discovery has not yet commenced, and no trial date has been set.
     Although we believe that we and our present and former officers and directors have meritorious defenses to the actions described here and intend to defend these suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against these lawsuits may be costly and may require a significant commitment of time and resources by our senior management. Management believes that these lawsuits are subject to coverage under our directors’ and officers’ liability insurance policies. In the event of a determination adverse to us, either with respect to coverage or with respect to the underlying merits of the lawsuits, we may incur substantial monetary liability, which could have a material adverse effect on our financial position, results of operations or cash flows.
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

Item 1A. Risk Factors
     We have updated the following risk factors which were previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
  If our new business strategy is unsuccessful, it could significantly harm our business and operating results.
     On September 18, 2006, we announced a plan to reorganize our business strategy. In particular, we plan to concentrate our standard DVD business activities on serving a few large customers and also begin to look for business partners or acquirers for our high definition BluRay DVD business and our camera phone business. At the same time, we hope to expand our digital audio and analog processor chips. If the market for our BluRay DVD or camera phone businesses or the market for our new product offerings is smaller than we anticipated, our results of operations and business would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed. It may take a greater amount of time to locate partners or acquirers for our high definition BluRay DVD and camera phone businesses than we anticipate, and therefore we may incur greater losses. Selling or licensing of our high definition BluRay DVD business and our camera phone business may also reduce the scale of our business and income stream, result in our greater reliance on our remaining businesses and result in higher than anticipated expenses such as unforeseen severance costs. Our plan to expand our digital audio and analog processor chips businesses may not succeed due to the very competitive nature and the established presence of large competitors in those markets.
Our business is highly dependent on the expansion of the consumer electronics market and our ability to respond to changes in such market.
     Our focus has been developing products primarily for the consumer electronics market. To succeed in this market, due to the short life-cycle of the products in this market, we need to timely identify market opportunities and capitalize on these opportunities to become a leader in these product areas. Historically, we have had to respond to market trends, identify key products and become the market leader for such products in order to succeed. Unfortunately, we have been unable to identify all of the next key products in our marketplace or become the market leader for such products. Until recently, our sales of video system processor chips to the DVD and VCD player markets in the Video business accounted for a majority of our revenues. Given the current economic environment, consumer spending on DVD players and cellular camera phones may not increase as expected or may even weaken or fall. Due to declines in the VCD market demand caused by cannibalization by low-price DVD products, we have entered into a certain license arrangement for our VCD products. The DVD market and our role in that market have also shifted, and, as a result, we recently entered into the Silan Agreement to grant a permanent, irrevocable license to Silan for certain technologies related to our DVD products. Lastly, due to reduction in volume demand of our lower resolution products in the second quarter of 2006, we changed our Digital Imaging strategy considerably, dropping lower resolution image sensors to focus on higher resolution opportunities. There can be no assurance this new strategy will be successful, consequently we continue to consider and evaluate alternative strategies for our Digital Imaging, as well as for our other business. We have historically and we expect to continue to evaluate our strategies in our businesses to ensure that we focus on the technologies and markets that will provide us the best opportunities for the future. Nonetheless, our strategy in these new markets may not be successful. If the markets for these products and applications decline or fail to develop as expected, or if we are not successful in our efforts to market and sell our products to manufacturers who incorporate our chip into their products, it could have a material adverse effect on our business financial conditions and results of operations.
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
     Sales through our largest distributor FE Global (a Singapore-based company) were approximately 30% and 34% of our net revenues for three months ended September 30, 2006 and 2005, respectively. FE Global is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, FE Global has rights of return for unsold products and rights to pricing allowances to compensate for rapid, unexpected price changes. Therefore, we do not recognize revenue until FE Global sells through to our end-customers. If our relationship with FE Global deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from FE Global. In the future, we may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace FE Global as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace FE Global in a timely manner or if a replacement were found that the new distributor would be as effective as FE Global in generating revenue for us.
Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.
     A substantial portion of our net revenues has been derived from sales to a small number of customers. During the three months ended September 30, 2006, sales to our top five end-customers across business segments (including end-customers that buy our products from our largest distributor FE Global) accounted for approximately 69% of our net revenues. In 2005 we entered into an exclusive license agreement with a third party, pursuant to which our VCD products are distributed in China and India. This risk is also acute in our Digital Imaging business, which currently has few customers and low sales volume. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.
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
     Substantially all of our sales are to customers (including distributors) in China, Hong Kong, Taiwan, Korea, Japan, Indonesia, Turkey and Singapore. During the three months ended September 30, 2006, sales to customers in China, Hong Kong, and Korea were approximately 73% of our net revenues. If our sales in one of these countries or territories, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced	Under the
Period	Shares Purchased	Share	Programs	Programs(1)
July 1, 2006 — July 31, 2006	—	$—	—	4,400,000
August 1, 2006 — August 31, 2006	—	—	—	4,400,000
September 1, 2006 — September 30, 2006	—	—	—	4,400,000

Total	—	$—	—

(1)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5,000,000 shares of our common stock. During the quarter ended September 30, 2006, we did not purchase any shares under this program. As of September 30, 2006, we had approximately 4,400,000 shares remaining available for repurchase under this program. There is no stated expiration for this program.
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

ESS TECHNOLOGY, INC. (Registrant)
Date: November 9, 2006	By:	/s/ Robert L. Blair
Robert L. Blair
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ James B. Boyd
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