Form 10-K
period 2006-12-31
ESS TECHNOLOGY INC
filed 2007-03-16
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-26660

ESS Technology, Inc.
(Exact name of Registrant as specified in its charter)

California	94-2928582
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
48401 Fremont Blvd., Fremont, California	94538 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(510) 492-1088

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to $2.16, the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $52,896,000. Shares of common stock held by each officer and director and by each person who owned 5% or more of the registrant’s outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2007, registrant had outstanding 35,510,559 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

ESS TECHNOLOGY, INC.

2006 FORM 10-K

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

We were incorporated in California in 1984 and became a public company in 1995. We have historically operated in two primary business segments, Video and Digital Imaging, both in the semiconductor industry and serve the consumer electronics and digital media marketplace.

In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips drive digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products. On November 3, 2006, we exclusively licensed to Hangzhou Silan Microelectronics Co., Ltd. (“Silan”) the development, manufacture and sale of certain of our next generation standard definition DVD chips, and on February 16, 2007, we sold to Silicon Integrated Systems Corporation (“SiS”) our assets and intangible assets relating to the development of high definition DVD chips based on next generation blue laser technology, as described in more detail below. We are currently continuing to market our other DVD chip products. We focus on our design and development and outsource all of our chip fabrication and assembly as well as the majority of our test operations.

We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to distributors, direct customers and end-customers in China, Hong Kong, Taiwan, Japan, Korea, Indonesia and Singapore. We employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States.

On September 18, 2006 we announced we would reorganize our operations and change our business plan. In connection with this strategy, on November 3, 2006, we entered into a DVD Technology License Agreement with Silan. Pursuant to that agreement, we granted a permanent, irrevocable exclusive license to Silan to take over the development, manufacture and sale of certain of our next generation standard definition DVD chips, including the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our remaining standard definition DVD technology. As consideration, Silan agreed to pay initial license fees of $3.75 million over the course of the first year and an ongoing royalty stream based on profits and unit volume of up to a maximum of $20 million or six and one half years, whichever occurs first. Also in connection with this strategy, on February 16, 2007, we entered into Asset Purchase Agreements with SiS. Pursuant to the SiS agreements, we transferred employees, sold certain tangible assets and sold and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for $13.5 million. Also in connection with this restructuring strategy, on February 16, 2007 that we reduced operation of our camera phone image sensor business. We plan to license our patents for image sensor technology, but we will no longer design, develop or market imaging sensor chips. We will continue to design, develop and market highly integrated analog and digital processor chips and digital amplifiers including standard definition DVD products primarily for the Korean market and digital audio players, and digital media players for all markets. We are now concentrating on standard definition DVD and evaluating opportunities to develop profitable operations based on our expertise in audio and video technologies.

Industry Background

The conversion of analog to digital technology and the emergence of Asia as a manufacturing hub for consumer electronic devices created a growth opportunity for U.S. and foreign companies in consumer entertainment products during the past decade. However, in recent years that opportunity has matured, the technology has become integrated with other complementary technologies from other industries and competitors have consolidated into large entities with significant financial and human resources. The growing complexity of these new technologies, the commoditization of ASIC semiconductor products, the emergence of hundreds of design houses in Asia, the increased regulatory requirements of public companies in the United States and the emergence of highly educated but lower cost labor centers in China and other foreign locations has created a challenging business environment for ESS and for all fabless semiconductor design houses in the United States.

Today technology advancements are enhancing consumer electronic product offerings allowing consumers to choose from a virtually endless variety of features, brands and price points. In particular, the transition from analog to digital formats has allowed audio and video data to be compressed with little or no perceptible audio and image degradation, improving storage and transmission efficiency and enhancing the consumer experience. Digital formats provide users with several benefits, including greatly expanded content selection, accelerated transmission of video and audio content, random access to data, superior editing capabilities, and enhanced security features such as protection against unauthorized copying. The technology that has been developed in recent years to provide these enhancement has been staggering as has been the amount of resources devoted by companies that are in these industries.

The television, the telephone and the personal computer (“PC”) have emerged as the three principal systems that manage digital entertainment and information. Of those systems, the television and the PC are the principal devices for viewing and manipulating digital content. Digital set-top-boxes (“STBs”), DVD players and game consoles connected to televisions are emerging as the principal platforms for viewing and listening to entertainment, while PCs remain the principle platform for storing, and manipulating data and accessing the internet. The cellular phone is emerging as the principal mobile device for viewing and transmitting digital content. However, because of size limitations for screens and keypads other mobile devices such as PDAs, MPEG Audio Players (“MP3s”), and portable DVD players also enjoy sizable end markets.

Increasing advances in semiconductor technology are allowing these digital products to converge, resulting in cost savings and added convenience for consumers. At the same time, advances in communication allow better distribution of information and entertainment content and provide opportunities for further development of multimedia products.

This changing consumer market place and this merging of technologies has caused a consolidation of industries and companies that had in the past appeared to be unrelated. At the same time the increasing commoditization of ASIC products has made economies of scale in purchasing power for raw materials and economies of scale in technical human resources critical to survival. Of course, this environment means that suppliers and vendors like ESS must aggressively compete for business dominated by large purchasers with the market power to demand price cuts. This has caused suppliers and vendors like ESS to cut margins to unsustainable levels with the goals of increasing market share and maintaining quarterly revenue targets. This rapid rate of technology change puts even more pressure on companies that are not first to market as prices erode quickly with respect to older generation products. It is critical for companies like ESS to identify and pursue those areas where it can keep up with these rapid changes in technology.

Our Current Businesses

Through our Video business segment, we offer video processor chips that drive multi-featured video and audio products, and incorporate video standards including MPEG1, MPEG2 and MPEG4. Our chips use multiple processors and a programmable architecture that enable us to offer a broad array of features and functionality. Our decoder chips play DVD, VCD, MPEG4, DivX, CD, MP3, WMA (Windows media audio) and other video formats and support high quality audio formats, including full-featured karaoke, Dolby Digital, DTS Surround, DVD audio and Sony’s Super Audio CD (“SACD”) audio. Our decoder chips also allow consumers to view digital photo CDs with the music slideshow feature on their televisions.

Through our Digital Imaging business segment, we historically offered chips that contain image sensors used to manufacture camera enabled cellular phones. Our CMOS image sensor technology integrated several functions including image capture, image processing, color processing and the conversion and output of a fully processed image or video stream.

Our Future Businesses

We plan to continue to offer standard definition DVD products including MPEG1, MPEG2, and MPEG4 video standards, however we believe the MPEG1 revenue will continue to decline throughout 2007 to insignificant levels by the end of 2007. MPEG2 and MPEG4 products are planned to continue to sell mainly to the non-China market, but we expect DVD revenues to decline significantly from 2006 period totals. We have discontinued the sale of our image sensor products and therefore expect zero revenues from our Digital Imaging business in 2007. Although we plan to pursue licensing of our Digital Imaging patents we are not forecasting any revenue from this area in 2007.

We are currently evaluating, designing and developing a new product line of standard CMOS process digital semiconductor products for the consumer electronics market that will perform functions that have traditionally been addressed using analog technology. An example of these products is a new digital-to-analog-converter for Blu-ray players, however, these products have not been proven, and we are not forecasting any revenues from these products in 2007.

Our Strategy

We significantly reorganized our operations and our business strategy in the third and fourth quarter of 2006, and we continue to evaluate our remaining businesses as well as explore new opportunities to maximize shareholder value. Digital technology in consumer electronics has matured and consolidated with other technologies. In this environment, we believe it will be increasingly difficult for ESS to compete with competitors based in Asia that have significantly greater technical and financial resources and have lower human resource costs. Therefore, we will continue to evaluate our existing businesses and explore new opportunities to maximize shareholder value outside of our historical industries and technologies.

Specifically in 2007, we plan to continue to reduce our operating expenses as we started to do in the last quarter of 2006. This may require ESS to exit certain segments of our existing markets and leave other markets completely, thereby reducing revenue significantly from 2006 levels. We currently plan to stay in certain niche markets or sub-segments of our existing DVD markets that have higher ASPs and thus higher margins. These niche markets are usually characterized by customized or specialty software necessary to address the consumers’ requirements such as digital media players, digital audio players and automotive applications. Our plan is try to run this smaller DVD business at a profit and have those sales contribute to the cost of addressing our new businesses, however, if the revenue or margin prospects in these niche markets change, our plan may change. With regard to those new businesses, we are researching, defining and developing new products for new markets where our digital knowledge can be combined with our analog expertise to design digital semiconductor solutions built on a standard CMOS process and designed to address traditional analog functions. However, these concepts are under evaluation and in the design process. It is not certain that any product will be developed from these efforts. To achieve our plan, we are pursuing the following strategies in operating our business:

Leverage Expertise Across Market Applications.  We believe additional markets and applications will emerge as digital technologies and analog technologies converge. We plan to share and leverage our expertise in these two historically different areas of technology to introduce new product offerings into existing markets and to expand into other markets where traditional analog is either too expensive, too big or where a digital counterpart can achieve higher price/performance offering.

Offer a Low-Cost Solution.  Our engineers have significant system design expertise at the device level. We design our chips to either work with lower-cost components or to decrease the number of components in our customers’ products to lower their total bill-of-material cost. We work in close collaboration with our customers in their own product development processes, and with other vendors that are in our customers’ bill-of-material supply chain, to reduce the cost of our semiconductor products to lower our customers’ total bill-of-material. We believe this approach enables us to provide our customers with a lower-cost total solution and drive total demand by reducing the cost to consumer.

Leverage Our Existing Relationships with OEMs and ODMs Worldwide.  We believe we have a good reputation and working relationship with many large consumer electronics branded companies and that we can utilize that reputation to introduce new products in existing markets or new products in markets that are new to ESS. ESS has good channels to market and an ability to access OEMs and ODMs at the decision making level in those organizations.

Employ Our Software and Hardware Expertise to Develop New Technologies.  The products and markets we serve require significant expertise in software and hardware design, many companies cannot do both with a very high level of quality and in a very timely manner. That expertise and timeliness is critical for a successful fabless semiconductor company in today’s global, highly competitive and fast paced marketplace. We have a diversified base of technologies and a strong track record for developing new technologies in-house. We intend to leverage our software and hardware expertise to continue to develop new technologies and add features to our products and to enter new markets.

Leverage Our Relationships with Large Suppliers to Be One of the Low-Cost Providers.  We believe consumer electronics markets are so competitive and rapidly changing that a manufacturer of fabless semiconductor products must focus on being one of the low-cost providers of semiconductor chips in the world. To do so, our products must have a relatively small die size and achieve high yields throughout the manufacturing process. We have extensive third party manufacturing expertise and utilize long-standing and close relationships with some of the largest third party fabrication companies and assemblers in the world.

Pursue Acquisitions of Complementary and Advanced Technologies.  We have in the past acquired and will continue to consider acquiring complementary technologies or product lines to enhance our own product offerings and to accelerate our time to market.

Explore Opportunities To Maximize Shareholder Value.  We have in the past and will continue to consider opportunities outside complementary technologies and product lines and even outside our historical businesses of the fabless semiconductor industry.

Pursue Licenses of Complementary Technologies.  We have in the past licensed and will continue to consider licensing complementary technologies or product lines to enhance our own product offerings and to accelerate our time to market.

Leverage Our Proprietary Technology.  Our chips utilize a combination of licensed and proprietary software.

Products

Historically, we have offered the following products. As we continue to evaluate our businesses in 2007 we could decide to discontinue any and/or all of these products, indeed several are not actively being sold at this time but we continue efforts to reduce current on-hand inventory.

Through our Video business, we offer DVD decoder chips and Video CD chips. Through our Digital Imaging business, we historically offered image sensor chips and image processor chips. In 2006, we announced we were stopping sales of our image chips. Additionally, we continue to offer certain legacy products such as consumer digital audio chips, communication chips and PC audio chips, although we no longer manufacture those chips.

DVD Decoder Chips.  Our DVD chips enable consumers to play DVD, CD, VCD, DivX, MP3, JPEG, WMA, DVD audio, full-featured karaoke and other audio and video formats. Our DVD chips support high quality video formats such as Progressive Scan, and high quality audio formats, including Dolby Digital, DTS Surround, and DVD audio. These chips can also be used as the primary processor in digital media players. We offer both MPEG2 and MPEG4 decoding products and various levels of integrated products incorporating such capabilities as TV encoder, radio frequency, and servo controller.

Video CD Chips.  We offer VCD chip products with various feature combinations and price points. Our VCD chips include an MPEG1 video and audio system decoder. They deliver full-screen, full-motion video at 30 frames per second with selectable CD-quality audio. These chips are used in relatively low-cost VCD players that are sold primarily in China, South East Asia, India and other emerging countries. VCD chips are being replaced by cheaper priced DVD players in certain foreign markets. We have experienced decline in this business and expect this trend to continue. In 2005 we entered into a license and collaboration arrangement with a third party pursuant to which our VCD products are distributed in China and India.

Image Sensor Chips.  Our SOC image sensor chips performed the image processing, color processing and the conversion and output of a fully processed image or video stream in camera enabled cellular phones. In 2006, we announced we were stopping sales of our image sensor chips.

Consumer Digital Audio Chips.  Our Audio chips handle high quality audio formats such as Dolby Digital, Dolby ProLogic, Dolby ProLogic II, Dolby Ex, Dolby Virtual Speaker, DTS Surround, DTS ES, MP3, WMA, DVD audio and Sony’s SACD audio, enabling consumer electronics manufacturers to build high quality, low cost 5.1 channel audio video receivers (“AVR”) that compliment the existing installed base of DVD players. Our class-D multi-channel digital audio amplifier chip further enables us to deliver a total single chip solution for home theater system applications.

Communication Chips.  We are not actively manufacturing these chips but sell a modest amount out of inventory each year. The volumes are declining and are insignificant.

PC Audio Chips.  We are not actively manufacturing these chips but sell a modest amount out of inventory each year. The volumes are declining and are insignificant.

Sales of these products accounted for the following percentages of our net revenues in the past three years:

	Percentage of Net
	Revenues for Years
	Ended December 31,
	2006	2005	2004

Video business:
DVD	67%	55%	54%
VCD	18%	17%	27%
Recordable	1%	2%	3%
Royalty	2%	11%	8%
Other	7%	3%	2%

Total Video business	95%	88%	94%
Digital Imaging business	5%	12%	6%

Total	100%	100%	100%

Information on revenues and margins attributable to our business segments is included in Note 12, “Business Segment Information and Concentration of Certain Risks,” to the consolidated financial statements in Item 8 of this Report.

Technology and Research and Development

In the digital semiconductor marketplace we design and develop products utilizing our base of analog, digital and mixed-signal design expertise and process technologies, as well as our software and systems expertise. Our design environment is based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high-level, design-description language.

On research and development activities for both business segments, we spent approximately $36.0 million during 2006, $34.0 million during 2005, and $37.5 million during 2004.

In our Video business, our DVD technology includes DVD decoder chips that incorporate a digital signal processor (“DSP”) and a reduced instruction set computer processor (“RISC”). The two processors work in parallel on separate tasks. In 2001, we integrated a TV encoder into our DVD decoder engine (labeled the Vibratto family of products) to cut down the number of components required to build a DVD player. In 2003, we enhanced the decoder engine to handle MPEG4 technology. Our Vibratto II chip integrated the front-end with the back-end into a single decoder chip and our Phoenix chip added our own servo IP and our own RF encoder technology.

In our Digital Imaging business, our chips were historically manufactured using a proprietary CMOS process and utilizing a unique chip architecture designed for low light sensitivity at comparative lens sizes.

Customers

We have historically sold our chips to distributors and OEMs of DVD, VCD, MP3, digital camcorders, consumer digital audio players, digital media players, cellular phones, modem and PC products. Our customers manufacture and sell these products both as contract manufacturers for well-known brand labels and under their own brands.

LG Electronics, Inc. (“LG”), one of our direct customers, accounted for 15% of our net revenues for both 2006 and 2005. Samsung Electronics Company (“Samsung”), one of our direct customers, accounted for approximately 13% and 11% of our net revenues for 2006 and 2005, respectively. Silan another one of our direct customers and the licensor of our VCD technology, accounted for approximately 11% and 1% for 2006 and 2005. ATLM (Eastech), an end-customer of one of our distributors, accounted for approximately 8% and 10% of our net revenues for 2006 and 2005, respectively.

No other end-customers or direct customers accounted for more than 10% of our net revenues during 2006 and 2005. Information on net sales from external customers and long-lived assets attributable to our geographic regions is included in Note 12, “Business Segment Information and Concentration of Certain Risks,” to the consolidated financial statements in Item 8 of this Report.

Sales and Distribution

We market our products worldwide through our direct sales force, distributors and sales representatives. We have sales and support offices in the United States, China, Hong Kong, Taiwan, and Korea.

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

International sales comprised almost 100% of our revenue in both 2006 and 2005 and approximately 99% of our net revenues in 2004. International sales are based upon destination of the shipment. Our international sales in 2006, 2005 and 2004 were derived primarily from Asian customers who manufacture DVD, VCD, cameras, cell phones, communications and PC audio products. Companies in Asia manufacture a large percentage of the worldwide supply of these products. We believe a significant portion of our chip products are incorporated into consumer electronic devices that are ultimately sold into the United States. We currently have direct sales personnel and technical staff located in Hong Kong, Taiwan, China, and Korea where significant portions of our sales have historically been derived. Sales and technical staff in these locations are being reviewed along with our efforts to restructure our company, therefore the location and number of our employees could change significantly. Our products are also sold internationally through distributors and sales representatives located in Hong Kong, Korea, Japan and Singapore. For fiscal year 2006, net sales to customers (including distributors) in each region as a percentage of our total net revenue were: Hong Kong 44%, Taiwan 18%, Korea 15% and Japan 10%. Again, due to our current restructuring efforts, our geographic mix could change significantly in the future and is expected to change significantly in 2007 as we focus more on business lines that have greater sales in Korea. All of our international sales are denominated in U.S. dollars. Our business is usually seasonal due to the Christmas holiday season in America and Europe, and the Chinese New Year season in China and Asia. Our sales representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, certain of our distributors have rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes.

We rely on our largest distributor, FE Global (China) Limited (“FE Global”), formerly known as Dynax Electronics (HK) Ltd., for a significant portion of our revenues in the Video business. Sales through FE Global were approximately 32%, 37%, and 51% of our net revenues in 2006, 2005, and 2004, respectively. As mentioned above the geographic and product mix in our revenues is expected to change significantly from what it has been historically and we would expect FE Global’s portion of our revenues to also change significantly from what it has been historically but believe it is impossible to predict those changes with any degree of certainty. FE Global is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, FE Global has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until FE Global sells through to our end-customers.

Information on revenues and long-lived assets attributable to our geographic regions is included in Note 12, “Business Segment Information and Concentration of Certain Risks,” to the consolidated financial statements in Item 8 of this Report.

Manufacturing

To manufacture products, we contract with third parties for all of our fabrication and assembly as well as the majority of our test operations. This manufacturing strategy enables us to focus on our design and development strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. Semiconductor manufacturing consists of foundry activity where wafer fabrication takes place, as well as chip assembly and testing activities. We use several independent foundries that use advanced manufacturing technologies to fabricate our chips. Substantially all of our products are manufactured by a variety of foundries including: Taiwan Semiconductor Manufacturing Company (“TSMC”), which has manufactured products for us since 1989, as well as United Microelectronics Corporation (“UMC”), which is also located in Taiwan, and other independent Asian foundries. Most of our products are currently fabricated using both mixed-signal and CMOS logic process technologies. Manufacturing requires raw materials and a variety of components to be manufactured to our specifications. We depend on a limited number of suppliers to obtain adequate supplies of quality raw materials on a timely basis. We do not generally have guaranteed supply arrangements with our suppliers, and we depend on foundries such as TSMC, UMC and others for foundry capacity to produce products of acceptable quantity, quality and with acceptable manufacturing yields in a timely manner. As of December 31, 2006, we believe we have sufficient foundry capacity to meet our forecasted needs for the next 12 months.

After wafer fabrication by the foundry, all of our semiconductor products are assembled and tested by third-party vendors, primarily Advanced Semiconductor Engineering and Amkor Technology. We have internally designed and developed our own test software and purchased certain test equipment, which are provided to our test vendors. See Item 1A, “Risk Factors — Our products are manufactured by independent third parties.”

Competition

Our semiconductor markets are intensely competitive and are characterized by rapid technological change, price reductions and rapid product obsolescence. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles, there are frequent design win competitions for next-generation systems. We expect competition to remain intense from existing competitors and from companies that may enter our existing or future markets. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The markets for our products are characterized by intense price competition. As the markets for our products mature and competition increases, we anticipate that prices for our products will continue to rapidly decline.

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

Recently Asian competitors, especially from Taiwan and China have developed the expertise and ability to develop advanced semiconductor products competing with ESS. These competitors have significant cost advantages that have forced ESS to exit certain product lines and may force ESS to exit other product areas in the future.

In the Video business, our principal competitors in the DVD market include MediaTek Inc. (“MediaTek”), Zoran, Sony, Cheartek, Panasonic, STMicroelectronics, LSI Logic, and Sunplus. In addition, we expect that the DVD platform will face competition from other platforms including STBs, as well as multi-function game boxes. Some of our competitors may supply chips for multiple platforms, such as LSI Logic and STMicroelectronics, each of which makes chips for both DVD players and STBs. We also face strong competition from Sunplus and Samsung in the VCD market.

In the Digital Imaging business, our digital imaging products historically faced competition from companies that have greater relationships with lens module assemblers, semiconductor foundries, and other suppliers that may assist them in designing their chips and in attaining design wins with cellular phone manufacturers. Our competitors in the digital imaging market historically included Omnivision, Micron, and Agere, as well as other emerging companies.

Many of our current and potential competitors have longer operating histories as well as greater name recognition than we have. Any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than we can. This is especially true in the analog markets that we may enter in 2007. Many competitors in those markets are much bigger financially, have many more employees, have long established relationships with customers, have diversified product offerings and have broader technical and design expertise.

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

Proprietary Technology

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2006, we had 146 patents granted in the U.S., and more than 45 applications on file with the United States Patent and Trademark Office (“USPTO”). In addition, as of December 31, 2006 we had approximately 23 corresponding foreign patents granted and 67 applications pending. We intend to seek further U.S. and international patents on our technology whenever possible.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of December 31, 2006, there are no intellectual property litigation matters pending against us. See Part I, Item 3, “Legal Proceedings.”

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

Backlog

Our products are generally sold pursuant to standard purchase orders, which are often issued only days in advance of shipment and are frequently revised to reflect changes in the customers’ requirements. Product deliveries are scheduled when we receive purchase orders. Generally, these purchase orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that our backlog is not a reliable indicator of future revenues. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations. As of December 31, 2006, our backlog amounted to approximately $2 million.

Employees

As a result of our restructuring plan, the total number of our employees has dropped significantly. As of December 31, 2006, we had 260 full-time employees, including 114 in research and development, 74 in marketing, sales and support, 44 in finance and administration and 28 in manufacturing. On February 28, 2007, we had 194 full-time employees, including 74 in research and development, 56 in marketing, sales and support, 41 in finance and administration and 23 in manufacturing. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly-skilled semiconductor design personnel and software engineers involved in new product development, for whom competition can be intense, particularly in the Silicon Valley. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relationship with our employees is good.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position

Fred S.L. Chan	60	Chairman of the Board of Directors
Robert L. Blair	59	President, Chief Executive Officer and Director
James B. Boyd	54	Chief Financial Officer, Senior Vice President and Assistant Secretary

Fred S.L. Chan has been a director since January 1986 and has served as Chairman of the Board since October 1992. Mr. Chan is also the Chairman of the Board for Vialta, Inc. (“Vialta”), a privately-held consumer electronics company, and has served in that capacity since September 1999. Mr. Chan served as President and Chief Executive Officer of Vialta from September 1999 to August 2001. Mr. Chan served as our President from November 1985 until October 1996 and from February 1997 to September 1999. He served as our Chief Executive Officer from June 1994 until September 1999. Mr. Chan served as our Chief Financial Officer from October 1992 to May 1995. From 1984 to 1985, Mr. Chan was founder, President and Chief Executive Officer of AC Design, Inc., a VLSI chip design center providing computer aided design (CAD), engineering and other design services. From 1982 to 1984, he was co-founder, President and Chief Executive Officer of CADCAM Technology, Inc., a company in the business of computer aided engineering (CAE) systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii.

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

Mr. Boyd holds B.S. and MBA degrees from the University of Wisconsin — Madison and a J.D. from Golden Gate University.

The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the section in the proxy statement for the 2007 Annual Shareholders’ Meeting entitled “Compliance under Section 16(a) of the Securities Exchange Act of 1934.”

Item 1A.	Risk Factors

We have a history of losses and expect to continue to incur net losses in the near-term.

We have experienced operating losses in each quarterly and annual period since the quarter ended September 30, 2004. We incurred net losses of approximately $44.1 million, $99.6 million, and $35.6 million for the fiscal years ended December 31, 2006, 2005, and 2004, respectively. We had an accumulated deficit of approximately $128.6 million as of December 31, 2006. We will need to generate significant increases in our revenues and margins to achieve and maintain profitability. There can be no certainty that the Company’s efforts to restructure and reduce its operating expenses will reduce or eliminate these losses; indeed, the reductions and restructuring could increase losses due to reduced revenue levels. There can be no certainty that these operating losses will not continue and consume the Company’s working capital.

If our new business strategy is unsuccessful, it could significantly harm our business and operating results.

On September 18, 2006, we announced a plan to reorganize our business strategy. In particular, we announced a plan to concentrate our standard DVD business activities on serving a few large customers and to look for business partners or acquirers for our high definition HD DVD and Blu-ray DVD business and our camera phone business. On November 3, 2006 we entered into a DVD Technology License Agreement with Silan for the exclusive license of certain standard definition DVD technologies and also granted Silan a non-exclusive license for our remaining standard definition DVD technology. On February 16, 2007 we entered into Asset Purchase Agreements with SiS to sell our HD-DVD and Blu-ray DVD assets and technologies and on the same date announced we were reducing operations of our camera phone business. In conjunction with this restructuring we hope to: maintain our digital audio business, enter into the business of designing, manufacturing and marketing analog processor chips, and license our image sensor patents. If the market for our licensed VCD and/or DVD businesses, our retained DVD standard definition businesses or our image sensor patent license business or the market for our new product offerings is smaller than we anticipated, our results of operations and business would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed. Selling and/or licensing of our standard definition DVD and high definition DVD businesses and reducing operations of our camera phone business may also reduce the scale of our business and income stream, result in our greater reliance on our remaining businesses and result in higher than anticipated expenses such as unforeseen severance costs. Our plan to expand our digital audio and analog processor chip businesses is still being evaluated, and we may determine it is not attractive for us to pursue any or all of those businesses.

Our business strategy is currently going through significant evaluation and change.

We announced on September 18, 2006 that our business strategy has been going through a significant transition. This transition and our current plan may fail to stop our operating losses, and we may take alternative measures. As part of this transition, we may not be able to make our current lines of business profitable and therefore may exit them. We may not be able to identify or acquire or transition to new lines of business that may be profitable, and we may not have enough resources to transition to certain alternative lines of business. We are also evaluating alternatives to maximize shareholder value including the sale of the business and/or alternative business models, markets, products, industries and technologies. We may determine it is in the best interests of our shareholders to move the Company into alternative lines of business, industries and/or markets other than those in which the Company has historically operated, namely the fabless semiconductor business.

Our business is highly dependent on the expansion of the consumer electronics market and our ability to respond to changes in such market.

Our focus has been developing products primarily for the consumer electronics market. To succeed in this market, due to the short life-cycle of the products in this market, we must identify and capitalize on market opportunities in a timely manner to become a leader in these product areas. Historically, we have had to respond to market trends, identify key products and become the market leader for such products in order to succeed. Unfortunately, we have been unable to maintain our market position in recent periods. The DVD market and our role in that market have shifted, and, as a result, we recently granted a license for Silan to take over the design, manufacture and sale of certain of our standard definition DVD products and also sold and licensed our HD-DVD and Blu-ray DVD technologies to SiS. We have historically and we expect to continue to evaluate our strategies in our businesses to ensure that we focus on the technologies and markets that will provide us the best opportunities for the future. Nonetheless, our strategy in potential new markets may not be successful. If the markets for these products and applications decline or fail to develop as expected, or if we are not successful in our efforts to market and sell our products to manufacturers who incorporate our chip into their products, we could exit our historic lines of business and enter other lines of business outside of semiconductors, and it could have a material adverse effect on our business financial conditions and results of operations.

We operate in highly competitive markets.

The markets in which we operate are intensely competitive and are characterized by rapid technological changes, rapid price reductions and short product life cycles. Competition typically occurs at the design stage, when customers evaluate alternative design approaches requiring integrated circuits. Because of short product life cycles, there are frequent design win competitions for next-generation systems.

We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with products that may be provided at lower costs or provide higher levels of integration, higher performance or additional features. In some cases, our competitors have been acquired by even larger organizations, giving them access to even greater resources with which to compete. Advancements in technology can change the competitive environment in ways that may be adverse to us. Unless we are able to develop and deliver highly desirable products in a timely manner continuously and achieve market domination in one or more product lines, we will not be able to achieve long-term sustainable success in this fast consolidating industry. If we are only able to offer commodity products, our results of operations and long-term success will suffer and we will fall prey to stronger competitors. For example, today’s high-performance central processing units in PCs have enough excess computing capacity to perform many of the functions that formerly required a separate chip set, which has reduced demand for our PC audio chips, among other chips. Moreover, our VCD and standard definition DVD products have begun to experience commodity like pricing pressures as new technologies evolve. The announcements and commercial shipments of competitive products could adversely affect sales of our products and may result in increased price competition that would adversely affect the average selling price (“ASP”) and margins of our products.

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

We may need additional funds to execute our business plan, and if we are unable to obtain such funds, we may not be able to expand our business, and if we do raise such funds, the shareholders’ ownership in ESS may be subject to dilution.

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

To compete in our industry, we may need to acquire other companies and technologies and/or restructure our businesses, and we may not be successful acquiring key targets, integrating our acquisitions into our businesses or restructuring our businesses effectively.

We believe the semiconductor industry is experiencing a general industry consolidation. To remain competitive, a semiconductor company must be able to offer high-demand products and renew its product offerings in a timely manner. In order to meet such a high turn over in product offerings, in addition to our own research and development of new products, we regularly consider strategic additions or deletions of our product offerings to enhance our strategic position. To remain competitive in this rapidly changing market, we need to constantly update our product offering and realign our cost structure to bring to the market more sophisticated and cost-effective products. However, we may not be able to identify and consummate suitable acquisitions and investments effectively. Conversely, we may not be able to restructure and realign our businesses effectively. Strategic transactions carry risks that could have a material adverse effect on our business, financial condition and results of operations, including:

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

Historically, our quarterly operating results have fluctuated significantly. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in a particular future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:

•	Charges related to the net realizable value of inventories;

•	Changes in demand or sales forecast for our products;

•	Changes in the mix of products sold and our revenue mix;

•	Changes in the cost of producing our products;

•	The timely implementation of customer-specific hardware and software requirements for specific design wins;

•	Increasing pricing pressures and resulting reduction in the ASP of any or all of our products;

•	Availability and cost of foundry capacity;

•	Gain or loss of significant customers;

•	Seasonal customer demand;

•	The cyclical nature of the semiconductor industry;

•	The timing of our and our competitors’ new product announcements and introductions and the market acceptance of new or enhanced versions of our and our customers’ products;

•	The timing of significant customer orders and/or design wins;

•	Charges related to the impairment of other intangible assets;

•	Loss of key employees which could impact sales or the pace of product development;

•	The “turns” basis of most of our orders, which makes backlog a poor indicator of the next quarter’s revenue;

•	The potential for large adjustments due to resolution of multi-year tax examinations;

•	The lead time we normally receive for our orders, which makes it difficult to predict sales until the end of the quarter;

•	Availability and cost of raw materials;

•	Significant increases in expenses associated with the expansion of operations; and

•	A shift in manufacturing of consumer electronic products away from Asia.

We often purchase inventories based on sales forecasts and if anticipated sales do not materialize, we may continue to experience significant inventory charges.

We currently place non-cancelable orders to purchase our products from independent foundries and other vendors on an approximately three-month rolling basis, while our customers generally place purchase orders (frequently with short lead times) with us that may be cancelled without significant penalty. Some of these customers may require us to demonstrate our ability to deliver in response to their short lead-time. In order to accommodate such customers, we have to commit to certain inventories before we have a firm commitment from our customers. If anticipated sales and shipments in any quarter are cancelled, do not occur as quickly as expected or become subject to declining ASPs, expense and inventory levels could be disproportionately high and we may be required to record significant inventory charges in our statement of operations in a particular period. In accordance with our accounting policy, we reduce the carrying value of our inventories for estimated slow-moving, excess, obsolete, damaged or otherwise unmarketable products by an amount based on forecasts of future demand and market conditions. As our business grows, we may increasingly rely on distributors, which may further impede our ability to accurately forecast product orders. Additionally, we may venture into new products with different supply chain and logistics requirements which may in turn cause excess or shortage of inventory.

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

We have recently significantly reduced the size of our research and development workforce and the remaining personnel may not be adequate to enable us to successfully manage existing projects or enter new product markets. Our margins may decrease to a point where we will be unable to sustain the research and development resources necessary to remain competitive.

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

Our products are designed to conform to current specific industry standards; however, we have no control over future modifications to these standards. Manufacturers may not continue to follow the current standards, which would make our products less desirable to manufacturers and reduce our sales. Our success is highly dependent upon our ability to develop new products in response to these changing industry standards.

Our sales may fluctuate due to seasonality and changes in customer demand.

Since we are primarily focused on the consumer electronics market, we are likely to be affected both by changes in consumer demand and by seasonality in the sales of our products. Historically, over half of consumer electronics products are sold during the holiday seasons. Consequently, our results during a period that covers a non-holiday season may vary dramatically from a period that covers a holiday season. Consumer electronics product sales have historically been much higher during the holiday shopping seasons than during other times of the year, although the manufacturers’ shipments vary from quarter to quarter depending on a number of factors, including retail levels and retail promotional activities. In addition, consumer demand often varies from one product to another in consecutive holiday seasons and is strongly influenced by the overall state of the economy. Because the consumer electronics market experiences substantial seasonal fluctuations, seasonal trends may cause our quarterly operating results to fluctuate significantly and our inability to forecast these trends may adversely affect the market price of our common stock. For instance, as ASPs for DVD products decline, customer demands for VCD products may shift to DVD products and ultimately render our VCD products, from which we enjoy a good product margin, even under our recent arrangement to license our VCD products, obsolete. In the future, if the market for our products is not as strong during the holiday seasons, whether as a result of changes in consumer tastes, changes in our mix of products, or because of an overall reduction in consumer demand due to economic conditions, we may fail to meet expectations of securities analysts and investors which could cause our stock price to fall.

Our products are subject to increasing pricing pressures.

The markets for most of the applications for our chips are characterized by intense price competition. The willingness of OEMs to design our chips into their products depends, to a significant extent, upon our ability to sell our products at cost-effective prices. We expect the ASP of our existing products (particularly our DVD decoder) to decline significantly over their product lives as the markets for our products mature, new products or technology emerge and competition increases. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce more advanced products with higher margins, our gross margins may decline in the future.

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

In the Video business, DVD and VCD players face significant competition from video-on-demand, VCRs and other video formats. Further, VCD players, which tend to be viewed as a less expensive alternative, are being replaced by DVD players as DVD players come down in price. We expect that the DVD platform will face competition from other platforms including set-top-boxes, as well as multi-function game boxes being manufactured and sold by large companies. Some of our competitors may be more diversified than us and may supply chips for multiple platforms. Any of these competitive factors could reduce our sales and market share and may force us to lower our prices, adversely affecting our business, financial condition and results of operations.

As we focus on standard definition DVD technology and move away from HD-DVD and Blu-ray DVD technologies, demand may shift in such a way that we would no longer have the technology to address the market’s changing demand and be unable to remain competitive.

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

Sales through our largest distributor FE Global (a Singapore-based company) were approximately 32%, 37%, and 51% of our net revenues for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. FE Global is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, FE Global has rights of return for unsold products and rights to pricing allowances to compensate for rapid, unexpected price changes. Therefore, we do not recognize revenue until FE Global sells through to our end-customers. If our relationship with FE Global deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from FE Global. We may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace FE Global as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace FE Global in a timely manner, or even if a replacement were found, that the new distributor would be as effective as FE Global in generating revenue for us. The reduction, delay or cancellation of orders from FE Global or the loss of FE Global as a distributor could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from FE Global could harm our financial condition.

Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.

A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the fiscal year ended December 31, 2006, sales to our top five end-customers across business segments (including end-customers that buy our products from our largest distributor FE Global) accounted for approximately 55% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

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

Substantially all of our sales are to customers (including distributors) in China, Hong Kong, Taiwan, Korea, Japan, Turkey and Singapore. During the fiscal year ended December 31, 2006, sales to customers in Hong Kong, Taiwan, and Korea were approximately 78% of our net revenues. If our sales in one of these countries or territories, such as Hong Kong, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

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

The value of our common stock may be adversely affected by market volatility.

The price of our common stock fluctuates significantly. Many factors influence the price of our common stock, including:

•	Future announcements concerning us, our competitors or our principal customers, such as quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	Changes in accounting rules, particularly those related to the expensing of stock options and accounting for uncertainty in income taxes;

•	The liquidity within the market for our common stock;

•	Sales or purchases by the Company or by our officers, directors, other insiders and large shareholders;

•	Investor perceptions concerning the prospects of our business and the semiconductor industry;

•	Market conditions and investor sentiment affecting market prices of equity securities of high technology companies; and

•	General economic, political and market conditions, such as recessions or international currency fluctuations.

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

We own nearly 12 acres of land in Fremont, California, on which we built our two-story, 93,000 square-foot corporate headquarters, as well as a 77,000 square-foot office building next to our corporate headquarters. In addition we own an adjacent 11,000 square-foot dormitory building used to house visitors and guest workers. And, we have an approximately 5,000 square-foot warehouse next to our corporate headquarters in Fremont, California. We also maintain leased office space in various locations.

We consider the above facilities suitable and adequate to meet our current requirements. There are no liens on any of our owned land and buildings.

We are currently working with a real estate company to lease our smaller office building and are considering the lease or sale of all of our land and facilities in Fremont although no decision has been made to date.

Item 3.	Legal Proceedings

On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. Trial has been tentatively set for January 2008.

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

The Annual Meeting of Shareholders of ESS Technology, Inc. was held on December 18, 2006 in Fremont, California. Of the total of 39,179,321 shares outstanding as of the record date, 36,488,653 were present or represented by proxies at the meeting. The table below presents the results of the election of our board of directors.

Nominee	For	Withheld

Fred S. L. Chan	35,532,112	956,541
Robert Blair	35,517,623	971,030
Gary L. Fischer	35,536,935	951,718
Peter T. Mok	33,583,048	2,905,605
Alfred J. Stein, Jr.	35,517,094	971,559

On the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006, there were 36,354,688 votes cast in favor, 121,182 votes cast against, and 21,783 abstentions.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been trading on the NASDAQ Global Market, previously known as the NASDAQ National Market, under the symbol “ESST” since October 6, 1995. The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Market during the periods indicated.

	High	Low

Fiscal 2006:
First Quarter ended March 31, 2006	$4.00	$3.23
Second Quarter ended June 30, 2006	$3.75	$2.02
Third Quarter ended September 30, 2006	$2.17	$0.81
Fourth Quarter ended December 31, 2006	$1.33	$0.91
Fiscal 2005:
First Quarter ended March 31, 2005	$6.85	$5.05
Second Quarter ended June 30, 2005	$5.26	$3.43
Third Quarter ended September 30, 2005	$4.83	$3.36
Fourth Quarter ended December 31, 2005	$3.73	$2.74

As of March 8, 2007, there were approximately 171 record holders of our common stock. Since most shareholders are listed under their brokerage firm’s names, the actual number of beneficial shareholders is higher.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
		Weighted	Shares Purchased as	of Shares That may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced	Under the
Period	Shares Purchased	Share	Programs	Programs(1)

October 1, 2006 — October 31, 2006	—	$—	—	4,400,000
November 1, 2006 — November 30, 2006	3,600,000	1.14	3,600,000	800,000
December 1, 2006 — December 31, 2006	112,000	1.20	112,000	688,000

Total	3,712,000	$—	3,712,000

(1)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5,000,000 shares of our common stock. During the quarter ended December 31, 2006, we purchased 3,712,000 shares under this program. As of December 31, 2006, we had approximately 688,000 shares remaining available for repurchase under this program. There is no stated expiration for this program. In addition, we announced on February 16, 2007 that our Board of Directors authorized us to repurchase up to an additional 5,000,000 shares of our common stock with no stated expiration for this program.

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

We derived the selected consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006 and 2005 from our audited consolidated financial statements appearing elsewhere in this Report. We derived the selected consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 from our audited consolidated financial statements, which are not included in this Report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues:
Product	$97,797	$161,921	$237,278	$190,273	$273,442
License and royalty	2,668	20,000	20,000	5,000	—

Total net revenues	100,465	181,921	257,278	195,273	273,442
Cost of product revenues(1)	97,640	169,312	219,397	132,690	176,454

Gross profit	2,825	12,609	37,881	62,583	96,988
Operating expenses:
Research and development(1)	36,044	33,983	37,467	33,184	26,964
Selling, general and administrative(1)	27,566	34,973	41,056	31,761	34,170
In-process research and development	—	—	—	2,690	—
Impairment of goodwill and intangible assets	—	42,743	—	—	—

Operating income (loss)	(60,785)	(99,090)	(40,642)	(5,052)	35,854
Non-operating income (loss), net	(652)	1,316	3,360	45,946	2,407

Income (loss) before income taxes	(61,437)	(97,774)	(37,282)	40,894	38,261
Provision for (benefit from) income taxes	(17,343)	1,779	(1,732)	15,603	984

Net income (loss)	$(44,094)	$(99,553)	$(35,550)	$25,291	$37,277

Net income (loss) per share:
Basic	$(1.14)	$(2.50)	$(0.90)	$0.64	$0.85
Diluted	$(1.14)	$(2.50)	$(0.90)	$0.61	$0.80
Shares used in calculating net income per share:
Basic	38,723	39,781	39,476	39,517	44,044

Diluted	38,723	39,781	39,476	41,238	46,731

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$43,995	$99,722	$126,688	$164,846	$199,102
Working capital	$20,975	$58,718	$107,305	$145,221	$210,001
Total assets	$90,428	$171,841	$283,744	$352,593	$281,602
Current liabilities	$43,405	$78,507	$90,384	$113,804	$44,558
Total shareholders’ equity	$47,023	$93,334	$192,912	$227,081	$229,368

(1)	In 2006, the cost of product revenues, research and development expenses, and selling, general and administrative expenses include the effect of the adoption of SFAS No. 123(R). See Note 12, “Stock-Based Compensation” to our consolidated financial statements for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We were incorporated in California in 1984 and became a public company in 1995. We have historically operated in two primary business segments, Video and Digital Imaging, both in the semiconductor industry serving the consumer electronics and digital media marketplace.

In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips drive digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products. On November 3, 2006, we exclusively licensed to Silan the development, manufacture and sale of our next generation standard definition DVD chips, the Phoenix II and LMX II, and granted Silan a non-exclusive license for our remaining standard definition DVD technology. On February 16, 2007, we sold to Silicon Integrated Systems Corporation (“SiS”) our assets relating to the development of high definition DVD chips based on next generation blue laser technology, as described in more detail below. We are currently continuing to market our other DVD chip products. We focus on our design and development and outsource all of our chip fabrication and assembly as well as the majority of our test operations.

We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to distributors, direct customers and end-customers in China, Hong Kong, Taiwan, Japan, Korea, Indonesia and Singapore. We employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States.

On September 18, 2006 we announced we would reorganize our operations and change our business plan. In connection with this strategy, on November 3, 2006, we entered into a DVD Technology License Agreement with Silan. Pursuant to that agreement, we granted a permanent, irrevocable exclusive license to Silan to take over the development, manufacture and sale of certain of our next generation standard definition DVD chips, including the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our remaining standard definition DVD technology. As consideration, Silan agreed to pay initial license fees of $3.75 million over the course of the first year and an ongoing royalty stream based on profits and unit volume of up to a maximum of $20 million or six and one half years, whichever occurs first. Also in connection with this strategy, on February 16, 2007, we entered into Asset Purchase Agreements with SiS. Pursuant to the SiS agreements, we transferred employees, sold certain tangible assets and sold and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for $13.5 million. Also in connection with this restructuring strategy, on February 16, 2007 we reduced operation of our camera phone image sensor business. We plan to license our patents for image sensor technology, but we will no longer design, develop and market highly integrated imaging sensor chips. We continue to design, develop and market analog and digital processor chips and digital amplifiers including standard definition DVD products primarily for the Korean market and digital audio players, and digital media players for all markets. We are now concentrating on standard definition DVD and evaluating opportunities to develop profitable operations based on our expertise in audio and video technologies.

On September 18, 2006, we also announced that we had released $14.9 million of our tax reserves which positively impacted our results of operations through a tax benefit of $15.4 million recorded during the three months ended September 30, 2006.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” (“SFAS No. 123(R)”), which require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to January 1, 2006 we accounted for stock-based compensation awards in accordance with APB 25, “Accounting for Stock Issued to Employees.” We have chosen to implement SFAS No. 123(R) using the modified prospective method. Under this method, periods prior to January 1, 2006 are not restated to reflect stock-based compensation using a fair value method. Stock-based compensation expense recognized under SFAS No. 123(R) in 2006 was $3.6 million.

Critical Accounting Policies and Estimates

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories and Inventory Reserves

•	Income Taxes

•	Legal Contingencies

•	Stock-based Compensation

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

Revenue Recognition

Revenue is primarily generated by product sales and is recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return and adjustments, in which case, revenue is deferred until such a distributor resells the products to a third party. Such deferred revenue related to distributor sales, net of deferred cost of goods sold are recorded as deferred margin included in accrued expenses on our balance sheets. License and royalty revenue is recognized as the services provided have been completed, or based on the units sold and reported to us by the third party licensee.

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

Inventories and Inventory Reserves

Our inventory is comprised of raw materials, work-in-process and finished goods, all of which are manufactured by third-party contractors. Inventory is valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. We reduce the carrying value of inventory for estimated slow-moving, excess, obsolete, damaged or otherwise unmarketable products by an amount based on forecasts of future demand and market conditions.

We evaluate excess or obsolete inventory primarily by estimating demand for individual products within specific time horizons, typically one year or less. We generally provide a 100% reserve for the cost of products with on-hand and committed quantities in excess of the estimated demand after considering factors such as product life cycles. Once established, reserves for excess or obsolete inventory are only released when the reserved products are scrapped or sold. We also evaluate the carrying value of inventory at the lower of standard cost or market on an individual product basis, and these evaluations are based on the difference between net realizable value and standard cost. Net realizable value is the forecasted selling price of the product less the estimated costs of completion and disposal. When necessary, we will reduce the carrying value of inventory to net realizable value.

The estimates of future demand, forecasted sales prices and market conditions used in the valuation of inventory form the basis for our published and internal earnings forecast. If actual results are substantially lower than the forecast, we may be required to record additional write-downs of product inventory in future periods and this may have a negative impact on gross margins.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The Black-Scholes valuation model requires the input of subjective assumptions, including the option’s expected life, the price volatility of the underlying stock, and forfeiture rate. These assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. We elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R).

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for us beginning in the first quarter of 2007. We are evaluating the impact this statement will have on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is Gross versus Net Presentation)” (“EITF No. 06-03”). We are required to adopt the provisions of EITF No. 06-03 beginning in our fiscal year 2007. We do not expect the provisions of EITF No. 06-03 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

Comparison of Year ended December 31, 2006 and December 31, 2005

Results of Operations

The following table sets forth our results of operations for the fiscal years ended December 31, 2006 and 2005:

	Year Ended December 31,				2006 Over 2005
	2006		2005		% of Change
	(In thousands, except percentage data)

Net revenues	$100,465	100.0%	$181,921	100.0%	(44.8)%
Cost of product revenues	97,640	97.2	169,312	93.1	(42.3)%

Gross profit	2,825	2.8	12,609	6.9	(77.6)%
Operating expenses:
Research and development	36,044	35.9	33,983	18.6	6.1%
Selling, general and administrative	27,566	27.4	34,973	19.2	(21.2)%
Impairment of goodwill and intangible assets	—	—	42,743	23.5	n/a

Operating loss	(60,785)	(60.5)	(99,090)	(54.4)	(38.7)%
Non-operating income (loss), net	(652)	(0.6)	1,316	0.7	(149.5)%

Loss before income taxes	(61,437)	(61.1)	(97,774)	(53.7)	(37.2)%
Provision for (benefit from) income taxes	(17,343)	(17.2)	1,779	1.0	(1,074.9)%

Net loss	$(44,094)	(43.9)%	$(99,553)	(54.7)%	(55.7)%

Inflation has not had any material impact on our business to date.

Net Revenues

Net revenues were $100.5 million in 2006 and $181.9 million in 2005. Net revenues decreased by $81.4 million, or 44.8%, from 2005 to 2006, due to decreased revenues in all product categories in both of our business segments except revenue from legacy products which include PC Audio chips, communication modem, consumer digital media and other miscellaneous chips.

The following table summarizes percentage of net revenue by our two business segments and their major product categories:

	Year Ended
	December 31,
	2006	2005

Video business:
DVD	67%	55%
VCD	18%	17%
Recordable	1%	2%
Royalty & License	2%	11%
Other	7%	3%

Total Video business	95%	88%
Digital Imaging business	5%	12%

Total	100%	100%

Video business revenues included revenues from DVD, VCD, Recordable, Royalty and License payments for DVD technologies and Other.

DVD revenue includes revenue from sales of DVD decoder chips. DVD revenues were $67.2 million in 2006, a decrease of $33.2 million, or 33.1%, from 2005 to 2006, primarily due to lower overall unit sales as a result of intense competition, partially offset by a higher average selling price (“ASP”). Sales volume decreased by 43.1% whereas ASP increased by 17.4%. We sold approximately 22.6 million units and 39.7 million units in 2006 and 2005, respectively. In 2006, we recognized $2.7 million in license revenue and in 2005 we recognized $20.0 million in royalty revenue from MediaTek for a copyright infringement settlement. As a result of our previously discussed reorganization and our decision to license to Silan the right to produce and distribute our next-generation standard definition DVD chips, we would expect DVD revenues to decline significantly in 2007. The impact of this decline on our financial results may be exacerbated in the event our business arrangement with Silan is not successful. We expect overall DVD product revenue to be partially offset by DVD royalty revenue but total DVD revenue will be at a much lower level as we will only receive a percentage of the margin not a percentage of the revenue. We plan to continue sales in certain niche markets of the larger DVD market but do not intend to compete for a very large portion of the overall DVD market, therefore, our market share will continue to decrease.

VCD revenue includes revenue from sales of VCD chips. We have experienced a significant decline in our VCD business over the last few years. VCD revenues were $18.2 million in 2006, a decrease of $13.3 million, or 42.2%, from 2005 to 2006, primarily due to lower overall ASP and sales volume. ASP decreased by 25.0% and units sold decreased by 23.0%. We sold approximately 15.1 million units of our VCD chip products in 2006 as compared to approximately 19.6 million units in 2005. The decline in VCD business is due to the replacement of the VCD market with lower priced DVD units. In September 2005, we entered into the Silan-ESS Cooperation in VCD Agreement with Silan, where we license to Silan the right to produce and distribute our VCD backend decoding chips in China and India and to collaborate with Silan to produce a single-chip VCD product, where we will share with Silan the gross margin of each single-chip VCD sold in the future. We expect overall VCD product revenue to continue to decline in 2007 and cease by the end of 2007. The impact of this decline on our financial results may be exacerbated in the event our business arrangement with Silan is not successful. We expect overall VCD product revenue to be partially offset by VCD royalty revenue but total VCD revenue will be at a much lower level as we will only receive a percentage of the margin not a percentage of the revenue.

Recordable revenue includes revenue from sales of integrated encoder and decoder chips, and encoder and decoder chips sold together as a chipset. Recordable revenues were $0.9 million, a decrease of $2.1 million, or 70.0%, from 2005 to 2006 due primarily to lower unit sales and ASP. Unit sales decreased by 50.0% and ASP decreased by 38.0%. We sold approximately 0.2 million units and 0.4 million units in 2006 and 2005, respectively. We have discontinued production of these products in 2006 and revenue from sale of inventory is expected to be insignificant in 2007.

Royalty and license revenue consists of license payments from Silan and NEC Electronics Corporation (“NEC”), and royalty payments from MediaTek. The royalty and license revenue was $2.7 million for the year ended December 31, 2006 and consists of $2.3 million from Silan related to the DVD Technology License Agreement that we entered in November 2006 and $0.4 million from NEC for using certain of our TV audio decoder technology. Royalty revenue was $20.0 million from MediaTek for the year ended December 31, 2005. Under the settlement agreement between ESS and MediaTek dated June 11, 2003 for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek was obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. All contractual payments have been received from MediaTek as of December 31, 2005.

In addition, we also have other revenue from legacy products which includes sales of PC Audio chips, communication, consumer digital media and other miscellaneous chips. Other revenue was $7.0 million in 2006, an increase of $2.3 million, or 48.9%, from 2005 to 2006 primarily due to higher sales volume. Units sold for other revenue products increased by 50.0%. We sold approximately 1.2 million units and 0.8 million units in 2006 and 2005, respectively. Revenue from legacy products is expected to be down in 2007 from 2006 levels in each quarter.

Digital Imaging revenues were comprised of revenues from sales of image sensor chips, image processor chips and camera lens modules. Digital Imaging revenues were $4.7 million in 2006, a decrease of $17.7 million, or

79.0%, from 2005 to 2006, primarily due to lower sales volume and ASP as a result of our decision to exit lower resolution products and focus on the development of higher resolution products. For the year ended December 31, 2006, units sold decreased by 67.9% and ASP decreased by 33.2% from 2005. We sold approximately 2.5 million units and 7.8 million units in 2006 and 2005, respectively. As part of our reorganization plan previously discussed, on February 16, 2007, we reduced operation of our camera phone image sensor business. We plan to pursue licensing of our patents for image sensor technology but we will no longer design, develop and market imaging sensor chips. We do not expect any revenue from this segment in 2007.

International revenues accounted for approximately 100% of the revenue in 2006 and almost all of the revenue in 2005. All of our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the foreseeable future.

Gross Profit

Gross profit was $2.8 million or 2.8% of net revenue for the year ended December 31, 2006 compared to a gross profit of $12.6 million or 6.9% of net revenue for the year ended December 31, 2005. The decrease in gross profit was primarily due to a decrease of $20.0 million in MediaTek royalty revenue from 2005 to 2006. Results for the year ended December 31, 2006 included a net inventory reserve related charge of $4.6 million compared to a net inventory reserve related charge of $7.5 million for the year ended December 31, 2005. Sales of fully reserved product at 100% gross margin were $7.0 million for the year ended December 31, 2006 compared to $5.2 million for the year ended December 31, 2005. Additionally, the decrease in gross profit was due to the decline in overall ASPs as a result of intense competition in the market and lower sales volume during the year.

Research and Development Expenses

Research and development expenses were $36.0 million, or 35.9% of net revenues in 2006 and $34.0 million, or 18.6% of net revenues in 2005. Research and development expenses increased by $2.0 million, or 6.1%, from 2005 to 2006, primarily due to the $1.9 million increase in accrued bonus expense, $1.7 million increase in stock-based compensation expense under SFAS No. 123(R), $0.5 million increase in consulting and outside services, and $0.2 million increase in travel expense, which was partially offset by $1.0 million decrease in salaries expense resulting from the shift of research and development headcount to Asia, $1.0 million decrease in mask sets and $0.4 million decrease in depreciation expense. Due to the reorganization announced on September 18, 2006, the licensing of our standard definition DVD technology to Silan, the sale of our high definition DVD technology to SiS, and the reduced operations of our Digital Imaging business, we expect research and development expenses to decline further in 2007. We will be developing new products for the digital analog market in 2007 and our plan is to utilize existing research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.6 million, or 27.4% of net revenues in 2006 and $35.0 million, or 19.2% of net revenues in 2005. Selling, general and administrative expenses decreased by $7.4 million, or 21.2%, from 2005 to 2006, primarily due to the $3.0 million decrease in legal expenses as more expenses were incurred in 2005 related to the litigation with Brent Townshend over unfair competition and patent misuse, as well as patent filing, $2.5 million decrease in outside commission due to lower revenue, $2.2 million decrease in salaries and fringe benefits due to lower headcount, $1.3 million decrease in amortization of intangible assets as they became fully amortized during 2006, $0.4 million decrease in accounting fees, $0.4 million decrease in general liability insurance premiums, and $0.3 million decrease in accrued bonus; which was partially offset by $1.7 million increase in stock-based compensation expense under SFAS No. 123(R), $0.6 million increase in depreciation expense related to the newly upgraded Oracle software version 11i at the beginning of 2006, and $0.2 million increase in consulting and contract labor. Due to the reorganization announced on September 18, 2006, we expect selling, general and administrative expenses to decline further in 2007.

Impairment of Goodwill and Intangible Assets

In 2005, our review of intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) indicated that other intangible assets associated with the acquisition of Divio, Inc. of $1.3 million had been impaired. In addition, we conducted an annual goodwill impairment review during the fourth quarter in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS No. 142”). The result of the analysis indicated that all of the $41.4 million goodwill on our balance sheet was impaired. This goodwill arose from the acquisitions of Pictos Technologies, Inc., which was completed on June 9, 2003, and Divio, Inc., which was completed on August 15, 2003. There was no impairment of goodwill or intangible assets during 2006.

Non-operating Income (Loss), Net

Non-operating loss, net was $0.7 million in 2006 compared to non-operating income, net of $1.3 million in 2005. In 2006, non-operating loss, net consisted primarily of investment write downs of $3.5 million, partially offset by interest income of $2.6 million. In 2005, non-operating income, net consisted primarily of interest income of $2.2 million and rental income of $0.3 million, which was partially offset by investment write down of $1.3 million.

Provision for (Benefit from) Income Taxes

Our effective tax benefit was $17.3 million, or 28.2% for 2006 compared to a tax provision of $1.8 million, or 1.8% for 2005. The primary reason for the change in our effective tax rate for 2006 was a benefit related to the expiration of the statute of limitations on various uncertain tax positions.

Our effective tax benefit rate of 28.2% for 2006 and effective tax provision rate of 1.8% for 2005 were lower than the combined federal and state statutory rate of 40% primarily as a result of foreign losses which could not be benefited, partially offset by benefits related to U.S. tax losses and research and development tax credits.

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

The following table summarizes percentage of net revenue by our two business segments and their major product categories:

	Year Ended
	December 31,
	2005	2004

Video business:
DVD	55%	54%
VCD	17%	27%
Recordable	2%	3%
Royalty	11%	8%
Other	3%	2%

Total Video business	88%	94%
Digital Imaging business	12%	6%

Total	100%	100%

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

VCD revenue includes revenue from sales of VCD chips. VCD revenues were $31.5 million in 2005, a decrease of $38.2 million, or 54.8%, from 2004 to 2005, primarily due to lower overall sales volume. Units sold decreased by 51.6%. We sold approximately 19.6 million units of our VCD chip products in 2005 as compared to approximately 40.5 million units in 2004. In September 2005, we entered into the Silan-ESS Cooperation in VCD Agreement with Silan, where we license to Silan the right to produce and distribute our VCD backend decoding chips in China and India and to collaborate with Silan to produce a single-chip VCD, where we will share with Silan the gross margin of each single-chip VCD sold in the future. The impact of this decline on our financial results may be exacerbated in the event our business arrangement with Silan is not successful.

Recordable revenue includes revenue from sales of integrated encoder and decoder chips, and encoder and decoder chips sold together as a chipset. Recordable revenues were $3.0 million, a decrease of $4.0 million, or 57.1%, from 2004 to 2005 due primarily to lower ASP. The ASP for Recordable products decreased by 62.1% from 2004 to 2005.

In 2005 royalty revenue consisted of MediaTek royalty payments. Under the settlement agreement between ESS and MediaTek dated June 11, 2003 for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek was obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. Royalty revenue was $20.0 million for each of the years ended December 31, 2005 and December 31, 2004. All contractual payments have been received from MediaTek as of December 31, 2005.

In addition, we also have other revenue from legacy products which includes sales of PC Audio chips, communication modem and other miscellaneous chips amounting to $4.7 million in 2005, representing a decrease of $2.5 million, or 34.7%, from 2004 to 2005 primarily due to lower unit sales. Unit sales for other revenue products decreased by 47.4% from 2004 to 2005.

Digital Imaging business revenue comprised of revenues from sales of image sensor chips and image processor chips. Digital Imaging revenues were $22.4 million in 2005, an increase of $7.5 million, or 50.3%, from 2004 to

2005, primarily due to higher sales volume. Digital Imaging revenue in 2005 was from a combination of sensor camera phone modules sales to Samsung and individual chip sales to LG Electronics. Digital Imaging revenue in 2004 was primarily from first quarter sales of camera phone modules to Motorola Corporation. We sold approximately 0.4 million units of camera phone modules and 7.4 million units of single chips in 2005 as compared to 0.8 million units of camera phone modules and 0.2 million units of single chips in 2004.

International revenues accounted for almost all of the revenue in 2005 and 2004. All of our international sales are denominated in U.S. dollars.

Gross Profit

Gross profit was $12.6 million or 6.9% of net revenue for the year ended December 31, 2005 compared to a gross profit of $37.9 million or 14.7% of net revenue for the year ended December 31, 2004. The decrease in gross profit was primarily due to a decline in the Video business evidenced by reduced DVD ASPs as a result of intense competition in the market and also a lower volume of VCD sales. Both years included $20.0 million of MediaTek royalty revenue at 100% gross profit. Additionally, results for the year ended December 31, 2005 included a net inventory reserve related charge of $7.5 million compared to a net inventory reserve related charge of $33.8 million for the year ended December 31, 2004. Sales of fully reserved product at 100% gross margin were $5.2 million for the year ended December 31, 2005 compared to $4.8 million for the year ended December 31, 2004.

Research and Development Expenses

Research and development expenses were $34.0 million, or 18.6% of net revenues, in 2005 and $37.5 million, or 14.5% of net revenues in 2004. Research and development expenses decreased by $3.5 million, or 9.3%, from 2004 to 2005, primarily due to the $2.4 million decrease in salaries, fringe benefits and bonus resulting from the shift of research and development headcount to Asia, and a $1.0 million decrease in mask sets and operating supplies.

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

Impairment of Goodwill and Intangible Assets

Our review of intangible assets in accordance with SFAS No. 144 indicated that other intangible assets associated with the acquisition of Divio, Inc. of $1.3 million had been impaired. In addition, we conducted an annual goodwill impairment review during the fourth quarter of 2005 in accordance with SFAS No. 142. The result of the analysis indicated that all of the $41.4 million goodwill on our balance sheet was impaired. This goodwill arose from the acquisitions of Pictos Technologies, Inc., which was completed on June 9, 2003, and Divio, Inc., which was completed on August 15, 2003.

Non-operating Income, Net

Non-operating income, net was $1.3 million in 2005 and $3.4 million in 2004. In 2005, non-operating income, net consisted primarily of interest income of $2.2 million and rental income of $0.3 million, and partially offset by investment write down of $1.3 million. In 2004, non-operating income, net consisted primarily of interest income of $2.0 million and rental income of $0.5 million.

Provision for (Benefit from) Income Taxes

Our effective tax provision rate was $1.8 million, or 1.8% for 2005 compared to a tax benefit of $1.7 million, or 4.7% for 2004. The primary reason for the change in our effective tax rate for 2005 was a greater impact of foreign losses which could not be benefited and the goodwill impairment, partially offset by an increase in research and development tax credits.

Our effective tax provision rate of 1.8% for 2005 and effective tax benefit rate of 4.7% for 2004 were lower than the combined federal and state statutory rate of 40% primarily as a result of foreign losses which could not be benefited, partially offset by benefits related to U.S. tax losses and research and development tax credits.

Our general policy is to permanently reinvest the net earnings of our foreign subsidiaries. Accordingly, these earnings have not been subject to U.S. income taxes. Under certain circumstances, if we were to repatriate this cash, or a portion thereof, to the U.S., we could be required to pay U.S. income taxes on the transfer.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At December 31, 2006, we had cash, cash equivalents and short-term investments of $44.0 million and working capital of $21.0 million.

Net cash used in operating activities was $48.2 million for the year ended December 31, 2006, $25.0 million for the year ended December 31, 2005, and $31.0 million for the year ended December 31, 2004. The net cash used in operating activities for the year ended December 31, 2006 was primarily attributable to a net loss of $44.1 million, a decrease in accounts payables and accrued expenses of $15.5 million due to a decrease in production activities and a decrease in income tax payable and deferred income taxes of $19.4 million due to a favorable tax adjustments of $15.3 million related to the expiration of certain statutes of limitations and certain tax refunds, partially offset by a decrease in accounts receivables of $5.8 million, a decrease in other receivables of $4.6 million, a decrease in net inventories of $4.2 million, and depreciation and amortization of $6.8 million. The net cash used in operating activities for the year ended December 31, 2005 was primarily attributable to a net loss of $99.6 million, and a decrease in accounts payable and accrued expenses of $14.7 million, partially offset by an impairment charge for goodwill and intangible assets of $42.7 million, and an decrease in net inventories of $33.2 million, and depreciation and amortization of $10.3 million. The net cash used in operating activities for the year ended December 31, 2004 was primarily attributable to a net loss of $35.6 million, a decrease in accounts payable and accrued expenses of $33.8 million due to a decrease in production activities in the fourth quarter of 2004, specifically, an increase in net inventories of $12.1 million due to the increases in Digital Imaging and Video product inventories, partially offset by a decrease in accounts receivable of $36.1 million due to lower sales in the fourth quarter of 2004 and depreciation and amortization of $10.3 million.

Net cash provided by investing activities was $18.9 million for the year ended December 31, 2006, $52.6 million for the year ended December 31, 2005, and $13.6 million for the year ended December 31, 2004. The net cash provided by investing activities for the year ended December 31, 2006 was primarily attributable to the proceeds from the maturities and sales of short-term investments of $35.4 million, partially offset by the purchase of short-term investments of $14.4 million and purchase of property, plant and equipment of $1.9 million. The net cash provided by investing activities for the year ended December 31, 2005 was primarily attributable to the proceeds from the maturities and sales of short-term investments of $98.6 million, partially offset by the purchase of short-term and long-term investments of $44.1 million and purchase of property, plant and equipment of $4.7 million. The net cash provided by investing activities for the year ended December 31, 2004 was primarily attributable to the proceeds from the maturities and sales of short-term investments of $152.4 million, partially offset by the purchase of short-term and long-term investments of $129.8 million and $5.2 million, respectively, and the purchase of property, plant and equipment of $3.9 million.

Net cash used in financing activities was $5.6 million for the year ended December 31, 2006 and $0.5 million for the year ended December 31, 2005, and net cash provided by financing activities was $2.5 million for the year ended December 31, 2004. The net cash used in financing activities for the year ended December 31, 2006 was attributable to cash paid for repurchase of common stock of $5.9 million, offset by the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $0.2 million. The net cash used in financing activities for the year ended December 31, 2005 was attributable to cash paid for repurchase of common stock of $1.2 million, offset by the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $0.7 million. The net cash provided by financing activities for the year ended December 31, 2004, was attributable to the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $2.5 million.

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

For the years ended December 31, 2006 and 2005, we incurred significant operating losses and negative cash flows. We believe that we have the cash resources to fund our operations for at least the next twelve months. The semiconductor industry in which we operate is characterized by rapid technological advances, short product lives and significant price reductions. If we are unable to meet these challenges, then we will not achieve profitable operations. We may determine that we require additional capital to achieve our business objectives. There can be no assurances that such capital will be available or available on terms that are acceptable to us, which could adversely affect our financial position, results of operations or cash flows.

Contractual Obligations, Commitments and Contingencies

The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of December 31, 2006:

	Payment Due by Periods
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations	$1,977	$1,896	$81	—	—
Purchase order commitments	11,101	11,101	—	—	—

Total	$13,078	$12,997	$81	—	—

As of December 31, 2006, our commitments to purchase inventory from the third-party contractors aggregated approximately $7.3 million of which approximately $3.1 million was firm, non-cancelable purchase order commitments that we have recorded as accrued expenses. Additionally, as of December 31, 2006, commitments for service, license and other operating supplies totaled $3.8 million.

We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.

The total rent expense under all operating leases was approximately $4,256,000, $4,633,000 and $6,303,000 for fiscal years 2006, 2005 and 2004, respectively.

We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of December 31, 2006.

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

From time to time, we are subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights and other claims arising out of the ordinary course of business. Further, we are currently engaged in certain shareholder class action, derivative lawsuits and a breach of contract lawsuit. We intend to defend these suits vigorously and we may incur substantial expenses in litigating claims against third parties and defending against existing and future third-party claims that may arise. In the event of a determination adverse to us, we may incur substantial monetary liability and be required to change our business practices. Either of these results could have a material adverse effect on our financial position, results of operations or cash flows. See Part I, Item 3, “Legal Proceedings.”

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

Foreign Exchange Risks

We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have operations in China, Taiwan, Hong Kong and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through December 31, 2006 we have not experienced any negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of December 31, 2006, the analysis indicated that these hypothetical market movements could impact our consolidated financial statements by approximately $0.4 million. We have not entered into any currency hedging activities.

Interest Rate Risks

We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. For instance, one percentage point decrease in interest rates would result in approximately a $0.4 million decrease in our annual interest income. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available-for-sale, and on December 31, 2006, the fair market value of our investments approximated their costs.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

By:	/s/ ROBERT L. BLAIR	By:	/s/ JAMES B. BOYD

	ROBERT L. BLAIR		JAMES B. BOYD
	President and Chief Executive Officer		Senior Vice President and Chief Financial Officer

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of ESS Technology, Inc.:

We have completed integrated audits of the 2006, 2005 and 2004 consolidated financial statements of ESS Technology, Inc. and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8(1) present fairly, in all material respects, the financial position of ESS Technology, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 16, 2007

1.	Financial Statements:

ESS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Cash and cash equivalents	$33,731	$68,630
Short-term investments	10,264	31,092
Accounts receivable, net	9,189	14,990
Other receivables	1,154	5,795
Inventory	8,278	12,477
Prepaid expenses and other assets	1,764	4,241

Total current assets	64,380	137,225
Property, plant and equipment, net	16,996	21,133
Other intangible assets, net	—	795
Other assets	9,052	12,688

Total assets	$90,428	$171,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$20,404	$35,916
Income tax payable and deferred income taxes	23,001	42,591

Total current liabilities	43,405	78,507

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 35,508 and 39,564 shares issued and outstanding at December 31, 2006 and 2005, respectively	175,528	177,545
Accumulated other comprehensive income	86	286
Accumulated deficit	(128,591)	(84,497)

Total shareholders’ equity	47,023	93,334

Total liabilities and shareholders’ equity	$90,428	$171,841

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net revenues:
Product	$97,797	$161,921	$237,278
License and royalty	2,668	20,000	20,000

Total net revenues	100,465	181,921	257,278
Cost of product revenues	97,640	169,312	219,397

Gross profit	2,825	12,609	37,881
Operating expenses:
Research and development	36,044	33,983	37,467
Selling, general and administrative	27,566	34,973	41,056
Impairment of goodwill and intangible assets	—	42,743	—

Operating loss	(60,785)	(99,090)	(40,642)
Non-operating income (loss), net	(652)	1,316	3,360

Loss before income taxes	(61,437)	(97,774)	(37,282)
Provision for (benefit from) income taxes	(17,343)	1,779	(1,732)

Net loss	$(44,094)	$(99,553)	$(35,550)

Net loss per share — basic and diluted	$(1.14)	$(2.50)	$(0.90)

Shares used in per share calculation — basic and diluted	38,723	39,781	39,476

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other	Retained
			Comprehensive	Earnings	Total	Total
	Common Stock		Income	(Accumulated	Shareholders’	Comprehensive
	Shares	Amount	(Loss)	Deficit)	Equity	Income(Loss)
	(In thousands)

Balance at December 31, 2003	39,246	175,546	929	50,606	227,081
Issuance of common stock upon exercise of options	275	1,582	—	—	1,582
Issuance of common stock for employee stock purchase plan	160	880	—	—	880
Income tax reversal on disqualifying disposition of common stock options	—	(117)	—	—	(117)
Stock-based compensation expense	—	139	—	—	139
Unrealized loss on marketable securities, net of tax	—	—	(1,103)	—	(1,103)	$(1,103)
Net loss	—	—	—	(35,550)	(35,550)	(35,550)

Total comprehensive loss	—	—	—	—	—	$(36,653)

Balance at December 31, 2004	39,681	178,030	(174)	15,056	192,912
Issuance of common stock upon exercise of options	52	203	—	—	203
Issuance of common stock for employee stock purchase plan	160	457	—	—	457
Repurchase of common stock	(329)	(1,165)	—	—	(1,165)
Stock-based compensation expense	—	20	—	—	20
Unrealized gain on marketable securities, net of tax	—	—	460	—	460	$460
Net loss	—	—	—	(99,553)	(99,553)	(99,553)

Total comprehensive loss	—	—	—	—	—	$(99,093)

Balance at December 31, 2005	39,564	177,545	286	(84,497)	93,334
Issuance of common stock upon exercise of options	6	17	—	—	17
Issuance of common stock for employee stock purchase plan	123	227	—	—	227
Repurchase of common stock	(4,185)	(5,852)	—	—	(5,852)
Stock-based compensation expense	—	3,591	—	—	3,591
Unrealized loss on marketable securities, net of tax	—	—	(200)	—	(200)	$(200)
Net loss	—	—	—	(44,094)	(44,094)	(44,094)

Total comprehensive loss	—	—	—	—	—	$(44,294)

Balance at December 31, 2006	35,508	$175,528	$86	$(128,591)	$47,023

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(44,094)	$(99,553)	$(35,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,981	6,022	5,489
Amortization	795	4,321	4,796
Write-down of goodwill and intangible assets	—	42,743	698
(Gain) loss on sale of property, plant and equipment	(234)	(628)	12
Loss on equity investments	3,534	1,316	—
Stock-based compensation	3,591	20	139
Income tax benefit (reversal) on disqualifying disposition of common stock options	—	—	(117)
Changes in assets and liabilities:
Accounts receivables, net	5,801	6,104	36,065
Other receivables	4,641	(5,433)	153
Inventory, net	4,199	33,192	(12,123)
Prepaid expenses and other assets	2,527	(453)	3,435
Accounts payable and accrued expenses	(15,512)	(14,730)	(33,768)
Income tax payable and deferred income taxes	(19,397)	2,103	(236)

Net cash used in operating activities	(48,168)	(24,976)	(31,007)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,854)	(4,708)	(3,914)
Sale of property, plant and equipment	244	1,190	34
Purchase of short-term investments	(14,420)	(44,135)	(129,758)
Maturities and Sales of short-term investments	35,365	98,573	152,369
Purchase of long-term investments	—	(282)	(5,176)
Purchase of other assets	(458)	—	—
Refund of acquisition consideration under escrow	—	1,946	—

Net cash provided by investing activities	18,877	52,584	13,555

Cash flows from financing activities:
Repurchase of common stock	(5,852)	(1,165)	—
Issuance of common stock under employee stock purchase plan and stock option plans	244	660	2,462

Net cash provided by (used in) financing activities	(5,608)	(505)	2,462

Net increase (decrease) in cash and cash equivalents	(34,899)	27,103	(14,990)
Cash and cash equivalents at beginning of year	68,630	41,527	56,517

Cash and cash equivalents at end of year	$33,731	$68,630	$41,527

Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,363	$—	$460
Cash refund for income taxes	$698	$491	$1,872

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Business

We were incorporated in California in 1984 and became a public company in 1995. We have historically operated in two primary business segments, Video and Digital Imaging, both in the semiconductor industry and serve the consumer electronics and digital media marketplace.

In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips drive digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products. On November 3, 2006, we licensed to Silan the development, manufacture and sale of our next generation standard definition DVD chips, the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our remaining standard definition DVD technology. On February 16, 2007, we sold to Silicon Integrated Systems Corporation (“SiS”) our assets and intangible assets relating to the development of high definition DVD chips based on next generation blue laser technology, as described in more detail below. We are currently continuing to design, develop and market our other DVD chip products. We focus on our design and development and outsource all of our chip fabrication and assembly as well as the majority of our test operations.

We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to distributors, direct customers and end-customers in China, Hong Kong, Taiwan, Japan, Korea, Indonesia and Singapore. We employ sales and support personnel located outside of the United States in China, Taiwan, Hong Kong, and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States.

On September 18, 2006 we announced we would reorganize our operations and change our business plan. In connection with this strategy, on November 3, 2006, we entered into a DVD Technology License Agreement with Silan. Pursuant to that agreement, we granted a permanent, irrevocable exclusive license to Silan to take over the development, manufacture and sale of certain of our next generation standard definition DVD chips, including the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our remaining standard definition DVD technology. As consideration, Silan agreed to pay initial license fees of $3.75 million over the course of the first year and an ongoing royalty stream based on profits and unit volume of up to a maximum of $20 million or six and one half years, whichever occurs first. Also in connection with this strategy, on February 16, 2007, we entered into Asset Purchase Agreements with SiS. Pursuant to the SiS agreements, we transferred employees, sold certain tangible assets and sold and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for $13.5 million. Also in connection with this restructuring strategy, on February 16, 2007 we reduced operations of our camera phone image sensor business. We plan to license our patents for image sensor technology in exchange for royalties, but we will no longer sell imaging sensor chips. We continue to design, develop and market highly integrated analog and digital processor chips and digital amplifiers including standard definition DVD products primarily for the Korean market and digital audio players, and digital media players for all markets. We are now concentrating on standard definition DVD and evaluating opportunities to develop profitable operations based on our expertise in audio and video technologies.

For the years ended December 31, 2006 and 2005, we incurred significant operating losses and negative cash flows. We believe that we have the cash resources to fund our operations for at least the next twelve months. The semiconductor industry in which we operate is characterized by rapid technological advances, short product lives and significant price reductions. If we are unable to meet these challenges, then we will not achieve profitable operations. We may determine that we require additional capital to achieve our business objectives. There can be no assurances that such capital will be available or available on terms that are acceptable to us, which could adversely affect our financial position, results of operations or cash flows.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates of America.

The consolidated financial statements include the accounts of ESS Technology, Inc. and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Certain reclassifications have been made to the consolidated financial statements in order to conform with current year presentation. These reclassifications had no impact on previously reported results of operations, operating cash flows or working capital

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Foreign Currency Translation

Our subsidiaries primarily use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting transaction gains and losses are recorded as non-operating income (loss), net in the Consolidated Statement of Operations as incurred and were not material for all periods presented.

Cash, Cash Equivalents, and Short-Term Investments

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents and investments with maturity dates of greater than 90 days at the time of purchase to be short-term investments. Investments in auction rate securities with a stated maturity date of more than three months are determined to be short-term investments rather than cash equivalents.

Short-term investments are primarily comprised of debt instruments and marketable securities. Short-term investments are accounted for as available-for-sale and are reported at fair value with unrealized gains and losses, net of related tax, recorded as accumulated other comprehensive income in shareholders’ equity until realized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Gains and losses on securities sold are based on the specific identification method and are included in our Consolidated Statement of Operations as non-operating income (loss), net.

Fair Value of Financial Instruments

The reported amounts of certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Our inventory is comprised of raw materials, work-in-process and finished goods, all of which are manufactured by third-party contractors. Inventory is valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. We reduce the carrying value of inventory for estimated slow-moving, excess, obsolete, damaged or otherwise unmarketable products by an amount based on forecasts of future demand and market conditions.

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

Acquisition-Related Intangible Assets

Intangible assets result from business acquisitions accounted for under the purchase method, and consist of existing technology, patents and core technology, customer contacts and relationships, partner agreements and relationships, order backlog, distributor relationships, and foundry agreements. Intangible assets are reported at cost, net of accumulated amortization. Identifiable intangible assets other than in-process research and development are amortized on a straight-line basis over their estimated useful lives ranging from three months to three years.

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

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not appropriate.

Revenue Recognition

Revenue is primarily generated by product sales and is recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return and adjustments, in which case, revenue is deferred until such a distributor resells the products to a third party. Such deferred revenue related to distributor sales, net of deferred cost of goods sold are recorded as deferred margin included in accrued expenses on our balance sheets. License and royalty revenue is recognized as the services provided have been completed, or based on the units sold and reported to us by the third party licensee.

We provide for rebates based on current contractual terms and future returns based on historical experiences at the time revenue is recognized as reductions to product revenue. Actual amounts may be different from management’s estimates. Such differences, if any, are recorded in the period they become known.

Income from MediaTek Inc. (“MediaTek”) royalties for the sale of products utilizing licensed technology is reported as revenue based on the number of units as reported to us by MediaTek.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated using the weighted average number of outstanding shares of common stock plus potential dilutive shares. Potential dilutive shares consist of stock options using the treasury stock method based on the average stock price for the period. The calculation of diluted net loss per share excludes potential dilutive shares if the effect is anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company began accounting for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” (“SFAS No. 123(R)”), which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions for SFAS No. 123(R), share-based compensation is estimated at the grant date

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life. We elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R).

The Company has elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to not account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the income statement.

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

	Year-Ended December 31,
	2006	2005	2004
	(In thousands)

Beginning balance	$506	$324	$800
Accrual for warranty during the year	47	406	152
Settlements made during the year	(299)	(224)	(416)
Adjustments	—	—	(212)

Ending balance	$254	$506	$324

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

Almost all of our accounts receivable are derived from sales to customers and distributors in the consumer electronics markets. Substantially all of our sales are to distributors, direct customers and end-customers in China, Hong Kong, Taiwan, Japan, Korea and Singapore. Sales through FE Global (China) Limited (“FE Global”), formerly known as Dynax Electronics (HK) Ltd., our largest distributor, accounted for approximately 32%, 37%, and 51% of our net revenues in 2006, 2005 and 2004, respectively. FE Global’s percentage of gross trade accounts receivable was 27% and 41% as of December 31, 2006 and December 31, 2005, respectively.

A substantial portion of our net revenues has been derived from sales to a small number of customers. Sales to our top five end-customers accounted for approximately 55% of our net revenues in 2006 compared to 53% of our net revenues in 2005. See Note 12, “Business Segment Information and Concentration of Certain Risks.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We believe that the concentration of credit risk on accounts receivable is substantially mitigated by our evaluation process and relatively short collection terms. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended as necessary but generally require no collateral. We maintain an allowance for potential credit losses. In estimating the allowance, we take into consideration the overall quality and aging of the receivable portfolio and specifically identified customer risks. Through December 31, 2006 credit losses have been within our expectations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for us beginning in the first quarter of 2007. We are evaluating the impact this statement will have on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is Gross versus Net Presentation)” (“EITF No. 06-03”). We are required to adopt the provisions of EITF No. 06-03 beginning in our fiscal year 2007. We do not expect the provisions of EITF No. 06-03 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Intangible Assets

Acquired intangible assets by categories as of December 31, 2006 and December 31, 2005 consist of the following:

	Gross	Accumulated Amortization
	Carrying	December 31,	December 31,
	Amounts	2006	2005
	(In thousands)

Identifiable intangible assets:
Existing technology	$3,600	$3,600	$3,070
Patents and core technology	1,800	1,800	1,535
Customer relationships	1,080	1,080	1,080
Distributor relationships	90	90	90
Foundry agreement	930	930	930
Order backlog	350	350	350

Total identifiable intangible assets	$7,850	$7,850	$7,055

In the fourth quarter of 2005, a review of intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) indicated that a $1.3 million of other intangible assets associated with our acquisition of Divio, Inc. had been impaired. Specifically, a re-evaluation of our product strategy and development plans resulted in a determination that the technology and other intangible assets resulting from the Divio acquisition were unlikely to result in any significant future revenue. In addition, we conducted an annual goodwill impairment review during the fourth quarter of 2005 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS No. 142”). Under SFAS No. 142, goodwill impairment exists if the net book value of the Company exceeds its estimated fair value. We estimated fair value primarily by reference to the market value of our common stock. The result of our analysis indicated that all $41.4 million of goodwill on our balance sheet was impaired. The goodwill arose primarily from our acquisitions of Pictos Technologies, Inc., which was completed on June 9, 2003, and Divio, Inc., which was completed on August 15, 2003.

Note 4.	Balance Sheet Components

	December 31,
	2006	2005
	(In thousands)

Cash and cash equivalents:
Cash and money market accounts	$20,137	$39,706
U.S. government and corporate debt securities	13,594	28,924

	$33,731	$68,630

Short-term investments:
U.S. government and corporate debt securities	$10,285	$31,231
Unrealized loss on marketable securities, net	(21)	(139)

	$10,264	$31,092

Accounts receivable, net:
Accounts receivable	$9,465	$15,439
Less: Allowance for doubtful accounts	(276)	(449)

	$9,189	$14,990

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005
	(In thousands)

Other receivables:
Receivable from vendor	$—	$4,993
Receivable from Vialta	—	20
Insurance	966	581
Other	188	201

	$1,154	$5,795

Inventories:
Raw materials	$1,210	$3,048
Work-in-process	758	2,527
Finished goods	6,310	6,902

	$8,278	$12,477

Prepaid expenses and other assets:
Prepaid insurance	$527	$724
Prepaid maintenance	327	813
Deposit to vendor	—	1,012
Prepaid royalty	713	904
Other	197	788

	$1,764	$4,241

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	24,679	24,640
Machinery and equipment	37,260	36,776
Furniture and fixtures	23,607	23,295

	88,406	87,571
Less: Accumulated depreciation and amortization	(71,410)	(66,438)

	$16,996	$21,133

Investments and other assets:
Investments — Best Elite (note 7)	$7,000	$10,000
Investments — other	1,344	2,388
Other	708	300

	$9,052	$12,688

Accounts payable and accrued expenses:
Accounts payable	$6,167	$16,116
Accrued compensation costs	6,057	5,667
Accrued commission and royalties	281	1,740
Deferred revenue related to distributor sales, net of deferred cost of goods sold	216	552
Non-cancelable, adverse purchase order commitments	3,077	8,468
Deposit from SiS	1,500	—
Other accrued liabilities	3,106	3,373

	$20,404	$35,916

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Marketable Securities

The amortized costs and estimated fair value of securities available-for-sale as of December 31, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2006	Cost	Gains	(Loss)	Fair Value
	(In thousands)

Money market accounts	$3,363	$—	$—	$3,363
Corporate debt securities	17,203	2	(3)	17,202
Corporate equity securities	1,233	111	—	1,344
Government agency bonds	6,676	1	(21)	6,656

Total available-for-sale	$28,475	$114	$(24)	$28,565

Classified as:
Cash equivalents				$16,957
Short-term marketable securities				10,264
Long-term marketable securities				1,344

				$28,565

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005	Cost	Gains	(Loss)	Fair Value
	(In thousands)

Money market accounts	$24,016	$—	$—	$24,016
Municipal bonds	21,159	—	—	21,159
Corporate debt securities	28,917	7	—	28,924
Corporate equity securities	1,486	621	—	2,107
Government agency bonds	10,079	—	(146)	9,933

Total available-for-sale	$85,657	$628	$(146)	$86,139

Classified as:
Cash equivalents				$52,940
Short-term marketable securities				31,092
Long-term marketable securities				2,107

				$86,139

The contractual maturities of debt securities classified as available-for-sale as of December 31, 2006, are as follows:

Estimated
December 31, 2006	Fair Value
(In thousands)

Maturing in 90 days or less	$21,398
Maturing between 90 days and one year	502
Maturing in more than one year	1,958

Total available-for-sale debt securities	$23,858

Even though certain stated maturity dates of these investments exceed one year beyond the balance sheet dates, we have classified all marketable investments as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” we view our available-for-sale portfolio as available for use in our current operations. Actual maturities may differ from contractual

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the twelve months ended December 31, 2006, 2005 and 2004 were not material to our financial position or results of operations.

The following table provides the breakdown of available-for-sale investments with unrealized losses at December 31, 2006:

	In Loss Position for		In Loss Position for
	Less Than 12 Months		More Than 12 Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Gains	Fair Value	Losses	Fair Value	Losses
(In thousands)

Corporate debt securities	$—	$—	$4,485	$(3)	$4,485	$(3)
Government agency bonds	—	—	4,032	(21)	4,032	$(21)

The gross unrealized losses are primarily due to a decrease in the fair value of debt securities resulting from an increase in interest rates during 2005 and 2006. As the decrease in market value is not related to credit quality and because we have the ability and intent to hold these investments until a recovery of fair value, we do not consider the investments to be other-than-temporarily impaired at December 31, 2006.

Long-term marketable securities consisted of our investments in the following two companies:

MosChip Semiconductor Technology Limited

In April 2002, we acquired 1,600,000 shares of MosChip Semiconductor Technology Limited (“MosChip”) common stock for approximately $1,012,000 in cash. In December 2003, we acquired an additional 500,000 shares for approximately $298,000. In July 2004, we acquired an additional 229,092 shares for approximately $176,000. Our total investments represent approximately a 5% equity interest in MosChip on a fully diluted basis. MosChip is a publicly traded company based in Hyderabad, India, specializing in designing, manufacturing and marketing very large integrated circuits (“ICs”), with particular focus on consumer and data communication ICs. During the year ended December 31, 2006, ESS wrote down the investment by $252,000 which was recorded in non-operating income.

C-Com Corporation

In December 2002, our investment in Broadmedia common stock was exchanged for stock of Archtek Corporation (“Archtek”) as a result of corporate restructuring by Broadmedia and Archtek. Pursuant to the merger between Archtek and C-Com Corporation (“C-Com”), a publicly traded company in Taiwan, in May 2003, we were given a right to receive 5,578,571 shares of C-Com common stock in exchange for our investment in Archtek. As of December 31, 2003, we received 3,905,000 shares of C-Com common stock. The remaining 1,673,571 shares were deliverable over the subsequent four years. During the year ended December 31, 2003, we recorded a pre-tax non-operating loss of $2.0 million as a result of receiving the C-Com common stock in exchange for stock of Archtek based on the fair market value of the C-Com common stock. During the year ended December 31, 2005, due to the decrease in its fair market value, we concluded that there was an other-than-temporary impairment of our investment in C-Com and accordingly recorded a pre-tax non-operating loss of $1.3 million. As of December 31, 2005, the book value of this investment was $0. During the year ended December 31, 2006, ESS transferred the entire investment in C-Com to Davicom Semiconductor Inc. in exchange for certain technologies.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Investments in Equity Securities

The aggregate carrying value of our cost-method investments totaled $7.0 million and $10.3 million at December 31, 2006 and 2005, respectively.

	Year Ended
	December 31,
	2006	2005
	(In thousands)

Best Elite International Limited	$7,000	$10,000
Raymedia Co., Ltd.	—	282

Total cost-method investments	$7,000	$10,282

Best Elite International Limited

In January 2003, we acquired 4,545,400 shares of Convertible Non-Cumulative Preference Series B shares of Best Elite International Limited (“Best Elite”) for approximately $5,000,000 in cash. In January 2004, we acquired an additional 4,545,455 shares for approximately $5,000,000 in cash, on the same terms and price as the initial investment. Our investments represent approximately 1.3% equity interest in Best Elite on a fully diluted basis. Best Elite is a privately held company organized under the laws of the British Virgin Islands as an investment vehicle primarily for the purposes of operating a semiconductor foundry in China. During the year ended December 31, 2006, the Company wrote down the investment to $7,000,000 which represented our equity interest in Best Elite’s book value.

Raymedia Co., Ltd.

In November 2004, we acquired approximately 134,000 shares of Raymedia Co., Ltd. (“RMC”) for approximately $282,000. Our investments represent a 11.8% equity interest in RMC. RMC is a privately held Korean company that is primarily a supplier of DVD player assemblies. During the year ended December 31, 2006, the Company wrote off the $282,000 investment in Raymedia.

Note 7.	Non-Operating Income (Loss), Net

The following table lists the major components of Non-Operating Income (Loss):

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Interest income	$2,611	$2,212	$1,971
Income on other investments	—	102	—
Impairment of investments	(3,534)	(1,316)	—
Vialta rental income	17	345	503
Other	254	(27)	886

Total non-operating income (loss)	$(652)	$1,316	$3,360

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Income Taxes

Loss before provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Domestic	$(3,701)	$(51,289)	$(12,561)
Foreign	(57,736)	(46,485)	(24,721)

	$(61,437)	$(97,774)	$(37,282)

Provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Current:
Federal	$(15,715)	$1,859	$(1,349)
State	(2,213)	(369)	—
Foreign	531	540	551

	(17,397)	2,030	(798)

Deferred
Federal	54	(708)	(923)
State	—	457	(11)

	54	(251)	(934)

Total	$(17,343)	$1,779	$(1,732)

Reconciliation between the provisions for (benefit from) income taxes computed at the federal statutory rate of 35% and the provision for (benefit from) income taxes is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Provision (benefit) at statutory rate	$(21,503)	$(34,221)	$(13,049)
Tax expense related to foreign jurisdictions	6,710	25,935	14,976
State income taxes, net of federal tax benefit	(3,250)	(5,299)	(2,089)
General business credit	(497)	(1,882)	(1,670)
Impairment of goodwill	—	16,745	—
Other	1,197	501	100

Provision for (benefit from) income taxes	$(17,343)	$1,779	$(1,732)

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2006	2005
	(In thousands)

Current:
Accrued liabilities and reserves	$1,163	$1,343
Unrealized gains/losses on investments	660	336
Other	15	—

Current deferred tax assets	$1,838	$1,679

Non-current:
Depreciation and amortization	$3,818	$4,513
Acquired intangible assets	—	(321)
Net operating loss carryforwards	21,468	24,193
Credit carryforwards	8,249	6,405
Other	357	—

Non-current deferred tax assets	33,892	34,790

Total deferred tax assets	35,730	36,469
Valuation allowance	(34,497)	(35,377)

Net deferred tax assets	$1,233	$1,092

As of December 31, 2006, our federal and state net operating loss carryforwards for income tax purposes were approximately $58.4 million and $19.5 million, respectively. If not utilized, both the federal and state net operating loss carryforwards will begin to expire in 2011. Our federal and state research tax credit carryforwards for income tax purposes are approximately $1.4 million and $10.3 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2021.

We have evaluated our deferred tax assets and concluded that a valuation allowance is required for most of the deferred tax assets due to uncertain realization. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will benefit from these amounts subject to carryforward limitations. Approximately $0.4 million of these deferred tax assets pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Deferred tax assets related to net operating loss and credit carryforwards pertain primarily to federal and state carryovers of certain acquired companies. Utilization of these federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. SFAS No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There was no tax benefit realized upon exercise of stock options during the year ended December 31, 2006.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) requires us to report both basic net income (loss) per share, which is based on the weighted-average number of common shares of outstanding excluding contingently assumable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

The following tables set forth the computation of net loss per share of common stock:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Numerator:
Net loss available to common stockholders	$(44,094)	$(99,553)	$(35,550)
Denominator:
Weighted shares outstanding used for basic and diluted loss per share	38,723	39,781	39,476

Because we incurred net losses during the years ended December 31, 2006, 2005 and 2004, options for approximately 7,287,000, 9,753,000 and 5,562,000 shares were excluded from the calculation of net loss per share.

Note 10.	Shareholders’ Equity

Common Stock

Stock Repurchase

From time-to-time our Board of Directors has authorized management, at their discretion, to repurchase shares of our common stock on the open market as conditions warrant. We did not repurchase any shares in 2004. During the year ended December 31, 2005, we repurchased 329,000 shares of our common stock for an aggregate price of $1.2 million at market prices ranging from $3.38 to $3.58 per share. During the year ended December 31, 2006, we repurchased 4,185,000 shares of our common stock for an aggregate price of $5.9 million at market prices ranging from $0.97 to $3.52 per share. Upon repurchase, all shares are retired and no longer deemed outstanding. As of December 31, 2006, management was authorized to repurchase an aggregate of 688,000 shares. There is no stated expiration for this program.

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

On February 16, 2007, our Board of Directors authorized us to repurchase an additional 5 million shares of our common stock, in addition to all shares that remain available for repurchase under previously announced programs, on the same terms and conditions as these prior repurchase programs. To date, we have not repurchased any shares under the February 16, 2007 repurchase program.

1995 Employee Stock Purchase Plan

In August 1995, we adopted the 1995 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved a total of 225,000 shares of our common stock for issuance thereunder. The Purchase Plan, as most recently amended

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on May 29, 2003, authorizes the aggregate issuance of 1,425,000 shares under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. Stock-based compensation expense in connection with the plan for the year ended December 31, 2006, was $154,000. For the year ended December 31, 2006, 123,000 shares purchased under the plan. As of December 31, 2006, 1,425,000 shares were authorized for issuance under the plan and 1,256,000 shares have been issued.

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

Platform Stock Option Plan

In June 1997, in connection with the acquisition of Platform Technologies, Inc. (“Platform”), we assumed the Platform Stock Option Plan (the “Platform Plan”). We reserved and granted approximately 954,000 shares of ESS common stock under the Platform Plan pursuant to the outstanding options at the time of the Platform acquisition. The Platform options vest ratably over four years and we did not issue any additional options under the Platform Plan. The Platform plan is no longer active.

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

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not record any compensation expense as a result of the exchange. The exchange offer applied to stock options granted under our 2002 Plan, 1997 Plan and 1995 Plan.

Note 11.	Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. We had previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations and provided the required pro forma disclosures of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) which was superseded by SFAS No. 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) in the adoption of SFAS No. 123(R).

Impact of the Adoption of SFAS No. 123(R)

We elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recorded under SFAS No. 123(R) for the year ended December 31, 2006 was $3.6 million. Stock-based compensation expense recorded during the year ended December 31, 2004 and 2005 was not significant.

The effect of recording stock-based compensation for 2006 was as follows (in thousands, except per share data):

Year Ended
December 31, 2006
(In thousands)

Stock-based compensation expense by type of award:
Employee stock options:
Cost of product revenues	$210
Research and development	1,700
Selling, general and administrative	1,527
Employee stock purchase plan:
Selling, general and administrative	154

Total stock-based compensation	3,591
Tax effect on stock-based compensation	—

Net effect on net loss	$3,591

Effect on loss per share — basic and diluted	$0.09

During the year ended December 31, 2006, we granted approximately 293,000 stock options with an estimated total grant-date fair value of $381,000 after estimated forfeitures. As of December 31, 2006, total unrecognized stock-based compensation cost related to stock options was $1.4 million, which will be recorded as compensation expense over an estimated weighted average period of one year.

For the year ended December 31, 2006, as a result of adopting SFAS No. 123(R), the Company’s gross profit was reduced by $0.2 million, loss from operations was increased by $3.4 million, and net loss was increased by $3.6 million, than if the Company had continued to account for stock-based compensation under APB No. 25. No stock-based compensation cost has been capitalized as inventory at December 31, 2006.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

SFAS No. 123(R) requires companies to estimate the fair value of stock options on the date of grant using a valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the consolidated statement of operations, other than as related to acquisitions and investments, because the exercise price of the our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 123 for the prior periods, the Company accounted for forfeitures as they occurred. The estimated forfeitures rate was determined based upon historical forfeitures.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation. The Black-Scholes valuation model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Black-Scholes valuation model for stock compensation expense requires us to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk-free interest rate and estimated forfeitures over the expected life of the option. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Years Ended December 31,
	2006	2005	2004

Stock option plans:
Expected life (in years)	3.79	2.31	3.82
Expected stock price volatility	71%	83%	89%
Risk-free interest rate	4.6%	3.7%	2.9%
Expected dividend yield	0%	0%	0%
Stock purchase plan:
Expected life (in years)	0.5	0.5	0.5
Expected stock price volatility	69%	76%	79%
Risk-free interest rate	5.1%	4.0%	1.9%
Expected dividend yield	0%	0%	0%

The above valuation factors for the stock purchase plan reflect only the factors used to calculate the fair value of shares granted during the year ended December 31, 2006, 2005 and 2004.

We have several equity incentive plans that are intended to attract and retain qualified management, technical and other employees, and to align stockholder and employee interests as detailed in Note 10. These equity incentive plans provide that non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Through December 31, 2006, we have only granted stock options under our various plans. These stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of our common stock at the grant date.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Activity

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
	Available		Weighted	Average
	for	Options	Average	Contractual
	Grant	Outstanding	Exercise Price	Term
	(In thousands)			(In years)

Balances at December 31, 2003	4,441	8,566	$9.58
Authorized	400	—	—
Granted	(2,055)	2,055	12.03
Exercised	—	(275)	5.76
Forfeited	4,784	(4,784)	13.53

Balances at December 31, 2004	7,570	5,562	$7.29
Granted	(5,284)	5,284	4.06
Exercised	—	(52)	3.86
Forfeited	1,041	(1,041)	7.73
Expired	(84)	—	—

Balances at December 31, 2005	3,243	9,753	$5.51
Granted	(293)	293	2.33
Exercised	—	(6)	2.66
Forfeited	1,123	(1,123)	4.82
Expired	1,458	(1,458)	5.92
Expired — 1995 Plan and Platform Plan	—	(172)	5.36

Balances at December 31, 2006	5,531	7,287	$5.40

Fully vested and exercisable at December 31, 2006		6,078	$5.54	6.16
Expected at December 31, 2006 to vest in the future		1,143	$4.75	6.48

The aggregate intrinsic value of options vested and expected at December 31, 2006 to vest in the future, based on our closing stock price of $1.03 as of December 31, 2006, was minimal.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the year ended December 31, 2006 was $1.30 per share. The weighted average grant date fair value of options granted during the years ended December 31, 2005 and 2004 was $1.91 and $7.58, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 were $7,000, $74,000 and $1,676,000, respectively. The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2006 was $17,000. In connection with these exercises, we realized no tax benefits for the year ended December 31, 2006.

We settle employee stock option exercises with newly issued common shares.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123. The pro forma information for the year ended December 31, 2005 and 2004 were as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004

Net loss — as reported	$(99,553)	$(35,550)
Stock based compensation expense related to non-employees included in reported net loss	20	39
Stock based compensation determined under fair value based method for all awards, net of tax	(8,593)	(3,787)

Pro forma net loss	$(108,126)	$(39,298)

Net loss per share — basic and diluted:
As reported	$(2.50)	$(0.90)
Pro forma	$(2.72)	$(1.00)

Note 12.	Business Segment Information and Concentration of Certain Risks

Business Segments

We have historically operated in two reportable business segments: the Video segment and the Digital Imaging segment. In the Video segment, we primarily develop and market digital processor chips which are the primary processors driving digital video and audio devices, including DVD, VCD, consumer digital audio players, and digital media players. The Video segment markets encoding processors for digital video recorders and recordable DVD players and continues to sell certain legacy products we have in inventory including chips for use in modems, other communication devices, and PC audio products. Our Digital Imaging segment has historically developed and marketed imaging sensor chips for cellular camera phone applications. The method for determining what information to report is based on the way that management organized the operating segments within the Company for making operational decision and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer.

The following table summarizes revenue percentages by major product categories:

	Percentage of Net
	Revenues for Years
	Ended December 31,
	2006	2005	2004

Video business:
DVD	67%	55%	54%
VCD	18%	17%	27%
Recordable	1%	2%	3%
Royalty and License	2%	11%	8%
Other	7%	3%	2%

Total Video business	95%	88%	94%
Digital Imaging business	5%	12%	6%

Total	100%	100%	100%

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DVD revenue includes revenue from sales of DVD decoder chips. VCD revenue includes revenue from sales of VCD chips. Recordable revenue includes revenue from sales of integrated encoder and decoder chips and non-integrated encoder and decoder chipsets. Royalty and License revenue consists of revenue from license of DVD Technology to MediaTek, Silan and from license of TV audio technology to NEC. Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips.

We evaluate operating segment performance based on net revenues and operating income (loss) of our segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. Information about reported segments follows:

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Net revenues:
Video	$95,736	$159,522	$242,424
Digital Imaging	4,729	22,399	14,854

Total net revenues	$100,465	$181,921	$257,278

Segment operating income (loss):
Video	$(36,089)	$(15,176)	$1,640
Digital Imaging	(12,388)	(25,159)	(22,542)

Total segment operating loss	$(48,477)	$(40,335)	$(20,902)

The following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Segment operating loss	$(48,477)	$(40,335)	$(20,902)
Unallocated corporate expenses	(12,308)	(16,012)	(19,740)
Impairment of goodwill and intangible assets	—	(42,743)	—

Operating loss	$(60,785)	$(99,090)	$(40,642)

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

We sell and market to leading consumer OEMs worldwide. International sales comprise substantially all of our revenues. The following schedule of geographic location of our revenues for 2006, 2005 and 2004 was based upon destination of the shipment. Thus, our sales to our distributor, FE Global, were categorized as sales to Hong Kong, even though FE Global eventually sells products to other parts of China. The following table summarizes net revenue and long-lived assets for the years ended December 31, 2006, 2005 and 2004:

		Property,
		Plant,
	Net	and
	Revenue	Equipment

Year Ended December 31, 2006
United States	$59	$15,663

Hong Kong	44,577	—
Taiwan	18,360	96
Japan	9,708	—
China (excluding Hong Kong)	2,363	292
Korea	15,053	156
Turkey	2,484	—
Singapore	2,997	—
Rest of the world	4,864	789

Total foreign	100,406	1,333

Total	$100,465	$16,996

Year Ended December 31, 2005
United States	$499	$19,990

Hong Kong	72,220	52
Taiwan	44,089	268
Japan	16,297	—
China (excluding Hong Kong)	1,439	335
Korea	29,659	156
Turkey	8,337	—
Singapore	2,221	—
Rest of the world	7,160	332

Total foreign	181,422	1,143

Total	$181,921	$21,133

Year Ended December 31, 2004
United States	$2,365	$21,369

Hong Kong	135,954	630
Taiwan	38,683	413
Japan	22,489	—
China (excluding Hong Kong)	14,466	265
Korea	11,730	180
Turkey	10,398	—
Singapore	9,409	—
Rest of the world	11,784	152

Total foreign	254,913	1,640

Total	$257,278	$23,009

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

During the years ended December 31, 2006, 2005, and 2004, FE Global accounted for 32%, 37%, and 51% of our net revenue, respectively. In addition to FE Global, LG, Samsung and Silan, three of our direct customers accounted for approximately 15%, 13% and 11% of our net revenues for 2006, respectively. In addition to FE Global, LG, Samsung and ATLM (Eastech), three of our direct customers accounted for approximately 15%, 11% and 10% of our net revenues for 2005, respectively. No other single customer or other distributor accounted for more than 10% of our revenues for any year presented.

As of December 31, 2006 and 2005, FE Global accounted for 27% and 41% of our gross trade accounts receivable, respectively. In addition to FE Global, LG, Samsung and UEC, three of our direct customers accounted for 20%, 14% and 11% of our gross trade accounts receivable as of December 31, 2006. In addition to FE Global, LG accounted for 14% of our gross trade accounts receivable as of December 31, 2005. As of December 31, 2006 and 2005, no other single customer, or distributor accounted for more than 10% of our trade receivable.

Note 13.	Related Party Transactions with Vialta, Inc.

In April 2001, our Board of Directors decided to spin off Vialta, Inc. (“Vialta”), our majority-owned subsidiary. The spin-off transaction, by which Vialta became a public company, was completed in August 2001. On October 7, 2005, Vialta completed its going-private transaction. We do not have any contractual obligations that are expected to have a material impact upon our revenues, operating results or cash flows under any of the spin-off agreements. We leased certain office space to Vialta. In February 2006, Vialta moved out of our building and we have terminated the lease agreements.

Our Chairman of the Board of Directors, Fred S.L. Chan, is the chairman of Vialta and acquired Vialta through a going-private transaction in October 2005. In addition to the lease we have with Vialta, from time-to-time, we also sell semiconductor products and provide certain services to Vialta. The following is a summary of major transactions between Vialta and us for the periods presented:

	Transactions Between
	ESS and Vialta
	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Lease charges to Vialta under Real Estate Matters Agreement	$15	$346	$503
Products sold to Vialta	—	12	782
Products purchased from Vialta	—	(31)	(22)
Selling, general, administrative and other services provided to Vialta, net of charges from Vialta	(1)	4	10

Total charges to Vialta, net of charges from Vialta	$14	$331	$1,273

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 31,
	2006	2005

Receivable from Vialta	$—	$20

Note 14.	Commitments and Contingencies

The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of December 31, 2006:

	Payment Due by Periods
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations	$1,977	$1,896	$81	—	—
Purchase order commitments	11,101	11,101	—	—	—

Total	$13,078	$12,997	$81	—	—

As of December 31, 2006, our commitments to purchase inventory from the third-party contractors aggregated approximately $7.3 million of which approximately $3.1 million was adverse firm, non-cancelable purchase order commitments that we have recorded as accrued expenses. Additionally, as of December 31, 2006, commitments for service, license and other operating supplies totaled $3.8 million.

We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.

The total rent expense under all operating leases was approximately $4,256,000, $4,633,000 and $6,303,000 for fiscal years 2006, 2005 and 2004, respectively.

We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of December 31, 2006.

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

Legal Proceedings

On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. Trial has been tentatively set for January 2008.

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

On October 4, 2006, Ali Corporation (“Ali”) filed a lawsuit in Alameda County Superior Court against us alleging claims for breach of contract, common counts, quantum meruit, account stated and for an open book account. All of the claims arise from a Joint Development Agreement between us and Ali originally entered into on December 14, 2001 and subsequently amended on several occasions. Ali’s complaint seeks damages in the amount of $2.5 million. We have answered Ali’s complaint. Discovery has begun, but no trial date has yet been set.

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

We have a 401(K) Plan (the “401(K) Plan”), which covers substantially all employees. Each eligible employee may elect to contribute to the 401(K) Plan, through payroll deductions, up to 25% of their compensation, subject to current statutory limitations. We made no contributions through December 31, 2006.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2005				2006
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30		Dec. 31
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues:
Product	$37,763	$41,491	$43,588	$39,079	$26,886	$29,066	$23,190		$18,655
Royalty	5,000	5,000	5,000	5,000	—	—	4		2,664

Total net revenues	42,763	46,491	48,588	44,079	26,886	29,066	23,194		21,319
Cost of product revenues	48,587	40,613	43,047	37,065	24,523	28,354	27,219		17,544

Gross profit (loss)	(5,824)	5,878	5,541	7,014	2,363	712	(4,025)		3,775
Operating expenses:
Research and development	7,753	8,844	8,738	8,648	9,597	9,941	8,691		7,815 (a)
Selling, general and administrative	9,654	9,051	8,456	7,812	7,999	7,045	7,567		4,955 (a)
Impairment of goodwill and intangible assets	—	—	—	42,743 (c)	—	—	—		—

Operating loss	(23,231)	(12,017)	(11,653)	(52,189)	(15,233)	(16,274)	(20,283)		(8,995)
Non-operating income (loss), net	(112)	807	451	170	476	883	505		(2,516)

Loss before income taxes	(23,343)	(11,210)	(11,202)	(52,019)	(14,757)	(15,391)	(19,778)		(11,511)
Provision for (benefit from) income taxes	667	413	(106)	805	(687)	(167)	(15,411	)(b)	(1,078)

Net loss	$(24,010)	$(11,623)	$(11,096)	$(52,824)	$(14,070)	$(15,224)	$(4,367)		$(10,433)

Net loss per share — basic and diluted	$(0.60)	$(0.29)	$(0.28)	$(1.33)	$(0.36)	$(0.39)	$(0.11)		$(0.28)

Shares used in per share calculation — basic and diluted	39,706	39,772	39,806	39,839	39,122	39,150	39,177		37,450

(a)	Our operating expenses decreased from prior quarters primarily due to reduced headcount resulting from actions taken after our September 18, 2006 announcement of an operational reorganization and change to our business plan (See Note 1 to the Consolidated Financial Statements).

(b)	Benefit from income taxes includes a favorable tax adjustment of $14.9 million.

(c)	We recorded a $42.7 million impairment charge related to fiscal 2003 acquisitions (See Note 3 to the Consolidated Financial Statements).

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Financial Statement Schedule:

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		Ending of
	of Period	Expenses	Deductions	Period
	(In thousands)

Year Ended December 31, 2006
Allowance for doubtful accounts	$449	$(169)	$4	$276
Allowance for sales returns and warranty reserve	$742	$(67)	$310	$365
Year Ended December 31, 2005
Allowance for doubtful accounts	$787	$—	$338	$449
Allowance for sales returns and warranty reserve	$757	$601	$616	$742
Year Ended December 31, 2004
Allowance for doubtful accounts	$990	$176	$379	$787
Allowance for sales returns and warranty reserve	$1,711	$653	$1,607	$757

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements under Item 8, Part III of this Annual Report on Form 10-K.

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

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

None.

PART III

Certain information required by Part III is omitted from this Report and is incorporated by reference from the definitive proxy statement for our 2007 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission.

Item 10.	Directors, Executive Officers and Corporate Governance

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

The following table summarizes information with respect to options under our equity compensation plans at December 31, 2006:

Equity Compensation Plan Information(1)

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
	Options, Warrants	Warrants and	Reflected in
Plan Category	and Rights(a)	Rights(b)	Column(a))(c)

Equity compensation plans approved by security holders	6,030,572	$5.57	4,925,492	(2)
Equity compensation plans not approved by security holders	1,256,422	$4.57	729,248

Total	7,286,994	$5.40	5,654,740

(1)	Includes only options outstanding under ESS’ stock option plans, as no stock warrants or rights were outstanding as of December 31, 2006.

(2)	Includes 169,257 shares of common stock reserved for future issuance under the ESS Technology, Inc. 1995 Employee Stock Purchase Plan.

The equity compensation plans not approved by security holders have generally the same features as those approved by security holders. For further details regarding ESS’ equity compensation plans, see Note 11, “Shareholders’ Equity,” in the consolidated financial statements in Item 8 of this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the registrant as set forth under Item 8(1) are filed as part of the Form 10-K.

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

Date: March 16, 2007

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

Signature	Title	Date

/s/ ROBERT L. BLAIR Robert L. Blair	President and Chief Executive Officer (principal executive officer)	March 16, 2007

/s/ JAMES B. BOYD James B. Boyd	Chief Financial Officer, Senior Vice President and Assistant Secretary (principal financial officer and principal accounting officer)	March 16, 2007

/s/ FRED S.L. CHAN Fred S.L. Chan	Chairman of the Board of Directors	March 16, 2007

/s/ BRUCE J. ALEXANDER Bruce J. Alexander	Director	March 16, 2007

/s/ GARY L. FISCHER Gary L. Fischer	Director	March 16, 2007

/s/ PETER T. MOK Peter T. Mok	Director	March 16, 2007

/s/ ALFRED J. STEIN Alfred J. Stein	Director	March 16, 2007

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

2.04	Master Distribution Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 2.04 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
2.05	Agreement and Plan of Merger dated June 9, 2003, by and among the Registrant, Pictos Technologies, Inc. and Pictos Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on From 8-K (file no. 000-26660) filed June 24, 2003.
2.06	Agreement and Plan of Merger dated August 15, 2003, by and among the Registrant, Divio, Inc. and Divio Acquisition Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 2, 2003.
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (file no. 33-95388) declared effective by the Securities and Exchange Commission on October 5, 1995 (the “Form S-1”).
3.02	Registrant’s Amended and Restated Bylaws.
4	Registrant’s Registration Rights Agreement dated May 28, 1993, by and among the Registrant and certain shareholders, incorporated herein by reference to Exhibit 10.07 to the Form S-1 (file no. 33-95388).
10.1	Registrant’s Amended 401(k) Plan, incorporated herein by reference to Exhibit 10.06 to the Form S-1 (file no. 33-95388).*
10.2	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers, incorporated herein by reference to Exhibit 10.11 to the Form S-1 (file no. 33-95388).
10.6	1995 Employee Stock Purchase Plan amended and restated as of April 26, 2003, incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.
10.7	Master Technology Ownership and License Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.8	Employee Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.9	Tax Sharing and Indemnity Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.40 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.10	Real Estate Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.11	Master Confidential Disclosure Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.42 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.12	Master Transitional Services Agreement between the Registrant and Vialta, Inc, incorporated herein by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed with the SEC on September 5, 2001.
10.13	Registrant’s 1997 Equity Incentive Plan, amended and restated as of April 26, 2003, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.
10.14	Registrant’s 2002 Non-Executive Stock Option Plan dated May 22, 2002, incorporated herein by reference to Exhibits 99.1 to the Form S-8 (file no. 333-89942) filed on June 6, 2002.*
10.15	Joint Development Agreement dated December 14, 2001, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed March 31, 2003.**
10.16	Amendment to Joint Development Agreement dated January 18, 2003, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed March 31, 2003.**

Exhibit
Number	Exhibit Title

10.17	License Agreement and Mutual Release dated June 11, 2003, by and among the Registrant, ESS Technology International, Inc. and MediaTek Incorporation, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.**
10.18	Addendum to the License Agreement and Mutual Release dated July 8, 2003, by and among the Registrant, ESS Technology International, Inc. and MediaTek Incorporation, incorporated herein by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed November 14, 2003.**
10.20	Registrant’s 1995 Equity Incentive Plan amended and restated as of January 25, 2003, incorporated herein by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*
10.21	Form of Stock Option Agreement under Registrant’s 1995 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*
10.22	Form of Stock Option Agreement under Registrant’s 1997 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*
10.23	Form of Directors Nonqualified Initial Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*
10.24	Form of Directors Nonqualified Succeeding Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*
10.25	Registrant’s 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.62 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*
10.26	Form of Directors Nonqualified Initial Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan, amended effective November 23, 2004, incorporated herein by reference to Exhibit 10.63 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*
10.27	Form of Directors Nonqualified Succeeding Stock Option Grant Agreement Registrant’s 1995 Directors’ Stock Option Plan, amended effective November 23, 2004, incorporated herein by reference to Exhibit 10.64 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*
10.28	Form of Stock Option Agreement under Registrant’s 1995 Equity Incentive Plan, 1997 Equity Incentive Plan and 2002 Non-Executive Stock Option Plan, amended effective November 23, 2004, incorporated herein by reference to Exhibit 10.65 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*
10.29	Amended and Restated Stock Option Agreement for Audit Committee members, incorporated herein by reference to Exhibit 10.66 of the Form 8-K filed on February 3, 2005.*
10.30	Form of Stock Option Agreement for Audit Committee members, incorporated herein by reference to Exhibit 10.67 of the Form 8-K filed on February 3, 2005.*
10.31	Form of Acceleration Agreement for Directors, incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed on March 16, 2005.*
10.32	Form of Acceleration Agreement for Officers, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K filed on March 16, 2005.*
10.33	Description of Performance Based Compensation Plan Bonus Criteria for Fiscal Year 2005, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 8-K filed on April 6, 2005.*
10.34	Description of Bonus Payment for Fiscal Year 2005 to James Boyd, incorporated herein by reference to text of the Registrant’s Form 8-K filed June 2, 2005.*
10.35	Description of Amendment of Stock Option Grant to Robert Blair Dated June 30, 2005, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-Q filed on August 9, 2005.*
10.36	Silan-ESS Cooperation in VCD Agreement between the Registrant and Hangzhou Silan Microelectronics Joint-Stock Co. Ltd. dated September 14, 2005, incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-Q filed on November 9, 2005.**

Exhibit
Number	Exhibit Title

10.37	ESS-Silan DVD Technology License Agreement between the Registrant and Hangzhou Silan Microelectronics Co., Ltd. dated November 3, 2006.**
10.38	Description of the amended compensation package for James Boyd, incorporated herein by reference to text of the Registrant’s Form 8-K filed December 27, 2006.*
21	List of Registrant’s subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this report on Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement.

**	Confidential treatment has been granted with respect to certain portions of this agreement.