Form 10-K/A
period 2006-12-31
ESS TECHNOLOGY INC
filed 2007-05-03
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

ESS Technology, Inc. (the “Company,” “ESS,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We did not complete our proxy statement within 120 days of our fiscal year ended December 31, 2006, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. We anticipate filing our definitive proxy statement in August 2007 for our 2007 Annual Shareholder Meeting, which we currently anticipate to be held in late September 2007. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the April 30, 2007 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

ESS TECHNOLOGY, INC.

2006 FORM 10-K/A

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our current directors, other than Bruce Alexander, were elected at the 2006 annual meeting of shareholders to serve as directors until the 2007 annual meeting of shareholders, until their respective successors have been elected and qualified or until such directors’ earlier resignation or removal. Mr. Alexander was elected as a member of the Board of Directors on February 16, 2007. The information of members of the Board of Directors as of March 31, 2007 is set forth below:

			Director
Name of Nominee	Age	Principal Occupation	Since

Fred S.L. Chan	60	Chairman of the Board of Directors of the Company	1986
Robert L. Blair	59	President and Chief Executive Officer of the Company	1999
Bruce J. Alexander(1)	62	Director of Supermicro Computers, Inc.	2007
Gary L. Fischer(1)	56	Vice President and Chief Financial Officer of eRide, Inc.	2004
Peter T. Mok(1)(2) (3)	54	President and Chief Executive Officer of KLM Capital Management, Inc.	1993
Alfred J. Stein(1)(2)(3)	74	Director of Advanced Power Technology	2003

(1)	Member of the Audit Committee of the Board.

(2)	Member of the Compensation Committee of the Board.

(3)	Member of the Corporate Governance and Nominating Committee of the Board.

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

Bruce J. Alexander has served as a director since February 2007. Mr. Alexander was a Managing Director for Needham & Company from 1994 to 1997 and 1999 to 2006. From 1997 to 1999, Mr. Alexander served as the Chairman, President and Chief Executive Officer of Black & Company. Currently, Mr. Alexander serves on the board of directors of Supermicro Computers, Inc. Mr. Alexander holds a M.S. degree in Management from the Stanford University Graduate School of Business and a B.A. degree from Duke University.

Gary L. Fischer has served as a director since August 2004. Since December 2005 Mr. Fischer has served as Vice President and Chief Financial Officer of eRide, Inc., a privately held GPS technology company. Previously Mr. Fischer served as the Acting Chief Financial Officer of Integrated Silicon Solution, Inc. (“ISSI”) from November 2005 to February 2006. Mr. Fischer served as the President and Chief Operating Officer of ISSI from

April 2001 and Chief Financial Officer from November 2002. He served as Executive Vice President and Chief Financial Officer of ISSI from April 1995 to March 2001, and as Vice President and Chief Financial Officer of ISSI from June 1993 to March 1995. Mr. Fischer has been a member of the Board of Pericom Semiconductor since May 2005. From January 1989 to December 1992, Mr. Fischer was Chief Financial Officer of Synergy Semiconductor Corporation, a manufacturer of high performance SRAM and logic integrated circuits. Mr. Fischer holds an M.B.A. degree from the University of Santa Clara and a B.A. degree from the University of California, Santa Barbara.

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

Alfred J. Stein has served as a director since April 2003. Mr. Stein is an independent consultant to technology companies and has spent more than 45 years in the semiconductor industry. From 1982 until 1999 Mr. Stein served as Chairman of the Board and Chief Executive Officer of VLSI Technology, Inc., which was acquired by Philips Electronics in 1999. Previously, Mr. Stein served as Chief Executive Officer of Arrow Electronics, Vice President and Assistant General Manager of Motorola’s semiconductor unit, and Vice President and General Manager for the Electronics Devices Division of Texas Instruments. Currently, Mr. Stein serves on the board of Simtek Corp. and some private start-up companies. Mr. Stein holds a B.S. degree in physics from St. Mary’s University of Texas and an M.S. degree in mathematics from Southern Methodist University.

The notes concerning our executive officers required by this Item are set forth at the end of Part I in a section captioned “Executive Officers of the Registrant” above. There are no family relationships among any of the directors or executive officers of the Company.

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Nasdaq and Securities and Exchange Commission (“SEC”) rules. During 2006, the Audit Committee of the Board of Directors of the Company consisted of Gary Fischer, Peter Mok and Alfred Stein and one former member, David Lee, who declined to stand for re-election at the 2006 annual meeting of shareholders. Bruce Alexander joined the Audit Committee in February 2007. Each Audit Committee member qualifies as an audit committee financial expert as defined by SEC rules. Mr. Fischer serves as the Chairman of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC and the NASDAQ Global Market. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements for the year ended December 31, 2006 were satisfied on a timely basis.

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

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

ESS Technology’s compensation program is overseen and administered by the Compensation Committee (the “Committee”), which is comprised entirely of independent directors as determined in accordance with various Nasdaq, SEC and Internal Revenue Code rules. The Committee ensures that the total compensation paid to the Company’s executive officers is fair, reasonable and competitive. None of the Named Executive Officers (as defined below) serve on the Committee. The Committee operates under a written charter adopted by our Board. A copy of the charter is available, free of charge, on our website at http://www.ESSTECH.com/IR/investor _relations.shtm under the “Corp Governance” tab.

Philosophy

All of the Company’s compensation programs are designed to attract and retain key employees, motivating them to achieve and rewarding them for superior performance. Different programs are designed to target short and longer-term performance with the goal of increasing stockholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of setting goals, achieving goals and the direct linking of achievement with reward. Because we believe the performance of every employee is important to our success, the Committee is mindful of the effect executive compensation and incentive programs have on all of our employees.

The Committee and the Company both believe that the compensation of our executives should reflect their success as a management team and as individuals in attaining key operating objectives, such as growth of sales, growth of earnings, growth of market share, long-term strategic objectives, and increased market price of our stock. The Committee and the Company also believe that the performance of the executives in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. The Committee and the Company also believe that total compensation package for each of the executive officers must reflect the employment environment in which the Company competes for skilled talent. The Committee and the Company also seek to have the long-term performance of our stock reflected in executive compensation through the stock option and other equity incentive programs.

Objectives

The executive compensation programs and practices of the Company are designed to, among other things:

•	attract and retain highly qualified executives by offering an overall compensation package that is competitive with that offered for comparable positions in comparable companies in the high-technology industry, in Silicon Valley and in other parts of the world where we operate;

•	motivate executives to achieve the Company’s business goals through the use of an incentive compensation plan that ties a portion of an executive’s compensation to objectives of the Company and individual performance;

•	reward achievement of the Company’s short-term and long-term performance goals; and

•	align the interests of executives with the long-term interests of stockholders through executive participation in equity-based compensation plans.

Elements of Executive Compensation

Generally, compensation for the Company’s executives consists of:

•	base salary;

•	incentive cash compensation which consists of an annual bonus plan that is completely discretionary and only earned based on achieving certain corporate and individual objectives; and

•	stock-based incentive compensation programs, including the shareholder-approved 1995 Equity Incentive Plan and 1997 Equity Incentive Plan.

Under the Committee’s supervision, the Company has selected these elements because each is considered useful and necessary to meet one or more of the principal objectives of our compensation policy. The Company believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of its compensation program. We strongly believe, however, in engaging and retaining the best talent in critical functions, and this may entail negotiations with individual executives who have significant compensation packages in place with other employers or potential employers. In order to enable the Company to hire and retain talented executives, the Committee and the Company may determine that it is in the best interests of the Company to negotiate compensation arrangements that may deviate from the Company’s standard practices in setting the compensation for certain of its executives when such deviation is required by competitive or other market forces.

The Committee may also, from time-to-time, award totally discretionary bonuses to our executives. The Company’s executives are also eligible to participate in the Company’s 401(k) Plan, the Company’s 1995 Employee Stock Purchase Plan, as well as the Company’s 1995 Equity Incentive Plan and 1997 Equity Incentive Plan, and other benefits available generally to all employees of the Company.

We have change of control arrangements with each of our executive officers, which provide for such executives to receive certain payments and benefits if their employment with the Company is terminated. These arrangements are discussed in detail below. The Board has determined that such payments and benefits are necessary in order to attract and retain certain of our executives.

Determination of Executive Compensation

In determining planned executive compensation, each component of each executive’s compensation is considered relative to a competitive market position based on executive compensation survey information for similar sized high technology public companies and other relevant information. Both qualitative factors, such as experience, level of contribution, potential impact on company performance and relative internal pay, and quantitative factors relating to corporate and individual experience and performance are considered when determining individual compensation. The determination is not based on any single experience or performance factor, nor does it specifically assign relative weights to factors but, rather, a mix of factors is considered and individual performance is evaluated against that mix. In setting compensation levels for a particular executive, the Committee takes into consideration the proposed compensation package as a whole and each element individually, as well as the executive’s past and expected future contributions to our business.

SUMMARY COMPENSATION TABLE

The following table shows for the year ended December 31, 2006 certain compensation information for: (i) the Chairman of the Board of Directors; (ii) the Chief Executive Officer; (iii) the Chief Financial Officer; and (iv) two

other Vice Presidents of the Company, who, based on their total compensation, were the most highly compensated in 2006 (each a “Named Executive Officer” and collectively, the “Named Executive Officers”).

									Change in pension
									value and
								Non-equity	non-qualified
						Stock	Option	incentive plan	deferred	All other
						awards	awards	compensation	compensation	compensation
Name and principal position	Year	Salary ($)		Bonus ($)		($)	($)(1)	($)	earnings ($)	($)(2)		Total ($)

Fred S.L. Chan, Chairman of the Board of Directors,	2006	$328,000		—		—	$355,928	—	—	$298		$684,226
Robert L. Blair, President & CEO	2006	328,000		$750		—	320,484	—	—	298		$649,532
James B. Boyd, Sr. V.P. & CFO	2006	221,481		150,000		—	89,040	—	—	298		$460,819
Chorng-Yeong Chu, Sr. V.P. Video Engineering	2006	272,883	(3)	4,400	(4)	—	166,000	—	—	5,058	(5)	$448,341
Robert Wong, V.P. of Sales and Marketing	2006	220,000		67,750		—	91,330	—	—	298		$379,378

(1)	Represents the amount of compensation cost recognized by us in fiscal 2006 related to stock option awards granted prior to fiscal 2006 (since none were granted during fiscal 2006), as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R). For a discussion of valuation assumptions, see Note 11 to our 2006 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Includes dollar value of annual premiums paid by the Company under the Company’s group term life insurance policy and accidental death and dismemberment policy on behalf of the Named Executive Officers.

(3)	Includes $32,883 of vacation accrual that was paid to Chorng-Yeong Chu upon his termination in connection with the February 2007 sale of Blu-ray assets to Silicon Integrated Systems Corporation and its affiliates (“SiS”).

(4)	Excludes a $1,250,000 bonus paid in March 2007 to Chorng-Yeong Chu in connection with the February 2007 sale of Blu-ray assets to SiS.

(5)	Includes $4,760, the value of a wristwatch awarded to Chorng-Yeong Chu for his ten years of service to the Company.

Cash-Based Compensation

The Committee typically reviews and approves on an annual basis the target cash compensation for the Chief Executive Officer (the “CEO”) and for each of the Company’s other officers who are subject to Section 16 of the Securities Exchange Act of 1934. In conducting this annual evaluation of executive compensation, the Committee utilizes a general industry survey and a peer company compensation review prepared specifically for the Committee. The survey is purchased from Radford Surveys & Consulting, a business unit of Aon Consulting, that provides compensation surveys and consulting to the technology industry among others. A peer company benchmarking review was prepared specifically for the Compensation Committee by Watson Wyatt Worldwide, a global compensation and benefits consulting firm. The peer companies comprising the benchmark review are:  Actel Corp., Adaptec, Inc., Cree Inc., Cirrus Logic Inc., DSP Group Inc., Genesis Microchip Inc., Integrated Device Technology Inc., Micrel Inc., Omnivison Technologies Inc., PC Tel Inc., Pixelworks Inc., Silicon Image Inc., Silicon Laboratories, Inc., Semtech Corp. and Silicon Image Inc.

The Committee sets base salaries and target incentive bonuses paid to executive officers within the range of total target cash compensation based on the survey, the review, the individual performance and contribution, as well as numerous other factors, consistent with the Committee’s objective of attracting and retaining talented executives. The Committee evaluates the base salary and target incentive bonus of executives on an annual basis but does not have a standard practice of providing increases in cash compensation to our executives each year.

Base Salary

Base salary is set with the goal of attracting executives and adequately compensating and rewarding them on a day-to-day basis for the time spent, the services they perform and the skills and experience they bring to the Company. Historically the Company has not increased the base salary of our executives during difficult business times. Except for Mr. Boyd, the Chief Financial Officer (the “CFO”), the target cash compensation of our executive officers has not changed since 2005.

Incentive Bonus Compensation

The Incentive Bonus Plan (the “Plan”) places a significant portion of an executive’s compensation at risk because participants must achieve certain performance thresholds to earn bonus incentive compensation under the Plan. In addition, the Plan increases bonus incentive awards when performance exceeds Plan objectives. Under the Plan, participants are eligible to earn cash bonus incentive compensation based upon the achievement of certain performance goals and objectives relating to the Company and each individual participant. The Committee sets certain annual performance goals and objectives for the Plan. Following the end of each year, the Committee determines the extent to which the performance goals and objectives were obtained. Based on this assessment, eligible participants in the Plan may earn a bonus incentive award in an amount equal to a percentage of such participant’s target bonus incentive compensation.

In January 2006, the Committee reviewed and approved the business objectives and target cash compensation of our executive officers for the year ended December 31, 2006. The Committee determined that the primary business objective for the year ended December 31, 2006 was to achieve certain new product revenue and certain gross margin targets in our annual operating plan. The Committee established that 50% of each participant’s target bonus incentive compensation for the year ended December 31, 2006 would be based upon the Company’s achievement of the new product revenue included in the annual operating plan (the “Plan Revenue Objective”), and 50% of each participant’s target bonus incentive compensation was dependent upon the Company’s achievement of a non-GAAP operating income goal (the “Plan Financial Objective”). Annually bonus incentive compensation was adjusted for the level of the Company’s achievement, and could range from 0% to 200% of the target bonus incentive compensation. During the year ended December 31, 2006, the Chief Executive Officer’s target bonus incentive compensation was 100% of his annual salary compensation and each of the other Named Executive Officers had a target bonus incentive compensation equal to 50% of their annual salary compensation. Historically, the performance targets associated with our incentive bonus plans have been set aggressively high as an aspirational goal for management. When these performance targets are not achieved, the Committee considers awarding discretionary bonuses as described below. For 2006, the performance targets were not achieved and bonuses were awarded solely on a discretionary basis.

Discretionary Bonuses

In addition to compensation under the Company’s Executive Bonus Plan, the Committee may award special bonuses to executives based on a number of factors including extraordinary performance, market demands or other factors. In March 2007, the Committee approved a cash bonus of $150,000 for Mr. Boyd for his accomplishments during the year ended December 31, 2006 related to the performance of the Company’s internal controls and his work supporting the ongoing reorganization of the Company.

2007 Cash Compensation

The Compensation Committee plans to convene a meeting in May of 2007 to review and evaluate the base salaries, target bonus incentive compensation and approve the business objectives related to target bonus incentive compensation of our executive officers for 2007. The Committee previously determined that the primary business objective for 2007 is the Company’s ongoing strategic review and any consequent reorganization in accordance with the Company’s announcement in September 2006, but the Committee has not yet established specific measurable objectives which would form the basis of a 2007 bonus plan. Other features of the 2007 executive compensation package remain unchanged for 2007. The Chief Executive Officer’s and the Chairman of the Board’s 2007 target bonus cash incentive compensation are 100% of each of their annual salary compensations, and each of the other Named Executive Officers has a target bonus incentive compensation equal to 50% of their annual salary compensation.

Stock-Based Compensation

The Committee believes that equity awards are an essential component of executive compensation and closely aligns the interests of executives with the long-term interests of shareholders. Equity awards have been subject to vesting provisions to encourage executives to remain employed with the Company and to align their interests with the long-term interests of stockholders. The Committee may grant immediately vested equity awards to our executives in lieu of cash compensation or for other reasons. The right to purchase restricted stock may not be awarded under the 1997 Equity Incentive Plan, and the 1997 Equity Incentive Plan is the Company’s only remaining stock plan under which new grants may be awarded to Named Executive Officers. Moreover, all of the Company’s prior equity awards have been stock options. We do not currently have any equity or other security ownership policy that mandates ownership of certain amounts of our common stock by our executives. Under our insider trading policy, directors, officers or employees are not allowed to margin the Company’s securities, use the Company’s securities as collateral to purchase the Company’s securities or the securities of any other issuer, short sell Company securities, either directly or indirectly, or trade in derivative securities related to the Company’s securities.

Either the Board of Directors or the Committee may grant stock options to our executives. Our executives generally receive a stock option which has been approved by the Committee when they initially join the Company and may receive additional equity grants as part of a refresh grant upon promotion or for individual performance. The Compensation Committee has implemented certain general policies relating to grants of stock and other awards, which policies apply to our executives. Specifically, the Committee has determined that stock options shall be granted: (i) for grants of 20,000 shares or more for any employee including the Named Executive Officers, on the date the last member of the Board of Directors or Committee member approves in writing such grant; (ii) for grants below 20,000 and not for a Named Executive Officer, on the date the CEO approves in writing such grant; or (iii) on such other date established by the Board or Committee. Options grants or other equity awards to executive officers may be approved at a properly constituted meeting of the Board of Directors or the Committee or by the unanimous written consent of the directors or Committee members. Generally, to ensure the date of approval is certain our unanimous written consents are considered executed when the last required signature is received by the CFO by fax or hand delivery. All required documentation, including the list of recommended equity awards by recipient and the terms of the award, are sent to the Board of Directors, Committee or the CEO, as the case may be, prior to approval and signature. The Committee believes that this practice will ensure that the exercise price of the options or other awards are based on the fair market value of our common stock on the date of grant and that the approval process results in grants made on a planned grant date. We have not and do not plan in the future to coordinate the timing of the release of material non-public information for the purpose of affecting the value of executive compensation (including equity award grants).

The Committee determines the equity awards made to the Chief Executive Officer in light of executive compensation survey or review information for similarly sized companies, publicly available information on other companies, and the relative size of our other executive grants, taking into consideration relative responsibility, performance and anticipated future contribution to Company performance. The Committee receives recommendations from the Chief Executive Officer on the amount and terms of equity compensation to be awarded to other executives based on individual position, responsibilities, performance, compensation surveys, other publicly available information and the officer’s anticipated future performance, responsibilities and potential impact on Company results. The Committee takes these factors into account when approving such awards.

The Committee also reviews prior equity awards to each executive, including the number of shares that continue to be subject to vesting under prior option grants, in determining the size of option grants to each of the executives. Stock options are typically granted with an exercise price per share equal to the closing market price of the Company’s common stock on the date of grant. There have been no new option grants since 2005 to the Company’s executives.

Compensation for the Chief Executive Officer and Chairman of the Board of Directors

The Committee determines the Chief Executive Officer’s total compensation based on similar competitive compensation data as that used for other comparable executive officers at comparable companies, the Committee’s assessment of his past performance and the Committee’s expectations as to his future contributions to the Company. Mr. Blair’s base salary remained at $328,000 in 2006. Mr. Blair did not receive any incentive bonus compensation nor any equity incentive compensation for 2006.

The Compensation Committee also determines the Chairman of the Board of Directors’ total compensation based on similar competitive compensation data as that used for other comparable executive officers at comparable companies, the Committee’s assessment of his past performance and the Committee’s expectations as to his future contributions to the Company. Mr. Chan’s base salary remained at $328,000 in 2006. Mr. Chan did not receive any incentive bonus compensation nor any equity incentive compensation for 2006.

Tax Considerations

Our Board of Directors has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program and has determined that limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code, which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and other highly compensated executives to one million dollars per year in the year the compensation becomes taxable to executives. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs, due in part to the large net operating loss carryforward already available to the Company for tax reporting purposes. We believe that achieving the compensation objectives discussed earlier is more important than the benefit of tax deductibility and our executive compensation programs may, from time to time, limit the tax deductibility of compensation.

GRANTS OF PLAN-BASED AWARDS

								All	All Other
								Other	Option
								Stock	Awards:		Grant
								Awards:	Number of		Date
		Estimated Future Payouts			Estimated Future Payouts			Number of	Securities	Exercise	Fair
		Under Non-Equity Incentive			Under Equity Incentive Plan			Shares	Under-	or Base	Value of
		Plan Awards			Awards			of Stock	lying	Price of	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Option Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Robert L. Blair	—	—	328,000	656,000	—	—	—	—	—	—	—
Fred S.L. Chan	—	—	328,000	656,000	—	—	—	—	—	—	—
James B. Boyd	—	—	110,000	220,000	—	—	—	—	—	—	—
Chorng-Yeong Chu	—	—	120,000	240,000	—	—	—	—	—	—	—
Robert Wong	—	—	110,000	220,000	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning unexercised options held by each of the Named Executive Officers as of December 31, 2006.

	Option awards						Stock awards
										Equity
									Equity	incentive
									incentive	plan
								Market	plan	awards:
				Equity incentive			Number	value of	awards:	market or
				plan awards:			of shares or	shares or	number of	payout
				number of			units of	units of	unearned	value
	Number of	Number of		securities			stock	stock	shares, units	of unearned
	securities	securities		underlying			that have	that have	or other	shares, units or
	underlying	underlying		unexercised	Option	Option	not	not	rights that	other rights
	unexercised options	unexercised options		unearned options	exercise	expiration	vested	vested	have not	that have not
Name	(#) exercisable	(#) unexercisable		(#)	price ($)	date	(#)	($)	vested (#)	vested

Fred S.L. Chan	170,000	—	(1)	—	$4.8750	7/3/2007	—	—	—	—
	250,000	—	(1)	—	4.8750	1/3/2011	—	—	—	—
	88,558	30,412	(2)	—	4.1200	6/28/2015	—	—	—	—
	252,900	78,650	(3)	—	4.1200	6/28/2015	—	—	—	—
	18,109	2,921	(4)	—	4.5320	6/28/2010	—	—	—	—
	30,433	38,017	(5)	—	4.5320	6/28/2010	—	—	—	—
Robert L. Blair	10,225	—	(1)	—	5.0000	1/4/2007	—	—	—	—
	20,851	3,559	(6)	—	9.7800	7/8/2013	—	—	—	—
	320,816	54,774	(7)	—	9.7800	7/8/2013	—	—	—	—
	20,000	—	(1)	—	4.0625	11/3/2007	—	—	—	—
	9,775	—	(1)	—	5.0000	1/4/2007	—	—	—	—
	168,000	—	(1)	—	4.8750	1/3/2011	—	—	—	—
	13,611	—	(1)	—	2.6875	7/21/2007	—	—	—	—
	16,000	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	15,420	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	144,580	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	3,750	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	154,666	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	11,250	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	1,000	—	(1)	—	4.1200	6/28/2015	—	—	—	—
James B. Boyd	20,000	—	(1)	—	4.8750	1/3/2008	—	—	—	—
	79,036	—	(1)	—	4.8750	7/6/2009	—	—	—	—
	25,833	14,167	(8)	—	7.6200	5/23/2013	—	—	—	—
	28,464	—	(1)	—	4.8750	7/6/2009	—	—	—	—
	25,833	4,167	(9)	—	4.1200	6/28/2015	—	—	—	—
	12,500	17,500	(10)	—	4.1200	6/28/2015	—	—	—	—

	Option awards						Stock awards
										Equity
									Equity	incentive
									incentive	plan
								Market	plan	awards:
				Equity incentive			Number	value of	awards:	market or
				plan awards:			of shares or	shares or	number of	payout
				number of			units of	units of	unearned	value
	Number of	Number of		securities			stock	stock	shares, units	of unearned
	securities	securities		underlying			that have	that have	or other	shares, units or
	underlying	underlying		unexercised	Option	Option	not	not	rights that	other rights
	unexercised options	unexercised options		unearned options	exercise	expiration	vested	vested	have not	that have not
Name	(#) exercisable	(#) unexercisable		(#)	price ($)	date	(#)	($)	vested (#)	vested

Chorng-Yeong Chu	22,630	—	(1)	—	4.8750	1/3/2009	—	—	—	—
	24,037	—	(1)	—	4.8750	1/3/2008	—	—	—	—
	—	21,457	(11)	—	7.6200	5/23/2013	—	—	—	—
	11,666	11,775	(11)	—	3.1000	10/23/2015	—	—	—	—
	31,666	6,877	(11)	—	7.6200	5/23/2015	—	—	—	—
	1,667	34,892	(11)	—	3.1000	10/23/2015	—	—	—	—
	7,836	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	12,868	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	40,000	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	7,132	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	14,463	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	37,500	22,500	(11)	—	4.1200	6/28/2015	—	—	—	—
	85,537	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	10,000	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	9,864	—	(1)	—	4.1200	6/28/2015	—	—	—	—
Robert Wong	24,390	61,280	(12)	—	4.1000	6/5/2015	—	—	—	—
	13,110	1,220	(13)	—	4.1000	6/5/2015	—	—	—	—

(1)	Options were fully vested as of December 31, 2006.

(2)	45,980 shares were fully vested on the date of grant, and 1/12th of the remaining 72,990 shares vest monthly on the 3rd day of each month commencing June 3, 2006 through May 3, 2007.

(3)	125,878 shares were fully vested on the date of grant and 1/6th of 47,204 shares vest monthly on the 10th day of each month commencing July 10, 2005 through December 10, 2005; 1/12th of 79,818 shares vest monthly on the 10th day of each month commencing January 10, 2006 through December 10, 2006; 1/12th of 78,650 shares vest monthly on the 10th day of each month commencing January 10, 2007 through December 10, 2007.

(4)	14,020 shares were fully vested on the date of grant, and 1/12th of the remaining 7,010 shares vest monthly on the 3rd day of each month commencing June 3, 2006 through May 3, 2007.

(5)	7,455 shares were fully vested on the date of grant, and 1/6th of 2,796 shares vested monthly on the 10th day of each month commencing July 10, 2005 through December 10, 2005; 1/12th of 20,182 shares vested monthly on the 10th day of each month commencing January 10, 2006 through December 10, 2006; 1/12th of 21,350 shares vest monthly on the 10th day of each month commencing January 10, 2007 through December 10, 2007; 1/12 of 16,667 shares vest monthly on the 10th day of each month commencing January 10, 2008 through February 10, 2008.

(6)	6,103 shares were fully vested on July 8, 2004; 1/48th of the 24,410 shares vest monthly on the 8th day of each month commencing on August 8, 2004 through July 8, 2007.

(7)	93,897 shares were fully vested on July 8, 2004; 1/48th of 375,590 shares vest monthly on the 8th day of each month commencing on August 8, 2004 through July 8, 2007.

(8)	1/48th of the 40,000 shares vest monthly on the 23rd day of each month commencing on June 23, 2004 through May 23, 2008.

(9)	1/12th of 20,000 shares were fully vested on the date of grant; 1/12th of 20,000 shares vested monthly on the 3rd day of each month commencing July 3, 2005 through May 3, 2006; 1/12th of 10,000 shares vest monthly on the 3rd day of each month commencing June 3, 2006 through May 3, 2007.

(10)	1/12th of 5,000 shares vested monthly on the 3rd day of each month commencing July 3, 2005 through June 3, 2006; 1/12th of 15,000 shares vest monthly on the 3rd day of each month commencing on July 3, 2006 through June 3, 2007; 1/12th of 10,000 shares shall vest monthly on the 3rd day of each month commencing July 3, 2007 through June 3, 2008.

(11)	Chorng-Yeong Chu’s options ceased vesting on December 31, 2006, and all vested option shares expired on March 31, 2007, 90 days after his termination.

(12)	16,260 shares were fully vested on June 6, 2006; 1,355 shares vested monthly on the 6th day of each month commencing on July 6, 2006 through December 6, 2006; 2,032 shares vest on the 6th day of each month commencing on January 6, 2007 through December 6, 2008; 2,083 shares shall vest monthly on the 6th day of each month commencing January 6, 2008 through June 6, 2009.

(13)	8,740 shares were fully vested on June 6, 2006; 728 shares vested on the 6th day of each month commencing on July 6, 2006 through December 6, 2006; 51 shares vest on the 6th day of each month commencing on January 6, 2007 through December 6, 2008.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

The Company’s Board of Directors has adopted forms of acceleration agreement for non-employee directors and named executive officers of the Company. Under the acceleration agreement for non-employee directors, in the event of death or a change in control (each, an “Acceleration Event”), the vesting schedule for all unvested options that are outstanding as of the date of the Acceleration Event shall be immediately vested and exercisable in full. Additionally, if any benefit under an acceleration agreement would be subject to the excise tax under Code Section 4999, the non-employee director shall receive the greater of (as determined on an after-tax basis) the full amount of the benefits or such lesser amount that would result in no excise tax.

Under the acceleration agreement for named executive officers, in the event of an executive officer’s death or involuntary termination, including voluntary termination for a good reason, within two months before a change in control, all unvested options that are outstanding as of such change in control shall be immediately vested upon the effective date of such change in control and exercisable in full. Separately, in the event of a change in control, the vesting schedule for 50% of unvested options that are outstanding as of the date of the change in control shall be immediately vested and exercisable in full, with the remaining unvested options to accelerate upon an involuntary termination within 12 months after a change in control. Additionally, if any benefit under an acceleration agreement would be subject to the excise tax under Code Section 4999, the executive officer shall receive the greater of (as determined on an after-tax basis) the full amount of the benefits or such lesser amount that would result in no excise tax.

If an Acceleration Event had occurred on December 31, 2006 and the price per share was $1.03 per share, the closing market price as of that date, then no payments and benefits would be provided to the non-employee directors and named executive officers under either of the acceleration agreements described here because the applicable exercise prices for the options held by all non-employee directors and named executive officers exceeded that price per share.

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

Non-employee directors of the Company are automatically granted options to purchase shares of the Company’s common stock pursuant to the terms of the Company’s 1995 Directors Stock Option Plan (the “Directors Plan”). Each non-employee director, upon becoming a member of the Board, is granted an option to purchase 40,000 shares of common stock under the Directors Plan (the “Initial Grant”). Thereafter, on the date of the annual meeting of shareholders each year, each non-employee director who will continue as a director is automatically granted an additional option to purchase 10,000 shares of common stock under the Directors Plan (the “Subsequent Grant”), provided the director has then served for six (6) months. Options granted under the Directors Plan have an exercise price equal to the fair market value of the Company’s common stock on the date of grant with a term of ten years. The fair market value of the common stock is determined based on the closing sales price on the NASDAQ Global Market on the date of grant. Initial Grants become exercisable with respect to 25% of the shares on the first anniversary of the date of grant and with respect to 1/48th of the shares on the same date of each succeeding month. Subsequent Grants vest and become exercisable with respect to 1/48th of the shares on the same date as the date of grant each month following the grant.

On the date of each annual meeting of shareholders, each member of the Audit Committee (including the Chairman) is granted an additional option to purchase 5,000 shares of common stock, vesting ratably over 12 months so long as he or she continuously serves as a member of the Audit Committee. In addition, the Chairman of the Audit Committee is granted an additional option to purchase 5,000 shares of common stock, vesting ratably over 12 months so long as he or she continuously serves as a member of the Audit Committee. When a director joins the Audit Committee between annual meetings of shareholders, he or she will receive a pro rated Audit Committee grant based on the number of months he or she serves on the committee prior to receiving his or her first annual grant. These options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant with a term of ten years. The fair market value of the common stock is determined based on the closing sales price on the NASDAQ Global Market on the date of grant.

DIRECTOR COMPENSATION

					Change in pension
					value and
				Non-equity	nonqualified
	Fees earned or	Stock	Option	incentive plan	deferred
	paid in cash	awards	awards	compensation	compensation	All other
Name(1)	($)	($)	($)(2)(3)	($)	earnings	compensation ($)	Total ($)

Gary L. Fischer	$45,500	—	$59,846	—	—	—	$105,346
David S. Lee	42,000	—	33,193	—	—	—	75,193
Peter T. Mok	43,500	—	33,288	—	—	—	76,788
Alfred J. Stein	$39,000	—	42,669	—	—	—	81,669

(1)	Fred S. L. Chan and Robert L. Blair, directors of the Company, are not listed on this table because they are also named executive officers and receive no compensation for serving on our Board; Bruce J. Alexander, director of the Company, is not listed in this table because he was elected to the Board in February 2007. David S. Lee previously served as a director of the Company until he chose not to stand for re-election to the Board at the 2006 annual shareholders’ meeting.

(2)	The following are the grant date fair values, pursuant to SFAS 123R, of the stock awards issued to each of our non-employee directors in 2006 fiscal year: Gary L. Fisher: $9,768; David S. Lee: $0; Peter T. Mok: $7,326; and Alfred J. Stein: $7,326.

(3)	The following are the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2006, the last day of the 2006 fiscal year:, Gary L. Fischer: 71,251; David S. Lee: 100,417; Peter T. Mok: 64,167; and Alfred J. Stein: 75,417. David S. Lee’s options expired on March 18, 2007, 90 days after this termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee consists of Mr. Alfred Stein (Chairman) and Mr. Peter Mok. Mr. David Lee served on our Compensation Committee until our 2006 annual meeting of shareholders in December 2006, at which time Mr. Stein was appointed to our Compensation Committee. None of the members of our Compensation Committee during 2006 is currently or has been, at any time since our formation, one of our officers or employees. During 2006, no executive officer served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee. None of the members of our Compensation Committee during 2006 currently has or has had any relationship or transaction with a related person requiring disclosure pursuant to Item 404 of Regulation S-K.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and contained within this Form 10-K/A with management and, based on such review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A and incorporated into our Annual Report on Form 10-K for the year ended December 31, 2006.1

Compensation Committee

Alfred Stein
Peter Mok

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information, as of March 31, 2007, known to the Company regarding the beneficial ownership of the Company’s common stock that has been provided to the Company with respect to the beneficial ownership of shares of (1) each person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, (2) each of the Company’s directors, (3) each Named Executive Officer named in the Summary Compensation Table above, and (4) all directors and executive officers as a group. Except as

1 The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

otherwise noted, the address of each person listed in the table is c/o ESS Technology, Inc., 48401 Fremont Blvd., Fremont, CA 94538.

	Shares Beneficially
	Owned(1)		Options
		% of	Exercisable on
	Number of	Common	or Before
Name and Address	Shares	Stock	May 29, 2007(1)

Fred S.L. Chan, Chairman(2)	4,413,677	12.1%	885,000
Annie M.H. Chan(2)	4,413,677	12.1%	—
Dimensional Fund Advisors, Inc.(3)	2,006,461	5.7%	—
1299 Ocean Ave. Santa Monica, CA 90401
Renaissance Technologies Corp.(4)	2,168,000	6.1%	—
800 Third Ave., 33rd floor New York, NY 10022
Robert L. Blair, Director, President and CEO	955,334	2.6%	931,610
James B. Boyd, CFO, Senior Vice President and Assistant Secretary	209,638	0.6%	206,250
Bruce J. Alexander, Director	1,250	*	1,250
c/o ESS Technology, Inc. 48401 Fremont Blvd. Fremont, CA 94538
Gary L. Fischer, Director	58,752	*	58,752
c/o eRide, Inc. 3450 California St. San Francisco, CA 94118
Peter T. Mok, Director	58,334	*	58,334
c/o KLM Capital Management, Inc. 10 Almaden Blvd., Suite 988 San Jose, CA 95113
Alfred Stein, Director	69,584	*	69,584
c/o ESS Technology, Inc. 48401 Fremont Blvd. Fremont, CA 94538
All executive officers and directors as a group(5)	5,766,569	15.3%	2,210,780

*	Less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable and except as indicated in the other footnotes to this table. As of March 31, 2007, 35,510,559 shares of the Company’s common stock were issued and outstanding. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days after March 31, 2007 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Fred S. L. Chan and Annie M. H. Chan are husband and wife (the “Chans”). This amount includes 3,248,677 shares held by the Annie M.H. Chan Living Trust for the benefit of Annie M. H. Chan. This amount also includes 280,000 shares held by a trust for the benefit of Michael Y.J. Chan, a minor child who resides with the Chans. This amount does not include shares held in separate trusts for the benefit of Edward Y.C. Chan and David Y.W. Chan who are adult children of the Chans and do not reside with the Chans.

(3)	The Schedule 13G statement filed on April 19, 2007 by Dimensional Fund Advisors, Inc. indicates that Dimensional is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940 and is the beneficial owner of 2,006,461 shares of the Company’s common stock..

(4)	The Schedule 13G statement filed by Renaissance Technologies Corp. on February 9, 2007 indicates that Renaissance is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940 and is the beneficial owner of 2,168,000 shares of the Company’s common stock.

(5)	Includes 280,000 shares held by an entity affiliated with a certain director as described in Note (2).

The following table summarizes information with respect to options under our equity compensation plans at December 31, 2006:

Equity Compensation Plan Information(1)

			Number of Securities
			Remaining Available
			for Future Issuance
			Under Equity
	Number of Securities	Weighted-Average	Compensation Plans
	to be Issued Upon	Exercise Price of	(Excluding
	Exercise of Outstanding	Outstanding Options,	Securities
	Options, Warrants	Warrants and	Reflected in
Plan Category	and Rights(a)	Rights(b)	Column(a))(c)

Equity compensation plans approved by security holders	6,030,572	$5.57	4,925,492	(2)
Equity compensation plans not approved by security holders	1,256,422	$4.57	729,248

Total	7,286,994	$5.40	5,654,740

(1)	Includes only options outstanding under ESS’ stock option plans, as no stock warrants or rights were outstanding as of December 31, 2006.

(2)	Includes 169,257 shares of common stock reserved for future issuance under the ESS Technology, Inc. 1995 Employee Stock Purchase Plan.

The equity compensation plans not approved by security holders have generally the same features as those approved by security holders. For further details regarding ESS’ equity compensation plans, see Note 11, “Shareholders’ Equity,” in the consolidated financial statements in Item 8 on Form 10-K filed on March 16, 2007.

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

Except as set forth above, in fiscal year 2006, the Company has not been a party to any transaction exceeding $120,000 in value with any of the Company’s directors, nominees for election as a director, executive officers, holders of more than 5% of the Company’s common stock or any member of the immediate family of any such persons, other than normal compensation arrangements that are described under the “Executive Compensation” section of this report.

Item 14.  Principal Accountant Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table lists the aggregate fees paid for professional services rendered by PricewaterhouseCoopers LLP for all “Audit Fees,” and “Tax Fees,” for the last two fiscal years.

	Fiscal Year	Fiscal Year
	2006	2005

Audit Fees	$1,100,200	$1,027,500
Tax Fees:
Tax compliance/preparation	309,094	302,945
Other tax services	163,795	264,090

Total Tax Fees	472,889	567,035
All Other Fees	2,320	2,320

Total	$1,575,409	$1,596,855

Audit Fees

The audit fees for the years ended December 31, 2006 and 2005, respectively, were for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years 2006 and 2005, and for reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of the fiscal years 2006 and 2005. Audit fees for fiscal years 2006 and 2005 also included the audit of management’s report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Fees

The tax fees for the years ended December 31, 2006 and 2005, respectively, were for tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for assistance in the preparation of ESS’ international, U.S. federal, state and local tax returns, tax audits and appeals, and transfer pricing documentation. Other tax services consist of tax advice related to mergers and acquisitions and restructuring of foreign corporations.

All Other Fees

All other fees for the years ended December 31, 2006 and 2005, respectively, were for subscription fees for an online accounting research tool.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ESS TECHNOLOGY, INC.
(Registrant)

By:	/s/ ROBERT L. BLAIR
Robert L. Blair
President and Chief Executive Officer

Date: May 3, 2007

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.