Form 10-Q
period 2007-03-31
ESS TECHNOLOGY INC
filed 2007-05-10
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2007.
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
Yes ☐ No ☑
     As of May 3, 2007 the registrant had 35,531,323 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)
ASSETS
Cash and cash equivalents	$43,233	$33,731
Short-term investments	5,302	10,264
Accounts receivable, net	10,795	9,189
Other receivables	4,701	1,154
Inventory	6,499	8,278
Prepaid expenses and other assets	1,456	1,764

Total current assets	71,986	64,380
Property, plant and equipment, net	14,845	16,996
Non-current deferred tax asset	6,585	—
Investment and other assets	8,641	9,052

Total assets	$102,057	$90,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$19,985	$20,404
Income tax payable and deferred income taxes	146	23,001

Total current liabilities	20,131	43,405
Non-current deferred tax liability	34,008	—

Total liabilities	54,139	43,405

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock	175,859	175,528
Accumulated other comprehensive income	117	86
Accumulated deficit	(128,058)	(128,591)

Total shareholders’ equity	47,918	47,023

Total liabilities and shareholders’ equity	$102,057	$90,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Net revenues
Product	$16,991	$26,886
License and royalty	781	—

Total net revenues	17,772	26,886
Cost of product revenues	10,400	24,523

Gross profit	7,372	2,363
Operating expenses:
Research and development	4,591	9,597
Selling, general and administrative	4,940	7,999
Impairment of property, plant and equipment	859	—
Gain on sale of technology and tangible assets	(8,481)	—

Operating income (loss)	5,463	(15,233)
Non-operating income (loss), net	(86)	476

Income (loss) before income taxes	5,377	(14,757)
Provision for (benefit from) income taxes	774	(687)

Net income (loss)	$4,603	$(14,070)

Net income (loss) per share — basic and diluted	$0.13	$(0.36)

Shares used in per share calculation — basic and diluted	35,508	39,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31,
	2007	2006
	(In thousands)
Net income (loss)	$4,603	$(14,070)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,014	1,689
Amortization of intangible assets	—	450
Gain on sale of technology and tangible assets	(8,481)	—
Impairment of property, plant and equipment	859	—
(Gain) loss on sale of property, plant and equipment	22	(241)
Loss on equity investments	500	281
Stock-based compensation	330	1,375
Changes in assets and liabilities:
Accounts receivables, net	(1,607)	174
Other receivables	(3,546)	3,476
Inventory	1,779	(8,601)
Prepaid expenses and other assets	135	1,065
Accounts payable and accrued expenses	(419)	(2,411)
Income tax payable and deferred income taxes	491	(2,966)

Net cash used in operating activities	(4,320)	(19,779)

Cash flows from investing activities:
Purchase of property, plant and equipment	(15)	(707)
Sale of property, plant and equipment	—	175
Purchase of short-term investments	(514)	(8,655)
Maturities and sales of short-term investments	5,500	24,115
Purchase of long-term investments	(500)	—
Sale of technology and tangible assets	9,351	—

Net cash provided by investing activities	13,822	14,928

Cash flows from financing activities:
Repurchase of common stock	—	(1,609)

Issuance of common stock under employee stock purchase plan and stock option plans	—	10

Net cash used in financing activities	—	(1,599)
Net increase (decrease) in cash and cash equivalents	9,502	(6,450)
Cash and cash equivalents at beginning of period	33,731	68,630

Cash and cash equivalents at end of period	$43,233	$62,180

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$2,300
Cash refund for income taxes	$—	$2
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF BUSINESS
     We were incorporated in California in 1984 and became a public company in 1995. We have historically operated in two primary business segments, Video and Digital Imaging, both in the semiconductor industry and both serve the consumer electronics and digital media marketplace.
     In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips drive digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in recordable DVD players, modems, other communication devices, and PC audio products. On September 18, 2006 we announced an ongoing strategic review of our operations and business plan. In connection with this strategic review, on November 3, 2006, we licensed to Hangzhou Silan Microelectronics Co., Ltd. (“Silan”) the development, manufacture and sale of our next generation standard definition DVD chips, the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our standard definition DVD technology. On February 16, 2007, we sold to Silicon Integrated Systems Corporation and its affiliates (“SiS”) our tangible and intangible assets relating to the development of high definition DVD chips based on next generation blue laser technology. Also in connection with this restructuring strategy, during the first quarter of 2007 we substantially terminated the production and sale of our camera phone image sensors. We plan to license our image sensor patents in exchange for royalties, but we will no longer sell imaging sensor semiconductor chips. We continue to design, develop and market highly integrated analog and digital processor chips and digital amplifiers including standard definition DVD products primarily for the Korean market and digital audio players and digital media players for all markets. We are now concentrating on standard definition DVD and evaluating opportunities to develop profitable operations. Our strategy is to focus on the design and development of our chip product while outsourcing all of our chip fabrication, assembly, and test operations.
     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to distributors, direct customers and end-customers in China, Hong Kong, Taiwan, Japan, Korea, Indonesia and Singapore. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States.
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
NOTE 2. BASIS OF PRESENTATION
     Our interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 included in our Annual Report on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.
NOTE 3. SALE OF TECHNOLOGY AND TANGIBLE ASSETS

     On February 16, 2007, we entered into asset purchase agreements with SiS, pursuant to which we transferred employees, sold certain tangible assets, and sold and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for aggregate proceeds of approximately $13.5 million. Of this amount, $9.5 million was received during the first quarter of 2007, $2.0 million will be received upon SiS’ final certification of all transferred and licensed technology and the remaining $2.0 million to be paid on or about August 16, 2008 subject to adjustment upon settlement of any escrow claims by SiS. The gain recognized in the first quarter includes the proceeds received, net of the book value of assets sold and certain transaction expenses related to the sale to SiS. We have not recognized any revenue related to HD-DVD or Blu-ray DVD products in any period.
NOTE 4. STOCK-BASED COMPENSATION
     Stock-based compensation for the three months ended March 31, 2007 and 2006 was as follows (in thousands, except per share data):

	Three months ended March 31,
	2007	2006
	(In thousands)
Stock-based compensation expense by type of award:
Employee stock options:
Cost of product revenues	$7	$73
Research and development	125	658
Selling, general and administrative	182	590
Employee stock purchase plan:
Selling, general and administrative	16	54

Total stock-based compensation	$330	$1,375
Tax effect on stock-based compensation	—	—

Net effect on net income (loss)	$330	$1,375

Effect on income (loss) per share — basic and diluted	$0.01	$0.04
     During the three months ended March 31, 2007, we granted approximately 84,000 stock options with an estimated total grant-date fair value of $46,000. During the three months ended March 31, 2006, we granted approximately 84,000 stock options with an estimated total grant-date fair value of $148,000. As of March 31, 2007, total unrecognized stock-based compensation cost related to stock options was $810,000, which will be recorded as compensation expense over an estimated weighted average period of one year.
     No stock-based compensation was capitalized as inventory at March 31, 2007.
Valuation Assumptions
     Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” (“SFAS No. 123(R)”) requires companies to estimate the fair value of stock options on the date of grant using a valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the consolidated statement of operations, other than as related to acquisitions and investments, because the exercise price of the our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2007 and 2006 included compensation expense for stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeitures rate was determined based upon historical forfeitures.

     We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Staff Accounting Bulletin No. 107 (“SAB 107”) and our prior period pro forma disclosures of net earnings, including stock-based compensation. The Black-Scholes valuation model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Black-Scholes valuation model for stock compensation expense requires us to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk-free interest rate and estimated forfeitures over the expected life of the option. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Three Months Ended March 31,
	2007	2006
Stock option plans:
Expected life (in years)	3.2	3.0
Expected stock price volatility	67%	73%
Risk-free interest rate	4.8%	4.2%
Expected dividend yield	0%	0%
Stock purchase plan:
Expected life (in years)	0.5	0.5
Expected stock price volatility	68%	80%
Risk-free interest rate	5.1%	3.5%
Expected dividend yield	0%	0%
     The above valuation factors for the stock purchase plan reflect only the factors used to calculate the fair value of shares granted during the three months ended March 31, 2007 and 2006.
     We have several equity incentive plans that are intended to attract and retain qualified management, technical and other employees, and to align stockholder and employee interests. These equity incentive plans provide that non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Through March 31, 2007, we have only granted stock options under our various plans. These stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of our common stock at the grant date.
Combined Activity
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
	Available		Weighted	Average
	for	Options	Average	Contractual
	Grant	Outstanding	Exercise Price	Term
	(In thousands)			(In years)
Balances at December 31, 2004	7,570	5,562	$7.29
Granted	(5,284)	5,284	4.06
Exercised	—	(52)	3.86
Forfeited	1,041	(1,041)	7.73
Expired	(84)	—	—

Balances at December 31, 2005	3,243	9,753	$5.51
Granted	(293)	293	2.33
Exercised	—	(6)	2.66
Forfeited	1,123	(1,123)	4.82
Expired	1,458	(1,458)	5.92
Expired — 1995 Plan and Platform Plan	—	(172)	5.36

				Weighted
	Available		Weighted	Average
	for	Options	Average	Contractual
	Grant	Outstanding	Exercise Price	Term
	(In thousands)			(In years)
Balances at December 31, 2006	5,531	7,287	$5.40

Granted	(84)	84	1.12
Forfeited	216	(216)	5.24
Expired	1,384	(1,384)	5.02
Expired — 1995 Plan and Platform Plan	—	(78)	7.13

Balances at March 31, 2007	7,047	5,693	$5.41

Fully vested and exercisable at March 31, 2007		4,822	$5.65	5.90
Expected at March 31, 2007 to vest in the future		823	$4.16	8.11
     The aggregate intrinsic value of options vested and expected at March 31, 2007 to vest in the future, based on our closing stock price of $1.28 as of March 30, 2007, was minimal.
     The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended March 31, 2007 and 2006 were $0.55 and $1.76 per share. For the three months ended March 31, 2007, there were no options exercised and no tax benefits realized. The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was $4,000.
     We settle employee stock option exercises with newly issued common shares.
NOTE 5. BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2007	2006
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$29,495	$20,137
U.S. government agency and corporate debt securities	13,738	13,594

	$43,233	$33,731

Short-term investments:
U.S. government agency and corporate debt securities	$5,298	$10,285
Unrealized gain (loss) on marketable securities, net	4	(21)

	$5,302	$10,264

Accounts receivable, net:
Accounts receivable	$11,262	$9,465
Less: Allowance for doubtful accounts	(467)	(276)

	$10,795	$9,189

Other receivables:
Insurance	4,496	966
Other	205	188

	$4,701	$1,154

Inventory:
Raw materials	$385	$1,210
Work-in-process	2,787	758
Finished goods	3,327	6,310

	$6,499	$8,278

Prepaid expenses and other assets:
Prepaid insurance	$384	$527
Prepaid maintenance	321	327
Prepaid royalty	487	713
Other	264	197

	$1,456	$1,764

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	24,031	24,679
Machinery and equipment	35,013	37,260
Furniture and fixtures	22,317	23,607

	84,221	88,406
Less: Accumulated depreciation and amortization	(69,376)	(71,410)

	$14,845	$16,996

	March 31,	December 31,
	2007	2006
	(In thousands)
Other assets:
Investments — Best Elite	$7,000	$7,000
Investments — other	1,350	1,344
Other	291	708

	$8,641	$9,052

Accounts payable and accrued expenses:
Accounts payable	$7,708	$6,167
Accrued compensation costs	3,298	6,057
Accrued commission and royalties	272	281
Deferred revenue related to distributor sales, net of deferred cost of goods sold	757	216
Non-cancelable, adverse purchase order commitments	2,191	3,077
Accrued securities litigation settlement	3,500	—
Deposit from SiS	—	1,500
Other accrued liabilities	2,259	3,106

	$19,985	$20,404

NOTE 6. WARRANTY
     We include warranty reserve in other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of product revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty reserves, we also provide specific warranty reserves for certain parts if there are potential warranty issues. The following table summarizes the activity in the product warranty accrual for the three months and nine months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Beginning balance	$254	$506
Releases of warranties issued during the period	(15)	(115)
Settlements made during the period	(2)	(19)

Ending balance	$237	$372

NOTE 7. MARKETABLE SECURITIES

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2007	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$8,527	$—	$—	$8,527
Corporate debt securities	16,368	4	—	16,372
Corporate equity securities	1,344	7	—	1,351
U.S. government agency bonds	2,668	—	—	2,668

Total available-for-sale	$28,907	$11	$—	$28,918

Classified as:
Cash equivalents				$22,265
Short-term marketable securities				5,302
Long-term marketable securities				1,351

				$28,918

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$3,363	$—	$—	$3,363
Corporate debt securities	17,203	2	(3)	17,202
Corporate equity securities	1,233	111	—	1,344
U.S. government agency bonds	6,676	1	(21)	6,656

Total available-for-sale	$28,475	$114	$(24)	$28,565

Classified as:
Cash equivalents				$16,957
Short-term marketable securities				10,264
Long-term marketable securities				1,344

				$28,565

     The contractual maturities of debt securities classified as available-for-sale as of March 31, 2007, regardless of the consolidated balance sheet classification are as follows:

March 31, 2007	Estimated Fair Value
(In thousands)
Maturing in 90 days or less	$15,010
Maturing between 90 days and one year	1,533
Maturing in more than one year	2,497

Total available-for-sale debt securities	$19,040

     Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Net realized gains and losses for the three months ended and nine months ended March 31, 2007 and 2006 were not material to our financial position or results of operations.
NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)
     The following table reconciles net income(loss) to total comprehensive loss for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net income (loss)	$4,603	$(14,070)
Change in unrealized gain (loss) on marketable securities and long-term investments	31	(121)

Total comprehensive income (loss)	$4,634	$(14,191)

NOTE 9. NON-OPERATING INCOME (LOSS), NET
     The following table lists the major components of non-operating income (loss) for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Interest income	431	757
Loss on equity investments	(500)	(282)
Vialta rental income	—	17
Other	(17)	(16)

Total non-operating income (loss)	$(86)	$476

NOTE 10. INCOME TAXES
     We recorded income tax expense of $0.8 million for the three months ended March 31, 2007 and a $0.7 million tax benefit for the three months ended March 31, 2006. The tax expense for the current quarter was lower than the pre-tax income at the federal statutory rate of 35% primarily due to the recognition of income in taxing jurisdictions with taxes rates lower than the federal statutory rate.
     Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     The cumulative effect of adopting FIN No. 48 was an increase in tax reserves and an increase of $4.1 million to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $33.6 million. This liability can be reduced by $5.4 million of offsetting tax benefits associated with tax credit carryforwards. In addition, consistent with the provisions of FIN No. 48, we reclassified $24.1 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.
     The total amount of unrecognized tax benefits as of the January 1, 2007 adoption date was $81.1 million. If recognized, approximately $27.4 million would be recorded as a component of income tax benefit. These amounts have been increased by $0.5 million during the quarter ended March 31, 2007 to $81.6 million and $27.9 million, respectively.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statement of Operations and totaled $0.5 million for the quarter ended March 31, 2007. Accrued interest and penalties were $4.1 million and $4.6 million as of January 1, 2007 and March 31, 2007, respectively.
     Our only major tax jurisdictions are the United States, California, and Hong Kong. The tax years 2003 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S., 2002 through 2006 in California, and 1999 through 2006 in Hong Kong.
NOTE 11. NET INCOME (LOSS) PER SHARE
     For the three months ended March 31, 2007, all of our stock options were anti-dilutive. As we incurred net losses for the three months ended March 31, 2006, the effect of dilutive securities (in-the-money stock options) of approximately 47,000 equivalent shares has been excluded from the calculation of dilutive net income (loss) per share because they were anti-dilutive.
     For the three months ended March 31, 2007 and 2006, there were options to purchase approximately 7.0 million and 9.6 million shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net income (loss) per share as they were anti-dilutive.
NOTE 12. BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF CERTAIN RISKS
Business Segment
     We have historically operated in two reportable business segments: the Video segment and the Digital Imaging segment. In the Video segment, we primarily develop and market digital processor chips which are the primary processors driving digital video and audio devices, including DVD, VCD, consumer digital audio players, and digital media players. In addition, the Video segment continues to sell certain legacy products we have in inventory including chips for use in recordable DVD players, modems, other communication devices, and PC audio products. Our Digital Imaging segment historically developed and marketed imaging sensor chips for cellular camera phone applications. The method for determining what information to report is based on the way that management organized the operating segments within the Company for making operational decision and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer.
     The following table summarizes the percentages of revenues by major product category for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Video Business:
DVD	78%	65%
VCD	6%	21%
License & royalty	4%	0%
Other	11%	5%

Total Video Business	99%	91%
Digital Imaging Business	1%	9%

Total	100%	100%

     DVD revenue includes revenue from sales of DVD decoder chips, integrated encoder and decoder chips and non-integrated encoder and decoder chipsets. VCD revenue includes revenue from sales of VCD chips. License and royalty revenue primarily consists of revenue from license of DVD technology to Silan and from license of TV audio technology to NEC. Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips.
     We evaluate operating segment performance based on net revenues and operating income (loss) of our segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies in our Annual Report on Form 10-K. Information about reported segments follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Segment net revenues:
Video	$17,670	$24,358
Digital Imaging	102	2,528

Total net revenues	$17,772	$26,886

Segment operating income(loss):
Video	$10,431	$(8,196)
Digital Imaging	(2,066)	(3,643)

Total segment operating loss	8,365	(11,839)
Unallocated corporate expenses	(2,902)	(3,394)

Operating income (loss)	$5,463	$(15,233)

Significant Customers and Distributor
     We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. FE Global (China) Limited (“FE Global”) is our largest distributor. We work directly with many of our customers in Hong Kong and China on product design and development. Whenever one of these customers buys our products, however, the order is processed through FE Global, which functions much like a trading company. FE Global manages the order processing, arranges shipment into China and Hong Kong, manages the letters of credit, and provides credit and collection expertise and services. The title and risk of loss for the inventory are transferred to FE Global upon shipment of inventory to FE Global. FE Global is legally responsible to pay our invoices regardless of when the inventories are sold to end-customers. Revenues on sales to FE Global are deferred until FE Global sells the products to end-customers.
     During the three months ended March 31, 2007 and 2006, FE Global accounted for approximately 37% and 27%, respectively, of our net revenues.
     During the three months ended March 31, 2007, in addition to FE Global, Samsung Electronics Company (“Samsung”) and LG International Corporation (“LG”) accounted for approximately 18%, and 15% of our net revenues, respectively. During the three months ended March 31, 2006, in addition to FE Global, LG, SLHK Limited (a subsidiary of Hangzhou Silan Microelectronics Joint-Stock Co. Ltd) (“SLHK”) and Samsung accounted for approximately 17%, 14%, and 10% of our net revenues, respectively.
     As of March 31, 2007 and 2006 FE Global accounted for approximately 53% and 31%, respectively, of our gross trade accounts receivable. As of March 31, 2007 and 2006, in addition to FE Global, LG accounted for approximately 14% and 22%, respectively, of trade accounts receivable, respectively.
NOTE 13. COMMITMENTS AND CONTINGENCIES
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of March 31, 2007:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$1,242	$1,162	$80	—	—
Purchase obligations	13,528	13,528	—	—	—

Total	$14,770	$14,690	$80	—	—

     As of March 31, 2007, our commitments to purchase inventory from the third-party contractors aggregated approximately $8.5 million of which approximately $2.2 million was non-cancelable purchase order commitments that we have recorded as accrued expenses. Additionally, as of March 31, 2007, commitments for services, license and other operating supplies totaled $5.0 million.
     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     The total rent expense under all operating leases was approximately $294,000 and $327,000 for the three months ended March 31, 2007 and 2006, respectively.
     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of March 31, 2007.
     We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have, however, a directors and officers’ insurance policy that may reduce our exposure and enable us to recover a portion of any future amounts paid. As a result of this insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal.
Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired our publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the company, their families and families of the defendants, and short-sellers of our securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. Trial has been tentatively set for January 2008. On November 12, 2006, the parties attended a mediation at which they agreed to settle the litigation for $3.5 million (to be paid by defendants’ insurance carriers), subject to appropriate documentation by the parties and approval by the Court. The Stipulation of Settlement and Release was filed with the Court on April 30, 2007. On May 8, 2007, the Court issued an order preliminarily approving the settlement and providing for class notice. Pending final court approval, discovery in the action remains stayed. The settlement is conditioned on final court approval after notice to the plaintiff class and expiration of the time for appeal from any order of the Court approving the settlement. There can be no assurance that the final settlement will be obtained. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in our best interests and our stockholders’ best interests.

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
     On October 4, 2006, Ali Corporation (“Ali”) filed a lawsuit in Alameda County Superior Court against us that alleged claims for breach of contract, common counts, quantum meruit, account stated and for an open book account. All of the claims arose from a Joint Development Agreement between us and Ali, originally entered into on December 14, 2001 and subsequently amended on several occasions. Ali’s complaint sought damages in the amount of $2.5 million. We answered Ali’s complaint and on April 6, 2007 the parties settled this matter in the course of a formal mediation. A Settlement Agreement has been executed and the matter has been dismissed pursuant to the settlement.
     From time to time, we are subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based upon consultation with the outside counsel handling our defense in the legal proceedings listed in Part II, Item 1, Legal Proceedings, and an analysis of potential results, we have accrued sufficient amounts for potential losses related to these proceedings. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations. Litigation, however, is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods, could result.
NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is Gross versus Net Presentation)” (“EITF No. 06-03”). The adoption of EITF No. 06-03 did not have a material effect on our consolidated financial position, results of operations or cash flows.
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
     In February 2007, the FASB issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 may have on our consolidated financial statements.
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
     CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Use of Estimates
     Our interim condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions that affect the amounts reported in our financial statements and accompanying notes. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:
•	Revenue Recognition

•	Inventories and Inventory Reserves

•	Impairment of Long-lived Assets

•	Income Tax and Reserves

•	Legal Contingencies

•	Stock-based Compensation
Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” See Note 10, “Income taxes,” to our consolidated financial statements.

     For further discussion of our critical accounting policies and estimates other than stock-based compensation, see Management’s Discussion and Analysis of Financial Condition and the Results of Operation in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
See Note 14, “Recent Accounting Pronouncements,” to our consolidated financial statements for disclosure of the recently issued accounting pronouncements that may impact our financial statements in the future.
EXECUTIVE OVERVIEW
     We were incorporated in California in 1984 and became a public company in 1995. We have historically operated in two primary business segments, Video and Digital Imaging, both in the semiconductor industry serving the consumer electronics and digital media marketplace.
     In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips drive digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in recordable DVD players, modems, other communication devices, and PC audio products. On September 18, 2006 we announced an ongoing strategic review of our operations and business plan. In connection with this strategic review, on November 3, 2006, we licensed to Hangzhou Silan Microelectronics Co., Ltd. (“Silan”) the development, manufacture and sale of our next generation standard definition DVD chips, the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our standard definition DVD technology. On February 16, 2007, we sold to Silicon Integrated Systems Corporation and its affiliates (“SiS”) our tangible and intangible assets relating to the development of high definition DVD chips based on next generation blue laser technology. Also in connection with this restructuring strategy, during the first quarter of 2007 we substantially terminated the production and sale of our camera phone image sensors. We plan to license our image sensor patents in exchange for royalties, but we will no longer sell imaging sensor semiconductor chips. We continue to design, develop and market highly integrated analog and digital processor chips and digital amplifiers including standard definition DVD products primarily for the Korean market and digital audio players and digital media players for all markets. We are now concentrating on standard definition DVD and evaluating opportunities to develop profitable operations. Our strategy is to focus on the design and development of our chip product while outsourcing all of our chip fabrication, assembly, and test operations.
     We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to distributors, direct customers and end-customers in China, Hong Kong, Taiwan, Japan, Korea, Indonesia and Singapore. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. We also have a number of employees engaged in research and development efforts outside of the United States. There are unique risks associated with conducting business outside of the United States.
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
     Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting FIN No. 48 was an increase in tax reserves and an increase of $4.1 million to the January 1, 2007 accumulated deficit balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $33.6 million. This liability can be reduced by $5.4 million of offsetting tax benefits associated with tax credit carryforwards. In addition, consistent with the provisions of FIN No. 48, we reclassified $24.1 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. The total amount of unrecognized tax benefits as of the January 1, 2007 adoption date was $81.1 million. If recognized, approximately $27.4 million would be recorded as a component of income tax expense. These amounts have been increased by $0.5 million during the quarter ended March 31, 2007 to $81.6 million and $27.9 million, respectively.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended March 31,
	2007		2006
	(In thousands, except percentage data)
Net revenues	$17,772	100.0%	$26,886	100.0%
Cost of product revenues	10,400	58.5	24,523	91.2

Gross profit	7,372	41.5	2,363	8.8
Operating expenses:
Research and development	4,591	25.8	9,597	35.7
Selling, general and administrative	4,940	27.8	7,999	29.8
Impairment of property, plant and equipment	859	4.8	—	n/a
Gain on sale of technology and tangible assets	(8,481)	(47.7)	—	n/a

Operating income (loss)	5,463	30.8	(15,233)	(56.7)
Non-operating income (loss), net	(86)	(0.5)	476	1.8

Income (loss) before income taxes	5,377	30.3	(14,757)	(54.9)
Provision for (benefit from) income taxes	774	4.4	(687)	(2.6)

Net income ( loss)	$4,603	25.9%	$(14,070)	(52.3)%

Net Revenues
     Net revenues were $17.8 million for the three months ended March 31, 2007, a decrease of $9.1 million, or 33.8%, compared to $26.9 million, for the three months ended March 31, 2006, due to decreased revenues in all product categories in both of our business segments; the three months ended March 31, 2007 included $0.8 million in license revenue from Silan for DVD technology.
     The following table summarizes percentage of net revenues by our two business segments and their major product categories:

	Three Months Ended March 31,
	2007	2006
Video Business:
DVD	78%	65%
VCD	6%	21%
License & royalty	4%	0%
Other	11%	5%

Total Video Business	99%	91%
Digital Imaging Business	1%	9%

Total	100%	100%

     Video business revenues included revenues from DVD and VCD products, license and royalty payments for technology, and other products.
     DVD revenue consists of revenue from sales of DVD player chip and recordable chips, which includes integrated encoder and decoder. DVD revenue was $13.9 million for the three months ended March 31, 2007, a decrease of $3.5 million, or 20.1%, from revenue of $17.4 million for the three months ended March 31, 2006, primarily due to lower overall average selling price (“ASP”), partially offset by a slight increase in sales volume. For the three months ended March 31, 2007, ASP decreased by 27.7% while sales volume increased by 10.3% from the three months ended March 31, 2006. We sold approximately 4.3 million units and 3.9 million units for the three months ended March 31, 2007 and 2006, respectively. Lower DVD revenue was a result of our previously discussed reorganization and competitive pressure. We expect DVD revenue will continue to decline in 2007.

     VCD revenue includes revenue from sales of VCD chips. VCD revenue was $1.1 million for the three months ended March 31, 2007, a decrease of $4.5 million, or 80.4%, from revenue of $5.6 million for the three months ended March 31, 2006, primarily due to lower overall sales volume. For the three months ended March 31, 2007, unit sales decreased by 89.1% from the three months ended March 31, 2006. We sold approximately 0.5 million units and 4.6 million units for the three months ended March 31, 2007 and 2006, respectively. Lower VCD revenue was due to the replacement of the VCD market with lower priced DVD units. In addition, in 2006, we licensed to Silan the right to market and manufacture our VCD technology. Silan recently started shipping a new integrated version of our VCD chip for which they will pay ESS a royalty. Current VCD sales are ESS manufactured chips sold to Silan at pursuant to a previously agreed upon profit arrangement. We expect VCD revenue will continue to decline in 2007 and will shift substantially to royalty payments.
     License and royalty revenue consists of payments from Silan to whom we licensed the right to produce and distribute our next-generation standard definition DVD chips. The license and royalty revenue was $0.8 million for the three months ended March 31, 2007. There was no license or royalty revenue for the three months ended March 31, 2006.
     Other revenue includes revenue from legacy products which includes sales of PC Audio, communication, consumer digital media and miscellaneous chips. Other revenue was $1.9 million for the three months ended March 31, 2007, an increase of $0.6 million, or 46.2%, from revenue of $1.3 million for the three months ended March 31, 2006 primarily due to higher sales volume. For the three months ended March 31, 2007, unit sales increased by 100.0% from the three months ended March 31, 2006. We sold approximately 0.4 million units and 0.2 million units for the three months ended March 31, 2007 and 2006, respectively.
     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital Imaging revenue was $0.1 million for the three months ended March 31, 2007, a decrease of $2.4 million, or 96.0%, from revenue of $2.5 million for the three months ended March 31, 2006. During the quarter, we reduced operation of our camera phone image sensor business and no longer design, develop and market imaging sensor chips.
     International revenue accounted for almost all of net revenues for the three months ended March 31, 2007 and 2006. Our international sales are denominated in U.S. dollars.
Gross Profit
     Gross profit was $7.4 million or 41.5% of net the revenue for the three months ended March 31, 2007 compared to $2.4 million or 8.8% of the net revenue for the three months ended March 31, 2006. The increase in gross margin was due primarily to a $6.2 million net inventory reserve release, from the sale of products that had been previously reserved, compared to a $3.3 million net inventory reserve release for the three months ended March 31, 2006. Additionally, there was a decline of $1.3 million in royalty expenses for three months ended March 31, 2006 compared to the same period in 2006 due to the a reduction in the amount of Ali profit sharing.
Research and Development Expenses
     Research and development expenses were $4.6 million, or 25.8% of net revenues, for the three months ended March 31, 2007 compared to $9.6 million, or 35.7% of net revenues, for the three months ended March 31, 2006. The $5.0 million, or 52.1%, decrease in research and development for the three months ended March 31, 2007 was primarily due to the strategic review announced previously and comprised of the following: $2.6 million decrease in salaries and fringe benefits, $0.6 million decrease in stock-based compensation expense under SFAS No. 123(R), $0.8 million decrease in engineering test materials and non-recurring engineering expenses, $0.5 million decrease in mask sets, $0.5 million decrease depreciation and $0.2 million decrease in software maintenance. These decreases were partially offset by $0.3 million in consulting and outside services expenses.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $4.9 million, or 27.8% of net revenues, for the three months ended March 31, 2007 compared to $8.0 million, or 29.8% of net revenues, for the three months ended March 31, 2006. The $3.1 million, or 38.8%, decrease in selling, general and administrative expenses for the three month ended March 31, 2007 was primarily due to the strategic review announced previously and comprised of the following: $2.5 million decrease in salaries and fringe benefits, $0.5 million decrease in stock-based compensation expense under SFAS No. 123(R), $0.2 million decrease in amortization of intangible assets as they became fully amortized during 2006, $0.2 million decrease in facility related expense and $0.2 million decrease in tax and insurance, partially offset by $0.3 million increase in bad debt expense resulted from a higher past-due balance from one of our distributors, and $0.2 million increase in consulting and outside services expenses.

Impairment of Property, Plant and Equipment
     In connection with the strategic review of operations and business plan announced in September 2006, we substantially terminated the operations of our camera phone image sensor business during the first quarter of 2007. As a result, we believe that the carrying amount of property, plant and equipment at our Irvine, California office no longer exceeds its fair value and have recorded a $0.9 million impairment charge.
Gain on Sale of Technology and Tangible Assets
     On February 16, 2007, we entered into asset purchase agreements with SiS, pursuant to which we transferred employees, sold certain tangible assets, and sold and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for aggregate proceeds of approximately $13.5 million. Of this amount, $9.5 million was received during the first quarter of 2007, $2.0 million will be received upon SiS’ final certification of all transferred and licensed technology, with the remaining $2.0 million subject to adjustment upon settlement of any escrow claims by SiS through August 16, 2008. The gain recognized in the first quarter includes the proceeds received, net of the book value of assets sold and certain transaction expenses related to the sale. We have not recognized any revenue related to HD-DVD or Blu-ray DVD products in any period.
Non-operating Income (Loss), Net
     Net non-operating loss was $0.1 million and net non-operating income was $0.5 million for the three months ended March 31, 2007 and 2006, respectively. Non-operating income (loss) primarily represents interest and investment income offset by investment losses.
Provision for (Benefit from) Income Taxes
     Our income tax expense was $0.8 million for the three months ended March 31, 2007 compared to a $0.7 million tax benefit for the three months ended March 31, 2006. The tax expense for the current quarter was primarily the result of foreign taxes and interest accrued on uncertain tax balances. The tax provision for the three months ended March 31, 2007 includes interest and penalties on tax liabilities.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At March 31, 2007, we had cash, cash equivalents and short-term investments of $48.5 million and working capital of $51.9 million.
     Net cash used in operating activities was $4.3 million and $19.8 million for the three months ended March 31, 2007 and 2006, respectively. The net cash used in operating activities for the three months ended March 31, 2007 was primarily attributable to decrease in gain on sale of technology and tangible assets of $8.5 million, increase in other receivable of $3.5 million due to the increase in insurance receivable on the securities litigation settlement and increase in accounts receivable of $1.6 million and partially offset by a net income of $4.6 million, depreciation of $1.0 million and decrease in inventory of $1.8 million. The net cash used in operating activities for the three months ended March 31, 2006 was primarily attributable to a net loss of $14.1 million, increases in inventories of $8.6 million, decreases in income tax payable and deferred income tax of $3.0 million, and partially offset by the decreases in other receivables of $3.7 million and depreciation and amortization of $2.1 million. Net cash used in operating activities for the three months ended March 31, 2007 decreased from the same period in 2006 due to reduced operating expenses primarily from our strategic review of operations and business plan announced in September 2006. Further, in the first quarter of 2006, cash was being used to build inventory of Vibratto II DVD products for end-of-life orders and for recently introduced Phoenix family of DVD products.
     Net cash provided by investing activities was $13.8 million and $14.9 million for the three months ended March 31, 2007 and 2006, respectively. The net cash provided by investing activities for the three months ended March 31, 2007 was primarily attributable to the proceeds from sales of short-term investments of $5.5 million and the proceeds from sale of technology and tangible assets of $9.4 million, partially offset by the purchase of short-term and long-term investments each of $0.5 million. The net cash provided by investing activities for the three months ended March 31, 2006 was primarily attributable to the proceeds from sales of short-term investments of $24.1 million, partially offset by the purchase of short-term investments of $8.6 million and purchase of property, plant and equipment of $0.7 million.
     Net cash used in financing activities was nil and $1.6 million for the three months ended March 31, 2007 and 2006, respectively. The net cash used by financing activities for the three months ended March 31, 2006 was primarily attributable to the repurchase of common stock of $1.6 million.
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
     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be less than $1.0 million. We may also use cash to acquire or invest in other businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of March 31, 2007, together with funds expected to be generated by future operations, sales of assets and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.
Contractual Obligations, Commitments and Contingencies
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of March 31, 2007:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$1,242	$1,162	$80	—	—
Purchase obligations	13,528	13,528	—	—	—

Total	$14,770	$14,690	$80	—	—

     As of March 31, 2007, our commitments to purchase inventory from the third-party contractors aggregated approximately $8.5 million of which approximately $2.2 million was non-cancelable purchase order commitments that we have recorded as accrued expenses. Additionally, as of March 31, 2007, commitments for services, license and other operating supplies totaled $5.0 million.
     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     The total rent expense under all operating leases was approximately $294,000 and $327,000 for the three months ended March 31, 2007 and 2006, respectively.
     From time to time, we are subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based upon consultation with the outside counsel handling our defense in the legal proceedings listed in Part II, Item 1, Legal Proceedings, and an analysis of potential results, we have accrued sufficient amounts for potential losses related to these proceedings. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations. Litigation, however, is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods, could result.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to the impact of foreign currency fluctuations, interest rate changes and changes in the market values of our investments.
Foreign Exchange Risks
     We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have operations in China, Taiwan, Hong Kong and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through March 31, 2007 we have not experienced any negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of March 31, 2007, the analysis indicated that these hypothetical market movements could impact our consolidated financial statements by approximately $0.4 million. We have not entered into any currency hedging activities.
Interest Rate Risks
     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. For instance, one percentage point decrease in interest rates would result in approximately a $0.5 million decrease in our annual interest income. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available-for-sale, and on March 31, 2007, the fair market value of our investments approximated their costs.
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
     We are also exposed to changes in the value of our investments in non-public technology companies including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors.
Item 4. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired our publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of ours, their families and families of the defendants, and short-sellers of our securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. Trial has been tentatively set for January 2008. On November 12, 2006, the parties attended a mediation at which they agreed to settle the litigation for $3.5 million (to be paid by defendants’ insurance carriers), subject to appropriate documentation by the parties and approval by the Court. The Stipulation of Settlement and Release was filed with the Court on April 30, 2007. On May 8, 2007, the Court issued an order preliminarily approving the settlement and providing for class notice. Pending final court approval, discovery in the action remains stayed. The settlement is conditioned on final court approval after notice to the plaintiff class and expiration of the time for appeal from any order of the Court approving the settlement. There can be no assurance that the final settlement will be obtained. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in our best interests and our stockholders’ best interest.
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
     On October 4, 2006, Ali Corporation (“Ali”) filed a lawsuit in Alameda County Superior Court against us that alleged claims for breach of contract, common counts, quantum meruit, account stated and for an open book account. All of the claims arose from a Joint Development Agreement between us and Ali, originally entered into on December 14, 2001 and subsequently amended on several occasions. Ali’s complaint sought damages in the amount of $2.5 million. We answered Ali’s complaint and on April 6, 2007 the parties settled this matter in the course of a formal mediation. A Settlement Agreement has been executed and the matter has been dismissed pursuant to the settlement.
     From time to time, we are subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based upon consultation with the outside counsel handling our defense in the legal proceedings listed in Part II, Item 1, Legal Proceedings, and an analysis of potential results, we have accrued sufficient amounts for potential losses related to these proceedings. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations. Litigation, however, is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods, could result.

Item 1A. Risk Factors
     We have updated the following risk factors which were previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
We have a history of losses and expect to continue to incur net losses in the near-term.
     We have experienced operating losses in each quarterly and annual period since the quarter ended September 30, 2004. We incurred net losses of approximately $44.1 million, $99.6 million, and $35.6 million for the fiscal years ended December 31, 2006, 2005, and 2004, respectively. We had an accumulated deficit of approximately $128.6 million as of December 31, 2006. We will need to generate significant increases in our revenues and margins to achieve and maintain profitability or significantly reduce operating expenses or both. There can be no certainty that our efforts to restructure and reduce its operating expenses will reduce or eliminate these losses; indeed, the reductions and restructuring could increase losses due to reduced revenue levels. There can be no certainty that these operating losses will not continue and consume our working capital.
If our new business strategy is unsuccessful, it could significantly harm our business and operating results.
     On September 18, 2006, we announced an ongoing review of our business strategy. In particular, we announced a business strategy to concentrate our standard DVD business activities on serving a few large customers and to look for business partners or acquirers for our high definition HD DVD and Blu-ray DVD business and our camera phone business. On November 3, 2006 we entered into a DVD Technology License Agreement with Silan for the exclusive license of certain standard definition DVD technologies and also granted Silan a non-exclusive license for our remaining standard definition DVD technology. On February 16, 2007 we entered into Asset Purchase Agreements with SiS to sell our HD-DVD and Blu-ray DVD assets and technologies and on the same date announced we were reducing operations of our camera phone business. In conjunction with this strategic review we are currently maintaining our remaining standard definition DVD business, entering into the business of designing, manufacturing and marketing analog processor chips, and license our image sensor patents. If the market for our licensed VCD and/or DVD businesses, our retained DVD standard definition businesses or our image sensor patent license business or the market for our new product offerings is smaller than we anticipated, our results of operations and business would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed. Selling and/or licensing of our standard definition DVD and high definition DVD businesses and reducing operations of our camera phone business may also reduce the scale of our business and income stream, result in our greater reliance on our remaining businesses and result in higher than anticipated expenses such as unforeseen severance costs. Our strategy to expand our digital audio and analog processor chip businesses is still being evaluated, and we may determine it is not attractive for us to pursue any or all of those businesses.
Our business strategy is currently going through significant evaluation and change.
     We announced on September 18, 2006 that our business strategy has been going through a significant transition. This transition and our current strategy may fail to stop our operating losses, and we may take alternative measures. As part of this transition, we may not be able to make our current lines of business profitable and therefore may exit them. We may not be able to identify or acquire or transition to new lines of business that may be profitable, and we may not have enough resources to transition to certain alternative lines of business. We are also evaluating alternatives to maximize shareholder value including the sale of the business and/or alternative business models, markets, products, industries and technologies. We may determine it is in the best interests of our shareholders to move us into alternative lines of business, industries and/or markets other than those in which we have historically operated, namely the fabless semiconductor business.
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
     Since we are primarily focused on the consumer electronics market, we are likely to be affected both by changes in consumer demand and by seasonality in the sales of our products. Historically, over half of consumer electronics products are sold during the holiday seasons. Consequently, our results during a period that covers a non-holiday season may vary dramatically from a period that covers a holiday season. Consumer electronics product sales have historically been much higher during the holiday shopping seasons than during other times of the year, although the manufacturers’ shipments vary from quarter to quarter depending on a number of factors, including retail levels and retail promotional activities. In addition, consumer demand often varies from one product to another in consecutive holiday seasons and is strongly influenced by the overall state of the economy. Because the consumer electronics market experiences substantial seasonal fluctuations, seasonal trends may cause our quarterly operating results to fluctuate significantly and our inability to forecast these trends may adversely affect the market price of our common stock. For instance, as ASPs for DVD products decline, customer demands for VCD products, from which we enjoy a good product margin, even under our recent arrangement to license our VCD products, may shift to DVD products and ultimately render our VCD products obsolete. In the future, if the market for our products is not as strong during the holiday seasons, whether as a result of changes in consumer tastes, changes in our mix of products or because of an overall reduction in consumer demand due to economic conditions, we may fail to meet expectations of securities analysts and investors which could cause our stock price to fall.
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
     Sales through our largest distributor FE Global (a Singapore-based company) were approximately 37% and 27% of our net revenues for the three months ended March 31, 2007 and 2006, respectively. FE Global is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, FE Global has rights of return for unsold products and rights to pricing allowances to compensate for rapid, unexpected price changes. Therefore, we do not recognize revenue until FE Global sells through to our end-customers. If our relationship with FE Global deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from FE Global. We may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace FE Global as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace FE Global in a timely manner, or even if a replacement were found, that the new distributor would be as effective as FE Global in generating revenue for us. The reduction, delay or cancellation of orders from FE Global or the loss of FE Global as a distributor could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from FE Global could harm our financial condition.
Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.
     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended March 31, 2007, sales to our top five end-customers across business segments (including end-customers that buy our products from our largest distributor FE Global) accounted for approximately 69% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.
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
     Substantially all of our sales are to customers (including distributors) in China, Hong Kong, Indonesia, Korea, Taiwan, and Japan. During the three months ended March 31, 2007, sales to customers in China, Indonesia, and Korea were approximately 69% of our net revenues. If our sales in one of these countries or territories, such as China, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:
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
The value of our common stock may be adversely affected by market volatility.
     The price of our common stock fluctuates significantly. Many factors influence the price of our common stock, including:
•	Future announcements concerning us, our competitors or our principal customers, such as quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	Changes in accounting rules, particularly those related to the expensing of stock options and accounting for uncertainty in income taxes;

•	The liquidity within the market for our common stock;

•	Sales or purchases by us or by our officers, directors, other insiders and large shareholders;

•	Investor perceptions concerning the prospects of our business and the semiconductor industry;

•	Market conditions and investor sentiment affecting market prices of equity securities of high technology companies; and

•	General economic, political and market conditions, such as recessions or international currency fluctuations.
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

			Total Number of	Maximum Number
		Weighted	Shares Purchased as	of Shares That may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced	Under the
Period	Shares Purchased	Share	Programs	Programs(1)
January 1, 2007 — January 31, 2007	—	$—	—	688,000
February 1, 2007 — February 28, 2007	—	—	—	5,688,000
March 1, 2007 — March 31, 2007	—	—	—	5,688,000

Total	—	$—	—

(1)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5,000,000 shares of our common stock. During the three months ended March 31, 2007, we did not purchased any shares under this program. As of March 31, 2007, we had approximately 688,000 shares remaining available for repurchase under this program. In addition, we announced on February 16, 2007 that our Board of Directors authorized us to repurchase up to an additional 5,000,000 shares of our common stock with no stated expiration for this program. There is no stated expiration for these programs.
Items 3 and 4 are not applicable for the reporting period and have been omitted.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007.

EXHIBIT
NUMBER	DESCRIPTION
4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.1	Asset Purchase Agreement by and among the Company, ESS Technology International, Inc and Silicon Integrated Systems Corporation entered into as of February 15, 2007.*

10.2	Asset Purchase Agreement by and among the Company, ESS Technology International, Inc. and SiS Holding Limited entered into as of February 15, 2007.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this agreement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC.
(Registrant)

Date: May 10, 2007	By:	/s/ Robert L. Blair Robert L. Blair
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ James B. Boyd James B. Boyd
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

10.1	Asset Purchase Agreement by and among the Company, ESS Technology International, Inc and Silicon Integrated Systems Corporation entered into as of February 15, 2007.*

10.2	Asset Purchase Agreement by and among the Company, ESS Technology International, Inc. and SiS Holding Limited entered into as of February 15, 2007.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this agreement.