Form 10-Q
period 2007-06-30
ESS TECHNOLOGY INC
filed 2007-08-09
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2007.
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
Yes ☐      No ☑
     As of August 2, 2007 the registrant had 35,531,323 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
Cash and cash equivalents	$44,382	$33,731
Short-term investments	6,808	10,264
Accounts receivable, net	6,915	9,189
Other receivables	4,434	1,154
Inventory	5,742	8,278
Prepaid expenses and other assets	960	1,764

Total current assets	69,241	64,380

Property, plant and equipment, net	13,822	16,996
Non-current deferred tax asset	6,606	—
Investment and other assets	8,365	9,052

Total assets	$98,034	$90,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$15,869	$20,404
Income tax payable and deferred income taxes	235	23,001

Total current liabilities	16,104	43,405

Non-current deferred tax liability	34,520	—

Total liabilities	50,624	43,405

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock	176,132	175,528
Accumulated other comprehensive income	1	86
Accumulated deficit	(128,723)	(128,591)

Total shareholders’ equity	47,410	47,023

Total liabilities and shareholders’ equity	$98,034	$90,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net revenues	$17,184	$29,066	$34,956	$55,952
Cost of revenues	12,514	28,354	22,915	52,877

Gross profit	4,670	712	12,041	3,075
Operating expenses:
Research and development	2,570	9,941	7,161	19,538
Selling, general and administrative	4,738	7,045	9,678	15,044
Impairment of property, plant and equipment	—	—	859	—
Gain on sale of technology and tangible assets	(2,000)	—	(10,481)	—

Operating income (loss)	(638)	(16,274)	4,824	(31,507)
Non-operating income, net	580	883	495	1,359

Income (loss) before income taxes	(58)	(15,391)	5,319	(30,148)
Provision for (benefit from) income taxes	606	(167)	1,380	(854)

Net income (loss)	$(664)	$(15,224)	$3,939	$(29,294)

Net income (loss) per share — basic and diluted	$(0.02)	$(0.39)	$0.11	$(0.75)

Shares used in per share calculation — basic and diluted	35,522	39,150	35,515	39,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Net income (loss)	$3,939	$(29,294)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,937	3,273
Amortization of intangible assets	—	795
Gain on sale of technology and tangible assets	(10,481)	—
Impairment of property, plant and equipment	859	—
(Gain) loss on sale of property, plant and equipment	137	(241)
Loss on equity investments	643	534
Stock-based compensation	588	2,546
Changes in assets and liabilities:
Accounts receivables, net	2,274	(1,428)
Other receivables	(3,280)	4,507
Inventory	2,536	(12,938)
Prepaid expenses and other assets	691	1,653
Accounts payable and accrued expenses	(4,535)	4,411
Income tax payable and deferred income taxes	1,070	(2,814)

Net cash used in operating activities	(3,622)	(28,996)

Cash flows from investing activities:
Purchase of property, plant and equipment	(72)	(1,598)
Sale of property, plant and equipment	41	241
Purchase of short-term investments	(3,313)	(12,678)
Maturities and sales of short-term investments	6,750	31,365
Purchase of long-term investments	(500)	—
Purchase of intangible assets	—	(458)
Sale of technology and tangible assets	11,351	—

Net cash provided by investing activities	14,257	16,872

Cash flows from financing activities:
Repurchase of common stock	—	(1,609)
Issuance of common stock under employee stock purchase plan and stock option plans	16	210

Net cash provided (used) in financing activities	16	(1,399)

Net increase (decrease) in cash and cash equivalents	10,651	(13,523)
Cash and cash equivalents at beginning of period	33,731	68,630

Cash and cash equivalents at end of period	$44,382	$55,107

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$2,359
Cash refund for income taxes	$—	$698
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
     In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips drive digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in recordable DVD players, modems, other communication devices and PC audio products. On September 18, 2006 we announced an ongoing strategic review of our operations and business plan. In connection with this strategic review, on November 3, 2006, we licensed to Hangzhou Silan Microelectronics Co., Ltd. (“Silan”) the development, manufacture and sale of our next generation standard definition DVD chips, the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our standard definition DVD technology. On February 16, 2007, we sold to Silicon Integrated Systems Corporation and its affiliates (“SiS”) our tangible and intangible assets relating to the development of high definition DVD chips based on next generation blue laser technology. Also in connection with this restructuring strategy, during the first quarter of 2007 we substantially terminated the production and sale of our camera phone image sensors. We plan to license our image sensor patents in exchange for royalties, but we will no longer sell imaging sensor semiconductor chips. We continue to design, develop and market highly integrated analog and digital processor chips and digital amplifiers including standard definition DVD products primarily for the Korean market and digital audio players and digital media players for all markets. We are now concentrating on standard definition DVD and evaluating opportunities to develop profitable operations.
     Our strategy is to focus on the design and development of our chip products while outsourcing all of our chip fabrication, assembly, and test operations. All of our products are manufactured, assembled and tested by independent third parties primarily in Asia We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to distributors, direct customers and end-customers in China, Hong Kong, Taiwan, Japan, Korea, Indonesia and Singapore. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States.
     For the years ended December 31, 2006 and 2005 and the six months ended June 30, 2007, we incurred significant operating losses and negative cash flows. We believe that we have the cash resources to fund our operations for at least the next twelve months. The semiconductor industry in which we operate is characterized by rapid technological advances, short product lives and significant price reductions. If we are unable to meet these challenges, then we will not achieve profitable operations. We may determine that we require additional capital to achieve our current or future business objectives. There can be no assurances that such capital will be available or available on terms that are acceptable to us, which could adversely affect our financial position, results of operations or cash flows.
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

NOTE 3. SALE OF TECHNOLOGY AND TANGIBLE ASSETS
     On February 16, 2007, we entered into asset purchase agreements with SiS, pursuant to which we transferred employees, sold certain tangible assets, and sold and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for aggregate proceeds of approximately $13.5 million. Of this amount, $9.5 million was received during the first quarter of 2007, and $2.0 million was received during the second quarter of 2007. The remaining $2.0 million is to be paid on or about August 16, 2008 subject to adjustment upon settlement of any escrow claims by SiS. The gain recognized in the six months ended June 30, 2007 includes the proceeds received, net of the book value of assets sold of $870,000 and certain transaction expenses related to the sale to SiS amounting $149,000. We have not recognized any revenue related to HD-DVD or Blu-ray DVD products in any period.
NOTE 4. STOCK-BASED COMPENSATION
     Stock-based compensation for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Stock-based compensation expense by type of award:
Employee stock options:
Cost of revenues	$11	$57	$18	$130
Research and development	94	544	219	1,202
Selling, general and administrative	144	523	326	1,113
Employee stock purchase plan:
Selling, general and administrative	9	47	25	101

Total stock-based compensation	$258	$1,171	$588	$2,546

     During the six months ended June 30, 2007, we granted approximately 84,000 stock options with an estimated total grant-date fair value of $46,000 No stock options were granted during the three months ended June 30, 2007. During the three and six months ended June 30, 2006, we granted approximately 58,000 stock options with an estimated total grant-date fair value of $95,000 and approximately 142,000 stock options with an estimated total grant-date fair value of $243,000, respectively. As of June 30, 2007, unrecognized stock-based compensation cost related to stock options was $541,000, which will be recorded as compensation expense over an estimated weighted average period of one year.
     No stock-based compensation was capitalized as inventory at June 30, 2007.
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
     Stock-based compensation expense recognized in the consolidated statement of operations for the three months and six months ended June 30, 2007 and 2006 included compensation expense for stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeitures rate was determined based upon historical forfeitures.
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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock option plans:
Expected life (in years)	—	3.9	3.2	3.4
Expected stock price volatility	—	72%	67%	72%
Risk-free interest rate	—	5.0%	4.8%	4.5%
Expected dividend yield	—	0%	0%	0%
Stock purchase plan:
Expected life (in years)	0.5	0.5	0.5	0.5
Expected stock price volatility	65%	72%	65%	72%
Risk-free interest rate	5.1%	5.0%	5.1%	5.0%
Expected dividend yield	0%	0%	0%	0%
     We have several equity incentive plans that are intended to attract and retain qualified management, technical and other employees, and to align stockholder and employee interests. These equity incentive plans provide that non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Through June 30, 2007, we have only granted stock options under our various plans. These stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of our common stock at the grant date.
Combined Activity
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
	Available		Weighted	Average
	for	Options	Average	Contractual
	Grant	Outstanding	Exercise Price	Term
	(In thousands)			(In years)
Balances at January 1, 2006	3,243	9,753	$5.51
Granted	(293)	293	2.33
Exercised	—	(6)	2.66
Forfeited	1,123	(1,123)	4.82
Expired	1,458	(1,458)	5.92
Expired — 1995 Plan and Platform Plan	—	(172)	5.36

Balances at December 31, 2006	5,531	7,287	$5.40

Granted	(84)	84	1.12
Forfeited	259	(259)	5.06
Expired	1,748	(1,748)	5.23
Expired — 1995 Plan	—	(165)	7.70
Expired — 1997 Plan	(5,389)	—	—

Balances at June 30, 2007	2,065	5,199	$5.33

Fully vested and exercisable at June 30, 2007		4,547	$5.55	5.67
Expected at June 30, 2007 to vest in the future		616	$3.86	7.98

     The aggregate intrinsic value of options vested and expected at June 30, 2007 to vest in the future, based on our closing stock price of $1.66 as of June 29, 2007, was approximately $85,000.
     The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended June 30, 2006 was $1.65, and during the six months ended June 30, 2007 and 2006 were $0.55 and $1.71 per share. For the three and six months ended June 30, 2007, there were no options exercised and no tax benefits realized. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 were $2,000 and $7,000 and there were no tax benefits realized.
     We settle employee stock option exercises with newly issued common shares.
NOTE 5. BALANCE SHEET COMPONENTS

	June 30,	December 31,
	2007	2006
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$26,422	$20,137
U.S. government agency and corporate debt securities	17,960	13,594

	$44,382	$33,731

Short-term investments:
U.S. government agency and corporate debt securities	$6,846	$10,285
Unrealized gain (loss) on marketable securities, net	(38)	(21)

	$6,808	$10,264

Accounts receivable, net:
Accounts receivable	$7,161	$9,465
Less: Allowance for doubtful accounts	(246)	(276)

	$6,915	$9,189

Other receivables:
Insurance	4,227	966
Other	207	188

	$4,434	$1,154

Inventory:
Raw materials	$412	$1,210
Work-in-process	1,954	758
Finished goods	3,376	6,310

	$5,742	$8,278

     During the three and six months ended June 30, 2007, there was $2.4 million and $8.6 million of net inventory reserve release from the sale of products that had been previously reserved, respectively. During the three and six months ended June 30, 2006, there was a net inventory reserve charge of $2.8 million and a net inventory reserve release of $0.8 million, respectively.

	June 30,	December 31,
	2007	2006
	(In thousands)
Prepaid expenses and other assets:
Prepaid insurance	$231	$527
Prepaid maintenance	306	327
Prepaid royalty	314	713
Other	109	197

	$960	$1,764

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	23,821	24,679
Machinery and equipment	34,903	37,260
Furniture and fixtures	22,310	23,607

	83,894	88,406
Less: Accumulated depreciation and amortization	(70,072)	(71,410)

	$13,822	$16,996

Other assets:
Investments — Best Elite	$6,857	$7,000
Investments — other	1,277	1,344
Other	231	708

	$8,365	$9,052

Accounts payable and accrued expenses:
Accounts payable	$4,339	$6,167
Accrued compensation costs	2,578	6,057
Accrued legal and professional fees	1,093	1,371
Accrued commission and royalties	364	281
Deferred revenue related to distributor sales, net of deferred cost of goods sold	365	216
Non-cancelable, adverse purchase order commitments	2,042	3,077
Accrued securities litigation settlement	3,700	—
Deposit from SiS	—	1,500
Other accrued liabilities	1,388	1,735

	$15,869	$20,404

NOTE 6. WARRANTY
     We include warranty in other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of product revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty accrual, we also provide specific warranty amounts for certain parts if there are potential warranty issues. The following table summarizes the activity in the product warranty accrual for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Beginning balance	$237	$372	$254	$506
Accruals (releases) for warranties issued during the period	(13)	133	(28)	18
Settlements made during the period	(1)	(146)	(3)	(165)

Ending balance	$223	$359	$223	$359

NOTE 7. MARKETABLE SECURITIES

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2007	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$9,566	$—	$—	$9,566
Corporate debt securities	22,806	48	(1)	22,853
Corporate equity securities	1,351	—	(74)	1,277
U.S. government agency bonds	1,915	—	—	1,915

Total available-for-sale	$35,638	$48	$(75)	$35,611

Classified as:
Cash equivalents				$27,526
Short-term marketable securities				6,808
Long-term marketable securities				1,277

				$35,611

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	(Loss)	Value
		(In thousands)
Money market accounts	$3,363	$—	$—	$3,363
Corporate debt securities	17,203	2	(3)	17,202
Corporate equity securities	1,233	111	—	1,344
U.S. government agency bonds	6,676	1	(21)	6,656

Total available-for-sale	$28,475	$114	$(24)	$28,565

Classified as:
Cash equivalents				$16,957
Short-term marketable securities				10,264
Long-term marketable securities				1,344

				$28,565

     The contractual maturities of our investments in corporate debt securities and U.S. government agency bonds classified as available-for-sale as of June 30, 2007, regardless of the consolidated balance sheet classification are as follows:

June, 2007	Estimated Fair Value
(In thousands)
Maturing in 90 days or less	$19,513
Maturing between 90 days and one year	3,493
Maturing in more than one year	1,762

Total available-for-sale debt securities	$24,768

     Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs.
NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)
     The following table reconciles net income (loss) to total comprehensive loss for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income (loss)	$(664)	$(15,224)	$3,939	$(29,294)
Change in unrealized gain (loss) on marketable securities and long-term investments	(116)	(284)	(85)	(404)

Total comprehensive income (loss)	$(780)	$(15,508)	$3,854	$(29,698)

NOTE 9. NON-OPERATING INCOME, NET
     The following table lists the major components of non-operating income, net, for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Interest income	$489	$940	920	$1,697
Impairment of investments	(143)	(252)	(643)	(534)
Other	234	195	218	196

Total non-operating income, net	$580	$883	$495	$1,359

NOTE 10. INCOME TAXES
     We recorded income tax expense of $0.6 million for the three months ended June 30, 2007 and a $0.2 million tax benefit for the three months ended June 30, 2006. We recorded income tax expense of $1.4 million for the six months ended June 30, 2007 and a $0.9 million tax benefit for the six months ended June 30, 2006. The tax expenses for both three and six months ended June 30, 2007 were higher than the pre-tax income at the federal statutory rate of 35% primarily due to the accrual of interest on uncertain tax balances and foreign taxes.
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
     The cumulative effect of adopting FIN No. 48 was an increase of $4.1 million as a credit to tax liabilities and an increase to the January 1, 2007 accumulated deficit balance. Upon adoption, the tax liability at January 1, 2007 was $33.6 million, which includes $24.1 million that was reclassified from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet.
     The total amount of unrecognized tax benefits as of January 1, 2007 was $81.1 million. If recognized, approximately $27.4 million would be recorded as a component of income tax benefit. These amounts have been increased by $1.1 million during the six months ended June 30, 2007 to $82.2 million and $28.5 million, respectively. We do not believe that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.
     Estimated interest related to the underpayment of income taxes is classified as a component of the provision for income taxes in the Consolidated Statement of Operations and totaled $1.1 million for the six months ended June 30, 2007. Accrued interest was $5.2 million as of June 30, 2007. The Company is not subject to tax penalties.
     Our only major tax jurisdictions are the United States, California, and Hong Kong. The tax years 2003 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S., 2002 through 2006 in California, and 1999 through 2006 in Hong Kong.
     In 2005, the Company repatriated cash under the Homeland Investment Act. If the Company is unable to invest the funds in the United States as required by the Act, the Company may be required to pay additional United State federal taxes.
NOTE 11. NET INCOME (LOSS) PER SHARE
     For the six months ended June 30, 2007, all of our stock options were anti-dilutive. As we incurred net losses for the three months ended June 30, 2007 and 2006, the effect of dilutive securities (in-the-money stock options) of approximately 1,400 equivalent shares and 31,000 equivalent shares, respectively, have been excluded from the calculation of dilutive net income (loss) per share because they were anti-dilutive. As we incurred net losses for the six months ended June 30, 2006, the effect of dilutive securities (in-the-money stock options) of approximately 39,000 equivalent shares, respectively, have been excluded from the calculation of dilutive net income (loss) per share because they were anti-dilutive.
     For the three months and six months ended June 30, 2007 and 2006, there were options to purchase approximately 6.2 million and 9.6 million shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net income (loss) per share as they were anti-dilutive.
NOTE 12. BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF CERTAIN RISKS
Business Segment
     We have historically operated in two reportable business segments: the Video segment and the Digital Imaging segment. In the Video segment, we primarily develop and market digital processor chips which are the primary processors driving digital video and audio devices, including DVD, VCD, consumer digital audio players, and digital media players. In addition, the Video segment continues to sell certain legacy products we have in inventory including chips for use in recordable DVD players, modems, other communication devices, and PC audio products. Our Digital Imaging segment historically developed and marketed imaging sensor chips for cellular camera phone applications. The method for determining what information to report is based on the way that management organized the operating segments within the Company for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer.
     The following table summarizes the percentages of revenues by major product category for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Video Business:
DVD	79%	66%	78%	66%
VCD	10%	21%	8%	21%
License & royalty	—	—	2%	0%
Other	11%	6%	12%	5%

Total Video Business	100%	93%	100%	92%
Digital Imaging Business	—	7%	—	8%

Total	100%	100%	100%	100%

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
     We evaluate operating segment performance based on net revenues and operating income (loss) of our segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies in our Annual Report on Form 10-K. Information about reported segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Segment net revenues:
Video	$17,148	$27,036	$34,818	$51,394
Digital Imaging	36	2,030	138	4,558

Total net revenues	$17,184	$29,066	$34,956	$55,952

Segment operating income (loss):
Video	$2,161	$(9,073)	$12,592	$(17,269)
Digital Imaging	10	(4,305)	(2,056)	(7,948)

Total segment operating income (loss)	2,171	(13,378)	10,536	(25,217)
Unallocated corporate expenses	(2,809)	(2,896)	(5,712)	(6,290)

Operating income (loss)	$(638)	$(16,274)	$4,824	$(31,507)

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
     During the three months ended June 30, 2007 and 2006, FE Global accounted for approximately 21% and 36%, respectively, of our net revenues. During the six months ended June 30, 2007 and 2006, FE Global accounted for approximately 30% and 32%, respectively, of our net revenues.

     During the three months ended June 30, 2007, in addition to FE Global, Samsung Electronics Company (“Samsung”) and LG International Corporation (“LG”) accounted for approximately 36%, and 13% of our net revenues, respectively. During the three months ended June 30, 2006, in addition to FE Global, LG, SLHK Limited (a subsidiary of Hangzhou Silan Microelectronics Joint-Stock Co. Ltd) (“SLHK”), Universe Electron Corporation (“UEC”) and Samsung accounted for approximately 13%, 12%, 12% and 11% of our net revenues, respectively.
     During the six months ended June 30, 2007, in addition to FE Global, Samsung and LG accounted for approximately 27%, and 14% of our net revenues, respectively. During the six months ended June 30, 2006, in addition to FE Global, LG, SLHK, Samsung and UEC accounted for approximately 15%, 13%, and 11% and 10% of our net revenues, respectively.
     As of June 30, 2007 and December 31, 2006 FE Global accounted for approximately 31% and 27%, respectively, of our gross trade accounts receivable. As of June 30, 2007, in addition to FE Global, Samsung and LG accounted for approximately 19% and 17%, respectively, of our gross trade accounts receivable. In addition to FE Global, LG, Samsung and UEC accounted for 20%, 14% and 11% of our gross trade accounts receivable as of December 31, 2006.
NOTE 13. COMMITMENTS AND CONTINGENCIES
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of June 30, 2007:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$1,059	$959	$100	—	—
Purchase obligations	13,145	13,145	—	—	—

Total	$14,204	$14,104	$100	—	—

     As of June 30, 2007, our commitments to purchase inventory from the third-party contractors aggregated approximately $8.8 million of which approximately $2.0 million was non-cancelable purchase order commitments that we have recorded as accrued expenses. Additionally, as of June 30, 2007, commitments for services, license and other operating supplies totaled $4.3 million.
     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     The total rent expense under all operating leases was approximately $541,000 and $342,000 for the three months ended June 30, 2007 and 2006, respectively. Rent expense for three months ended June 30, 2007 included $356,000 accrual related to the early lease termination of our Irvine office. The total rent expense under all operating leases was approximately $835,000 and $669,000 for the six months ended ended June 30, 2007 and 2006, respectively.
     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of June 30, 2007.
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
     As discussed in Note 10 — Income Taxes, we adopted the provisions of FIN 48 on January 1, 2007. At June 30, 2007 we had a liability for unrecognized tax benefits and accrual for the payment of related interest and penalties totalling $34.5 million of which none is expected to be paid within the next 12 months. The Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. Trial was tentatively set for January 2008. On November 12, 2006, the parties attended a mediation at which they agreed to settle the litigation for $3.5 million (to be paid by defendants’ insurance carriers), subject to appropriate documentation by the parties and approval by the Court. The Stipulation of Settlement and Release was filed with the Court on April 30, 2007. On May 8, 2007, the Court issued an order preliminarily approving the settlement and providing for class notice. At a fairness hearing on July 27, 2007, having received no objections to the settlement and no requests for exclusion, the Court entered a Final Judgment and Order of Dismissal With Prejudice as to all defendants. The settlement is conditioned on expiration of the time for appeal from the Court’s order approving the settlement. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $3.5 million loss for the settlement in the six months ended June 30, 2007, as management has determined this amount probable of payment and reasonably estimable. In addition, because recovery from our insurance carriers is probable, a receivable was also recorded for the same amount, plus recoverable legal fees. Accordingly, there is no impact to the statement of operations because the amount of the settlement, including legal expenses, and the insurance recovery offset each other.
     On September 12, 2002, following the same downward revision of revenue and earnings holders of our common stock, purporting to represent us, filed a series of derivative lawsuits in California state court, County of Alameda, against us as a nominal defendant and against certain of our present and former directors and officers as defendants. The lawsuits allege certain violations of the federal securities laws, including breaches of fiduciary duty and insider trading. These actions have been consolidated and are proceeding as a Consolidated Derivative Action with the caption “ESS Cases.” The derivative plaintiffs seek compensatory and other damages in an unspecified amount, disgorgement of profits, and other relief. On March 24, 2003, we filed a demurrer to the consolidated derivative complaint and moved to stay discovery in the action pending resolution of the initial pleadings in the related federal action, described above. The Court denied the demurrer but stayed discovery. That stay has since been lifted in light of the procedural progress of the federal action. No trial date has been set. The parties have reached an agreement in principle to settle the litigation in exchange for certain minor modifications of the Company’s internal policies and payment of plaintiffs’ attorneys fees not to exceed $200,000 (to be paid by defendants’ insurance carriers). The agreement in principle to settle the litigation is subject to appropriate documentation and finalization by the parties and approval by the Court. There can be no assurance that final settlement will be obtained. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $200,000 loss for the proposed settlement in the three months ended June 30, 2007, as management has determined this amount probable of payment and reasonably estimable. This estimate may change as a result of the final settlement arrangement. In addition, because recovery from the insurance carriers is probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amount of the settlement and the insurance recovery offset each other.
     On October 4, 2006, Ali Corporation (“Ali”) filed a lawsuit in Alameda County Superior Court against the company that alleged claims for breach of contract, common counts, quantum meruit, account stated and for an open book account. All of the claims arose from a Joint Development Agreement between the company and Ali, originally entered into on December 14, 2001 and subsequently amended on several occasions. Ali’s complaint sought damages in the amount of $2.5 million. The company answered Ali’s complaint and on April 6, 2007 the parties settled this matter in the course of a formal mediation. A Settlement Agreement has been executed and the matter has been dismissed pursuant to the settlement.
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
     Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” See Note 10, “Income taxes,” to our condensed consolidated financial statements.
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
     For the years ended December 31, 2006 and 2005, we incurred significant operating losses and negative cash flows. We believe that we have the cash resources to fund our operations for at least the next twelve months. The semiconductor industry in which we operate is characterized by rapid technological advances, short product lives and significant price reductions. If we are unable to meet these challenges, then we will not achieve profitable operations. We may determine that we require additional capital to achieve our current or future business objectives. There can be no assurances that such capital will be available or available on terms that are acceptable to us, which could adversely affect our financial position, results of operations or cash flows.
     Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     The cumulative effect of adopting FIN No. 48 was an increase of $4.1 million in interest recorded as a credit to tax liabilities and an increase to the January 1, 2007 accumulated deficit balance. Upon adoption, the tax liability at January 1, 2007 was $33.6 million, which includes $24.1 million that was reclassified from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet. The total amount of unrecognized tax benefits as of the January 1, 2007 adoption date was $81.1 million. If recognized, approximately $27.4 million would be recorded as a component of income tax expense. These amounts have been increased by $1.1 million during the six months ended June 30, 2007 to $82.2 million and $28.5 million, respectively.
     On September 18, 2006 we announced an ongoing strategic review of our operations and business plan. In connection with this strategic review, our Board of Directors formed and appointed its Strategic Transaction Committee in April 2007, composed of independent directors, to consider strategic alternatives. The Strategic Transaction Committee has engaged Needham & Company, LLC to act as its investment banker in this process.
Recent Developments
     Our largest distributor, FE Global, recently informed us in a letter dated as of July 31, 2007 that FE Global has decided to terminate its distribution agreement with us on August 31, 2007. FE Global has expressed a desire to make arrangements to clear any remaining inventory and customer and supplier backlogs and settle the outstanding debts, if any, owed to us pursuant to applicable credit terms.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended June 30,
	2007		2006
	(In thousands, except percentage data)
Net revenues	$17,184	100.0%	$29,066	100.0%
Cost of revenues	12,514	72.8	28,354	97.6

Gross profit	4,670	27.2	712	2.4
Operating expenses:
Research and development	2,570	15.0	9,941	34.2
Selling, general and administrative	4,738	27.6	7,045	24.2
Gain on sale of technology and tangible assets	(2,000)	(11.6)	—	n/a

Operating loss	(638)	(3.8)	(16,274)	(56.0)
Non-operating income, net	580	3.4	883	3.0

Loss before income taxes	(58)	(0.4)	(15,391)	(53.0)
Provision for (benefit from) income taxes	606	3.5	(167)	(0.6)

Net loss	$(664)	(3.9)	$(15,224)	(52.4)%

Net Revenues
     Net revenues were $17.2 million for the three months ended June 30, 2007, a decrease of $11.9 million, or 40.9%, compared to $29.1 million for the three months ended June 30, 2006, due to decreased revenues in all product categories in both of our business segments, except sales of legacy video products.

     The following table summarizes percentage of net revenues by our two business segments and their major product categories:

	Three Months Ended June 30,
	2007	2006
Video Business:
DVD	79%	66%
VCD	10%	21%
License & royalty	—	—
Other	11%	6%

Total Video Business	100%	93%
Digital Imaging Business	—	7%

Total	100%	100%

     Video business revenues included revenues from DVD and VCD products, license and royalty payments for technology, and other products.
     DVD revenue consists of revenue from sales of DVD player chip and recordable chips, which includes integrated encoder and decoder. DVD revenue was $13.5 million for the three months ended June 30, 2007, a decrease of $5.8 million, or 30.1%, from revenue of $19.3 million for the three months ended June 30, 2006, primarily due to lower sales volume and overall average selling price (“ASP”). For the three months ended June 30, 2007, sales volume decreased 17.4% and ASP decreased by 14.0% from the three months ended June 30, 2006. We sold approximately 3.8 million units and 4.6 million units for the three months ended June 30, 2007 and 2006, respectively. Lower DVD revenue was a result of our previously discussed reorganization and competitive pressure. We expect DVD revenue will increase marginally during the remainder of 2007.
     VCD revenue includes revenue from sales of VCD chips. VCD revenue was $1.7 million for the three months ended June 30, 2007, a decrease of $4.4 million, or 72.1%, from revenue of $6.1 million for the three months ended June 30, 2006, primarily due to lower overall sales volume, and partially offset by higher ASP. For the three months ended June 30, 2007, unit sales decreased by 77.6% while ASP increased by 26.1% from the three months ended June 30, 2006. We sold approximately 1.1 million units and 4.9 million units for the three months ended June 30, 2007 and 2006, respectively. Lower VCD revenue was due to the replacement of the VCD market with lower priced DVD units. In addition, in 2006, we licensed to Silan the right to manufacture and market our VCD technology to customers in China and India. Silan recently started shipping a new integrated version, utilizing Silan’s front-end optical controller and ESS’s back-end video processor VCD chip for which they will pay ESS a royalty. Approximately 34% of current VCD revenue are ESS manufactured chips sold to Silan. We expect VCD revenue will continue to decline in 2007 and will shift substantially to royalty payments.
     Other revenue includes revenue from legacy products which includes sales of PC Audio, communication, consumer digital media and miscellaneous chips. Other revenue was $2.0 million for the three months ended June 30, 2007, an increase of $0.3 million, or 14.7%, from revenue of $1.7 million for the three months ended June 30, 2006 primarily due to higher sales volume. For the three months ended June 30, 2007, unit sales increased by 100.0% from the three months ended June 30, 2006. We sold approximately 0.4 million units and 0.2 million units for the three months ended June 30, 2007 and 2006, respectively.
     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital Imaging revenue was $36,000 for the three months ended June 30, 2007, a decrease of approximately $2.0 million, or substantially 100.0%, from revenue of $2.0 million for the three months ended June 30, 2006. During the first quarter of 2007, we reduced operations of our camera phone image sensor business and no longer design, develop and market imaging sensor chips.
     International revenue accounted for almost all of net revenues for the three months ended June 30, 2007 and 2006. Our international sales are denominated in U.S. dollars.
Gross Profit
     Gross profit was $4.7 million, or 27.2% of net revenues, for the three months ended June 30, 2007, compared to $0.7 million, or 2.4% of net revenues, for the three months ended June 30, 2006. The increase in gross margin was due primarily to a $2.4 million net inventory reserve release, from the sale of products that had been previously reserved, compared to a $2.8 million net inventory reserve charge for the three months ended June 30, 2006. Additionally, there was a decrease of $0.8 million in royalty and amortization expenses for the three months ended June 30, 2007 compared to the same period in 2006 due primarily to a decrease in profit sharing royalty expenses related to our older Vibratto II products and the amortization of intangible assets related to prior acquisitions as they became fully amortized during 2006.

Research and Development Expenses
     Research and development expenses were $2.6 million, or 15.0% of net revenues, for the three months ended June 30, 2007 compared to $9.9 million, or 34.2% of net revenues, for the three months ended June 30, 2006. The $7.3 million, or 73.7%, decrease in research and development for the three months ended June 30, 2007 was primarily due to the strategic review announced previously and comprised of the following: $3.5 million decrease in salaries and fringe benefits, $0.5 million decrease in stock-based compensation expense under SFAS No. 123(R), $0.9 million decrease in engineering test materials and operating supplies, $0.7 million decrease in mask sets, $0.6 million decrease in depreciation and $0.3 million decrease in hardware and software maintenance, $0.2 million decrease in consulting and outside services, and $0.2 million decrease in facility related expenses.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $4.7 million, or 27.6% of net revenues, for the three months ended June 30, 2007 compared to $7.0 million, or 24.2% of net revenues, for the three months ended June 30, 2006. The $2.3 million, or 32.9%, decrease in selling, general and administrative expenses for the three month ended June 30, 2007 was primarily due to the strategic review announced previously and comprised of the following: $2.0 million decrease in salaries and fringe benefits, $0.4 million decrease in stock-based compensation expense under SFAS No. 123(R), $0.4 million decrease in bad debt resulted from a lower past-due balance from one of our distributors, $0.2 million decrease in travel expense and $0.2 million decrease in tax and insurance expense, partially offset by $0.3 million increase in rent expense resulted from an early lease termination of our Irvine facility, $0.2 million increase in fixed asset write-off of our international sales offices, and, and $0.2 million increase in legal and investor relation expenses.
Gain on Sale of Technology and Tangible Assets
     On February 16, 2007, we entered into asset purchase agreements with SiS, pursuant to which we transferred employees, sold certain tangible assets and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for aggregate proceeds of approximately $13.5 million. Of this amount, $9.5 million was received during the first quarter of 2007, $2.0 million was received upon SiS’ final certification of all transferred and licensed technology in the second quarter of 2007, with the remaining $2.0 million subject to adjustment upon settlement of any escrow claims by SiS through August 16, 2008. We have not recognized any revenue related to HD-DVD or Blu-ray DVD products in any period.
Non-operating Income, Net
     Net non-operating income was $0.6 million for the three months ended June 30, 2007 compared to net non-operating income of $0.9 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, net non-operating income mainly consisted of interest income of $0.5 million and other miscellaneous gain of $0.2 million, partially offset by the impairment of our investments of $0.1 million. For the three months ended June 30, 2006, net non-operating income mainly consisted of interest income of $0.9 million and other miscellaneous gain of $0.2 million, partially offset by the write-down of our investment in MosChip of $0.3 million.
Provision for (Benefit from) Income Taxes
     Our income tax expense was $0.6 million for the three months ended June 30, 2007 compared to $0.2 million tax benefit for the three months ended June 30, 2006. The tax expense for the current quarter was primarily the result of foreign taxes and interest accrued on uncertain tax balances. The tax provision for the three months ended June 30, 2007 includes interest and penalties on tax liabilities of $0.6 million.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
     The following table sets forth certain operating data as a percentage of net revenues:

	Six Months Ended June 30,
	2007		2006
	(In thousands, except percentage data)
Net revenues	$34,956	100.0%	$55,952	100.0%
Cost of revenues	22,915	65.6	52,877	94.5

Gross profit	12,041	34.4	3,075	5.5
Operating expenses:
Research and development	7,161	20.5	19,538	34.9
Selling, general and administrative	9,678	27.7	15,044	26.9
Impairment of property, plant and equipment	859	2.5	—	n/a
Gain on sale of technology and tangible assets	(10,481)	(30.0)	—	n/a

Operating income (loss)	4,824	13.7	(31,507)	(56.3)
Non-operating income, net	495	1.4	1,359	2.4

Income (loss) before income taxes	5,319	15.1	(30,148)	(53.9)
Provision for (benefit from) income taxes	1,380	3.9	(854)	(1.5)

Net income ( loss)	$3,939	11.2%	$(29,294)	(52.4)%

Net Revenues
     Net revenues were $35.0 million for the six months ended June 30, 2007, a decrease of $21.0 million, or 37.5%, compared to $56.0 million, for the six months ended June 30, 2006, due to decreased revenues in all product categories in both of our business segments; the six months ended June 30, 2007 included $0.8 million in license revenue from Silan for DVD technology.
     The following table summarizes percentage of net revenues by our two business segments and their major product categories:

	Six Months Ended June 30,
	2007	2006
Video Business:
DVD	78%	66%
VCD	8%	21%
License & royalty	2%	—
Other	12%	5%

Total Video Business	100%	92%
Digital Imaging Business	—	8%

Total	100%	100%

     Video business revenues included revenues from DVD and VCD products, license and royalty payments for technology, and other products.
     DVD revenue consists of revenue from sales of DVD player chip and recordable chips, which includes integrated encoder and decoder. DVD revenue was $27.4 million for the six months ended June 30, 2007, a decrease of $9.3 million, or 25.3%, from revenue of $36.7 million for the six months ended June 30, 2006, primarily due to lower overall ASP and sales volume. For the six months ended June 30, 2007, ASP decreased by 21.1% and sales volume decreased by 4.7% from the six months ended June 30, 2006. We sold approximately 8.1 million units and 8.5 million units for the six months ended June 30, 2007 and 2006, respectively. Lower DVD revenue was a result of our previously discussed reorganization and competitive pressure. We expect DVD revenue will increase marginally during the remainder of 2007.
     VCD revenue includes revenue from sales of VCD chips. VCD revenue was $2.8 million for the six months ended June 30, 2007, a decrease of $8.9 million, or 76.1%, from revenue of $11.7 million for the six months ended June 30, 2006, primarily due to lower overall sales volume, and partially offset by higher ASP. For the six months ended June 30, 2007, unit sales decreased by 83.2% while ASP increased by 46.7% from the six months ended June 30, 2006. We sold approximately 1.6 million units and 9.5 million units for the six months ended June 30, 2007 and 2006, respectively. Lower VCD revenue was due to the replacement of the VCD market with lower priced DVD units. In addition, in 2006, we licensed to Silan the right to manufacture and market our VCD technology to customers in China and India. Silan recently started shipping a new integrated version, utilizing Silan’s front-end optical controller and ESS’s back-end video processor VCD chip for which they will pay ESS a royalty. Approximately 22% of current VCD revenue are ESS manufactured chips sold to Silan. We expect VCD revenue will continue to decline in 2007 and will shift substantially to royalty payments.

     License and royalty revenue consists of payments from Silan to whom we licensed the right to produce and distribute our next-generation standard definition DVD chips. The license and royalty revenue was $0.8 million for the six months ended June 30, 2007. There was no license or royalty revenue for the six months ended June 30, 2006.
     Other revenue includes revenue from legacy products which includes sales of PC Audio, communication, consumer digital media and miscellaneous chips. Other revenue was $3.9 million for the six months ended June 30, 2007, an increase of $0.8 million, or 26.2%, from revenue of $3.1 million for the six months ended June 30, 2006 primarily due to higher sales volume. For the six months ended June 30, 2007, unit sales increased by 100.0% from the six months ended June 30, 2006. We sold approximately 0.8 million units and 0.4 million units for the six months ended June 30, 2007 and 2006, respectively.
     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital Imaging revenue was $0.1 million for the six months ended June 30, 2007, a decrease of $4.4 million, or 97.8%, from revenue of $4.5 million for the six months ended June 30, 2006. During the first quarter 2007, we reduced operations of our camera phone image sensor business and no longer design, develop and market imaging sensor chips.
     International revenue accounted for almost all of net revenues for the six months ended June 30, 2007 and 2006. Our international sales are denominated in U.S. dollars.
Gross Profit
     Gross profit was $12.0 million, or 34.4% of net revenues, for the six months ended June 30, 2007, compared to $3.1 million, or 5.5% of net revenues, for the six months ended June 30, 2006. Results for the six months ended June 30, 2007 included a net $8.6 million inventory reserve release, compared to $0.6 million for the six months ended June 30, 2006. Additionally, there was a decline of $2.4 million in royalty and amortization expenses for the six months ended June 30, 2007 compared to the same period in 2006 due primarily to a decrease in profit sharing royalty expenses related to our older Vibratto II products and the amortization of intangible assets related to prior acquisitions as they became fully amortized during 2006.
Research and Development Expenses
     Research and development expenses were $7.2 million, or 20.5% of net revenues, for the six months ended June 30, 2007 compared to $19.5 million, or 34.9% of net revenues, for the six months ended June 30, 2006. The $12.3 million, or 63.1%, decrease in research and development for the six months ended June 30, 2007 was primarily due to the strategic review announced previously and comprised of the following: $6.1 million decrease in salaries and fringe benefits, $1.0 million decrease in stock-based compensation expense under SFAS No. 123(R), $1.7 million decrease in engineering test materials and operating supplies, $1.2 million decrease in mask sets, $1.1 million decrease depreciation and $0.4 million decrease in hardware and software maintenance, and $0.3 million in facility related expenses.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $9.7 million, or 27.7% of net revenues, for the six months ended June 30, 2007 compared to $15.0 million, or 26.9% of net revenues, for the six months ended June 30, 2006. The $5.3 million, or 35.3%, decrease in selling, general and administrative expenses for the six months ended June 30, 2007 was primarily due to the strategic review announced previously and comprised of the following: $4.4 million decrease in salaries and fringe benefits, $0.9 million decrease in stock-based compensation expense under SFAS No. 123(R), $0.4 million decrease in tax and insurance, $0.3 million decrease in travel expense, and $0.3 million decrease in amortization of intangible assets as they became fully amortized during 2006, partially offset by $0.3 million increase in rent expense resulted from an early lease termination of our Irvine facility, $0.2 million increase in accounting and investor relations, and $0.2 million increase in fixed asset write-off of our international sales offices.
Impairment of Property, Plant and Equipment
     In connection with the strategic review of operations and business plan announced in September 2006, we substantially terminated the operations of our camera phone image sensor business during the first quarter of 2007. As a result, we believe that the carrying amount of property, plant and equipment at our Irvine, California office no longer exceeds its fair value and have recorded a $0.9 million impairment charge during the three months ended March 31, 2007.
Gain on Sale of Technology and Tangible Assets
     On February 16, 2007, we entered into asset purchase agreements with SiS, pursuant to which we transferred employees, sold certain tangible assets and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for aggregate proceeds of approximately $13.5 million. Of this amount, $9.5 million was received during the first quarter of 2007, $2.0 million was received during the second quarter upon SiS’ final certification of all transferred and licensed technology, with the remaining $2.0 million subject to adjustment upon settlement of any escrow claims by SiS through August 16, 2008. The gain recognized during the six months ended June 30, 2007 includes the proceeds received, net of the book value of assets sold and certain transaction expenses related to the sale. We have not recognized any revenue related to HD-DVD or Blu-ray DVD products in any period.
Non-operating Income, Net
     Net non-operating income was $0.5 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. Non-operating income primarily represents interest and investment income offset by investment losses. For the six months ended June 30, 2007, net non-operating income mainly consisted of interest income of $0.9 million and other miscellaneous income of $0.2 million, partially offset by the impairment of our investments of $0.6 million. For the six months ended June 30, 2006, net non-operating income mainly consisted of interest income of $1.7 million and other miscellaneous income of $0.2 million, partially offset by the impairment of our investments of $0.5 million.
Provision for (Benefit from) Income Taxes
     Our income tax expense was $1.4 million for the six months ended June 30, 2007 compared to a $0.9 million tax benefit for the six months ended June 30, 2006. The tax expense for the six months ended June 30, 2007 was primarily the result of foreign taxes and interest accrued on uncertain tax balances. The tax provision for the six months ended June 30, 2007 includes interest and penalties on tax liabilities of $1.1 million.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At June 30, 2007, we had cash, cash equivalents and short-term investments of $44.4 million and working capital of $53.3 million.
     Net cash used in operating activities was $3.6 million and $29.0 million for the six months ended June 30, 2007 and 2006, respectively. After adjusting for net gains and losses of $8.8 million, the net cash used in operating activities for the six months ended June 30, 2007 was primarily attributable to the increase in other receivable of $3.3 million due to the increase in insurance receivable on the securities litigation settlement and decrease in accounts payable and other accrued expenses of $4.5 million, partially offset by net income of $3.9 million, depreciation of $1.9 million, decrease in inventory of $2.5 million and decrease in accounts receivable trade of $2.3 million. The net cash used in operating activities for the six months ended June 30, 2006 was primarily attributable to a net loss of $29.3 million, increases in inventories of $12.9 million, and partially offset by the decreases in other receivables of $4.5 million, depreciation and amortization of $4.1 million and stock-based compensation of $2.5 million. Inventories increased as we were building inventory of our recently introduced Phoenix family of DVD products in anticipation of increasing sales. The decrease in other receivables primarily relates to a decrease in receivables from a vendor to whom we provided raw materials. Net cash used in operating activities for the six months ended June 30, 2007 decreased from the same period in 2006 due to reduced operating expenses primarily from our strategic review of operations and business plan announced in September 2006.
     Net cash provided by investing activities was $14.2 million and $16.9 million for the six months ended June 30, 2007 and 2006, respectively. The net cash provided by investing activities for the six months ended June 30, 2007 was primarily attributable to the proceeds from sale of technology and tangible assets of $11.4 million and the proceeds from sales of short-term investments of $6.8 million, partially offset by the purchase of short-term investments of $3.3 million and during the six months ended June 30, 2007, we made a $0.5 million investment which was subsequently impaired. This impairment was recorded in non-operating income, net. The net cash provided by investing activities for the six months ended June 30, 2006 was primarily attributable to the proceeds from sales of short-term investments of $31.4 million, partially offset by the purchase of short-term investments of $12.7 million and purchase of property, plant and equipment of $1.6 million.
     Net cash provided in financing activities for the six months ended June 30, 2007 was $16,000 received from issuance of common stock under employee stock purchase. The net cash used by financing activities for the six months ended June 30, 2006 was primarily attributable to the repurchase of common stock of $1.6 million, and partially offset by the proceeds from issuance of common stock under employee stock purchase plan of $0.2 million.
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
     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be less than $1.0 million. We may also use cash to acquire or invest in other businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of June 30, 2007, together with funds expected to be generated by future operations, sales of assets and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.
Contractual Obligations, Commitments and Contingencies
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of June 30, 2007:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$1,059	$959	$100	—	—
Purchase obligations	13,145	13,145	—	—	—

Total	$14,204	$14,104	$100	—	—

     As of June 30, 2007, our commitments to purchase inventory from the third-party contractors aggregated approximately $8.8 million of which approximately $2.0 million was non-cancelable purchase order commitments that we have recorded as accrued expenses. Additionally, as of June 30, 2007, commitments for services, license and other operating supplies totaled $4.3 million.
     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     The total rent expense under all operating leases was approximately $541,000 and $342,000 for the three months ended June 30, 2007 and 2006, respectively. Rent expense for three months ended June 30, 2007 included $356,000 accrual related to the early lease termination of our Irvine office. The total rent expense under all operating leases was approximately $835,000 and $669,000 for the six months ended June 30, 2007 and 2006, respectively.
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
     As discussed in Note 10 — Income Taxes, we adopted the provisions of FIN 48 on January 1, 2007. At June 30, 2007 we had a liability for unrecognized tax benefits and accrual for the payment of related interest totalling $34.5 million of which none is expected to be paid within the next 12 months. The Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to the impact of foreign currency fluctuations, interest rate changes and changes in the market values of our investments.
Foreign Exchange Risks
     We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have operations in China, Taiwan, Hong Kong and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through June 30, 2007 we have not experienced any negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of June 30, 2007, the analysis indicated that these hypothetical market movements could impact our consolidated financial statements by approximately $0.4 million. We have not entered into any currency hedging activities.
Interest Rate Risks
     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. For instance, one percentage point decrease in interest rates would result in approximately a $0.5 million decrease in our annual interest income. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available-for-sale, and on June 30, 2007, the fair market value of our investments approximated their costs.
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
Item 4. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated and are proceeding under the caption “In re ESS Technology Securities Litigation.” The plaintiffs seek unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. Trial was tentatively set for January 2008. On November 12, 2006, the parties attended a mediation at which they agreed to settle the litigation for $3.5 million (to be paid by defendants’ insurance carriers), subject to appropriate documentation by the parties and approval by the Court. The Stipulation of Settlement and Release was filed with the Court on April 30, 2007. On May 8, 2007, the Court issued an order preliminarily approving the settlement and providing for class notice. At a fairness hearing on July 27, 2007, having received no objections to the settlement and no requests for exclusion, the Court entered a Final Judgment and Order of Dismissal With Prejudice as to all defendants. The settlement is conditioned on expiration of the time for appeal from the Court’s order approving the settlement. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $3.5 million loss for the settlement in the six months ended June 30, 2007, as management has determined this amount probable of payment and reasonably estimable. In addition, because recovery from our insurance carriers is probable, a receivable was also recorded for the same amount, plus recoverable legal fees. Accordingly, there is no impact to the statement of operations because the amount of the settlement, including legal expenses, and the insurance recovery offset each other.
     On September 12, 2002, following the same downward revision of revenue and earnings holders of our common stock, purporting to represent us, filed a series of derivative lawsuits in California state court, County of Alameda, against us as a nominal defendant and against certain of our present and former directors and officers as defendants. The lawsuits allege certain violations of the federal securities laws, including breaches of fiduciary duty and insider trading. These actions have been consolidated and are proceeding as a Consolidated Derivative Action with the caption “ESS Cases.” The derivative plaintiffs seek compensatory and other damages in an unspecified amount, disgorgement of profits, and other relief. On March 24, 2003, we filed a demurrer to the consolidated derivative complaint and moved to stay discovery in the action pending resolution of the initial pleadings in the related federal action, described above. The Court denied the demurrer but stayed discovery. That stay has since been lifted in light of the procedural progress of the federal action. No trial date has been set. The parties have reached an agreement in principle to settle the litigation in exchange for certain minor modifications of the Company’s internal policies and payment of plaintiffs’ attorneys fees not to exceed $200,000 (to be paid by defendants’ insurance carriers). The agreement in principle to settle the litigation is subject to appropriate documentation and finalization by the parties and approval by the Court. There can be no assurance that final settlement will be obtained. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $200,000 loss for the proposed settlement in the three months ended June 30, 2007, as management has determined this amount probable of payment and reasonably estimable. This estimate may change as a result of the final settlement arrangement. In addition, because recovery from the insurance carriers is probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amount of the settlement and the insurance recovery offset each other.
     On October 4, 2006, Ali Corporation (“Ali”) filed a lawsuit in Alameda County Superior Court against the company that alleged claims for breach of contract, common counts, quantum meruit, account stated and for an open book account. All of the claims arose from a Joint Development Agreement between the company and Ali, originally entered into on December 14, 2001 and subsequently amended on several occasions. Ali’s complaint sought damages in the amount of $2.5 million. The company answered Ali’s complaint and on April 6, 2007 the parties settled this matter in the course of a formal mediation. A Settlement Agreement has been executed and the matter has been dismissed pursuant to the settlement.
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
  The Strategic Transaction Committee may not be able to identify or recommend strategic alternatives on favorable terms or at all.
     In connection with the ongoing strategic review of our operations and business plan, our Board of Directors appointed its Strategic Transaction Committee, composed of independent directors, to consider strategic alternatives. There can be no assurance that the Strategic Transaction Committee will be able to identify strategic alternatives on favorable terms or at all.
  We have a history of losses and expect to continue to incur net losses in the near-term.
     We have experienced operating losses in each quarterly and annual period since the quarter ended September 30, 2004. We incurred net losses of approximately $44.1 million, $99.6 million, and $35.6 million for the fiscal years ended December 31, 2006, 2005, and 2004, respectively. We had an accumulated deficit of approximately $128.7 million as of June 30, 2007. We will need to generate significant increases in our revenues and margins to achieve and maintain profitability or significantly reduce operating expenses or both. There can be no certainty that our efforts to restructure and reduce its operating expenses will reduce or eliminate these losses; indeed, the reductions and restructuring could increase losses due to reduced revenue levels. There can be no certainty that these operating losses will not continue and consume our working capital.
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
     Our success depends to a significant degree upon the continued contributions of our top management including Robert L. Blair, our President and Chief Executive Officer (“CEO”). The loss of the services of Mr. Blair or any of our other key executives could adversely affect our business. Fred S.L. Chan, our Chairman of the Board, recently resigned, and James B. Boyd, our Chief Financial Officer, announced his intention to resign. We may not be able to retain our other key personnel and searching for key personnel replacements could divert the attention of other senior management and increase our operating expenses. We currently do not maintain any key person life insurance.
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
     Sales through our largest distributor FE Global (a Singapore-based company) were approximately 21% and 36% of our net revenues for the three months ended June 30, 2007 and 2006, respectively. FE Global is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, FE Global has rights of return for unsold products and rights to pricing allowances to compensate for rapid, unexpected price changes. Therefore, we do not recognize revenue until FE Global sells through to our end-customers. If our relationship with FE Global deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from FE Global. We may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace FE Global as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace FE Global in a timely manner, or even if a replacement were found, that the new distributor would be as effective as FE Global in generating revenue for us. The reduction, delay or cancellation of orders from FE Global or the loss of FE Global as a distributor could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from FE Global could harm our financial condition.
Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.
     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended June 30, 2007, sales to our top five end-customers across business segments (including end-customers that buy our products from our largest distributor FE Global) accounted for approximately 73% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.
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
     Substantially all of our sales are to customers (including distributors) in China, Hong Kong, Indonesia, Korea, Taiwan, and Japan. During the three months ended June 30, 2007, sales to customers in these territories were approximately 96% of our net revenues. If our sales in one of these countries or territories, such as China, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:
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
     We rely on independent foundries to manufacture all of our products. Substantially all of our products are currently manufactured by TSMC, GSMC, and other independent Asian foundries in Asia. Our reliance on these or other independent foundries involves a number of risks, including:

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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include a report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K. In order to issue our report, our management must document both the design for our internal control over financial reporting and the testing processes, including those related to new systems and programs, that support management’s evaluation and conclusion. During the course of testing our internal controls each year, we may identify deficiencies which we may not be able to remediate, document and retest in time, due to difficulties including those arising from turnover of qualified personnel, to meet the deadline for management to complete its report. Upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation, the costs of which could have a material adverse effect on our results of operations. Moreover, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 and we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. In the future, if we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
		Weighted	Shares Purchased as	of Shares That may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced	Under the
Period	Shares Purchased	Share	Programs	Programs(1)
April 1, 2007 — April 30, 2007	—	$—	—	688,000
May 1, 2007 — May 31, 2007	—	—	—	5,688,000
June 1, 2007 — June 30, 2007	—	—	—	5,688,000

Total	—	$—	—

(1)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5,000,000 shares of our common stock. During the three months ended June 30, 2007, we did not purchased any shares under this program. As of June 30, 2007, we had approximately 688,000 shares remaining available for repurchase under this program. In addition, we announced on February 16, 2007 that our Board of Directors authorized us to repurchase up to an additional 5,000,000 shares of our common stock with no stated expiration for this program. There is no stated expiration for these programs.
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

ESS TECHNOLOGY, INC. (Registrant)
Date: August 9, 2007	By:	/s/ Robert L. Blair
Robert L. Blair
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ James B. Boyd
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