Form 10-Q
period 2007-09-30
ESS TECHNOLOGY INC
filed 2007-11-09
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2007.
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
Yes ☐ No ☑
     As of November 6, 2007 the registrant had 35,547,323 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
Cash and cash equivalents	$40,723	$33,731
Short-term investments	6,789	10,264
Accounts receivable, net	9,889	9,189
Other receivables	842	1,154
Inventory	7,614	8,278
Prepaid expenses and other assets	1,077	1,764

Total current assets	66,934	64,380
Property, plant and equipment, net	13,357	16,996
Non-current deferred tax asset	6,457	—
Investment and other assets	8,659	9,052

Total assets	$95,407	$90,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$12,072	$20,404
Income tax payable and deferred income taxes	330	23,001

Total current liabilities	12,402	43,405
Non-current deferred tax liability	35,095	—

Total liabilities	47,497	43,405

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock	176,294	175,528
Accumulated other comprehensive income	433	86
Accumulated deficit	(128,817)	(128,591)

Total shareholders’ equity	47,910	47,023

Total liabilities and shareholders’ equity	$95,407	$90,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net revenues	$17,679	$23,194	$52,635	$79,146
Cost of revenues	10,817	27,219	33,732	80,095

Gross profit (loss)	6,862	(4,025)	18,903	(949)
Operating expenses:
Research and development	2,734	8,691	9,895	28,229
Selling, general and administrative	3,962	7,567	13,639	22,612
Impairment of property, plant and equipment	—	—	859	—
Gain on sale of technology and tangible assets	—	—	(10,481)	—

Operating income (loss)	166	(20,283)	4,991	(51,790)
Non-operating income, net	540	505	1,034	1,863

Income (loss) before income taxes	706	(19,778)	6,025	(49,927)
Provision for (benefit from) income taxes	800	(15,411)	2,180	(16,265)

Net income (loss)	$(94)	$(4,367)	$3,845	$(33,662)

Net income (loss) per share — basic and diluted	$(0.00)	$(0.11)	$0.11	$(0.86)

Shares used in per share calculation — basic and diluted	35,529	39,177	35,520	39,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Net income (loss)	$3,845	$(33,662)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,757	4,795
Amortization of intangible assets	—	795
Gain on sale of technology and tangible assets	(10,481)	—
Impairment of property, plant and equipment	859	—
(Gain) loss on sale of property, plant and equipment	137	(241)
Loss on equity investments	643	534
Stock-based compensation	750	3,441
Changes in assets and liabilities:
Accounts receivable, net	(700)	(299)
Other receivables	312	3,656
Inventory	664	(4,255)
Prepaid expenses and other assets	680	1,909
Accounts payable and accrued expenses	(8,332)	(12,096)
Income tax payable and deferred income taxes	1,889	(18,048)

Net cash used in operating activities	(6,977)	(53,471)

Cash flows from investing activities:
Purchase of property, plant and equipment	(426)	(1,852)
Sale of property, plant and equipment	41	241
Purchase of short-term investments	(4,763)	(13,154)
Maturities and sales of short-term investments	8,250	33,365
Purchase of long-term investments	(500)	—
Purchase of intangible assets	—	(458)
Sale of technology and tangible assets	11,351	—

Net cash provided by investing activities	13,953	18,142

Cash flows from financing activities:
Repurchase of common stock	—	(1,609)
Issuance of common stock under employee stock purchase plan and stock option plans	16	210

Net cash provided (used) in financing activities	16	(1,399)

Net increase (decrease) in cash and cash equivalents	6,992	(36,728)
Cash and cash equivalents at beginning of period	33,731	68,630

Cash and cash equivalents at end of period	$40,723	$31,902

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$2,363
Cash refund for income taxes	$—	$698
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
     In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips drive digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in recordable DVD players, modems, other communication devices and PC audio products. On September 18, 2006 we announced an ongoing strategic review of our operations and business plan. In connection with this strategic review, on November 3, 2006, we licensed to Hangzhou Silan Microelectronics Co., Ltd. (“Silan”) the development, manufacture and sale of our next generation standard definition DVD chips, the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our standard definition DVD technology. On February 16, 2007, we sold to Silicon Integrated Systems Corporation and its affiliates (“SiS”) our tangible and intangible assets relating to the development of high definition DVD chips based on next generation blue laser technology. Also, in connection with this restructuring strategy, during the first quarter of 2007 we substantially terminated the production and sale of our camera phone image sensors, which were the only remaining products of our Digital Imaging segment. We plan to license our image sensor patents in exchange for royalties, but we will no longer sell imaging sensor semiconductor chips. We continue to design, develop and market highly integrated analog and digital processor chips and digital amplifiers including standard definition DVD products primarily for the Korean market and digital audio players and digital media players for all markets. We are now concentrating on standard definition DVD and evaluating opportunities to develop profitable operations.
     Our strategy is to focus on the design and development of our chip products while outsourcing all of our chip fabrication, assembly, and test operations. All of our products are manufactured, assembled and tested by independent third parties primarily in Asia. We market our products worldwide through our direct sales force, distributors and sales representatives. Substantially all of our sales are to distributors, direct customers and end-customers in China, Hong Kong, Taiwan, Japan, Korea, Indonesia and Singapore. We employ sales and support personnel located outside of the United States in China, Hong Kong, Taiwan and Korea to support these international sales efforts. We expect that international sales will continue to represent a significant portion of our net revenues. We also have a number of employees engaged in research and development efforts outside of the United States. There are special risks associated with conducting business outside of the United States.
     For the years ended December 31, 2006 and 2005 and the nine months ended September 30, 2007, we incurred significant operating losses and negative cash flows. We believe that we have the cash resources to fund our operations for at least the next twelve months. The semiconductor industry in which we operate is characterized by rapid technological advances, short product lives and significant price reductions. If we are unable to meet these challenges, then we will not achieve profitable operations. We may determine that we require additional capital to achieve our current or future business objectives. There can be no assurances that such capital will be available or available on terms that are acceptable to us, which could adversely affect our financial position, results of operations or cash flows.
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

NOTE 3. SALE OF TECHNOLOGY AND TANGIBLE ASSETS
     On February 16, 2007, we entered into asset purchase agreements with SiS, pursuant to which we transferred employees, sold certain tangible assets, and sold and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for aggregate proceeds of approximately $13.5 million. Of this amount, $9.5 million was received during the first quarter of 2007, and $2.0 million was received during the second quarter of 2007. The remaining $2.0 million is to be paid on or about August 16, 2008 subject to adjustment upon settlement of any escrow claims by SiS. The gain recognized in the nine months ended September 30, 2007 includes the proceeds received, net of the book value of assets sold of $870,000 and certain transaction expenses related to the sale to SiS amounting to $149,000. We have not recognized any revenue related to HD-DVD or Blu-ray DVD products in any period.
NOTE 4. STOCK-BASED COMPENSATION
     Stock-based compensation for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Stock-based compensation expense by type of award:
Employee stock options:
Cost of revenues	$5	$46	$23	$176
Research and development	90	444	309	1,646
Selling, general and administrative	64	365	390	1,478
Employee stock purchase plan:
Selling, general and administrative	3	40	28	141

Total stock-based compensation	$162	$895	$750	$3,441

     During the three and nine months ended September 30, 2007, we granted approximately 128,000 and 212,200 stock options with an estimated total grant-date fair value of $73,000 and $119,000, respectively. During the three and nine months ended September 30, 2006, we granted approximately 89,000 and 231,000 stock options with an estimated total grant-date fair value of $85,000 and $328,000, respectively. As of September 30, 2007, unrecognized stock-based compensation cost related to stock options was $409,000, which will be recorded as compensation expense over an estimated weighted average period of one year.
     No stock-based compensation was capitalized as inventory at September 30, 2007 and 2006.
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

     Stock-based compensation expense recognized in the consolidated statement of operations for the three months and nine months ended September 30, 2007 and 2006 included compensation expense for stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeitures rate was determined based upon historical forfeitures.
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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock option plans:
Expected life (in years)	3.2	4.0	3.2	4.0
Expected stock price volatility	59%	70%	62%	71%
Risk-free interest rate	4.0%	4.8%	4.3%	4.6%
Expected dividend yield	0%	0%	0%	0%
Stock purchase plan:
Expected life (in years)	0.5	0.5	0.5	0.5
Expected stock price volatility	65%	72%	65%	72%
Risk-free interest rate	5.1%	5.0%	5.1%	5.0%
Expected dividend yield	0%	0%	0%	0%
     We have several equity incentive plans that are intended to attract and retain qualified management, technical and other employees, and to align stockholder and employee interests. These equity incentive plans provide that non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Through September 30, 2007, we have only granted stock options under our various plans. These stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of our common stock at the grant date.

Combined Activity
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted
		Weighted	Average
	Options	Average	Contractual
	Outstanding	Exercise Price	Term
		(In years)
Balances at January 1, 2006	9,753	$5.51
Granted	293	2.33
Exercised	(6)	2.66
Forfeited	(1,123)	4.82
Expired	(1,630)	5.86

Balances at December 31, 2006	7,287	$5.40
Granted	212	1.23
Forfeited	(359)	4.84
Expired	(2,489)	5.28

Balances at September 30, 2007	4,651	$5.32

Fully vested and exercisable at September 30, 2007	4,078	$5.63	5.79
Expected at September 30, 2007 to vest in the future	534	$3.11	8.48
     At September 30, 2007, we had an aggregate of 2,045,000 options available to grant. The aggregate intrinsic value of options vested and expected at September 30, 2007 to vest in the future, based on our closing stock price of $1.34 as of September 28, 2007, was approximately $44,900.
     The weighted average grant date fair values of options, as determined under SFAS No. 123(R), granted during the three months ended September 30, 2007 and 2006 were $0.57 and $0.95 per share, respectively, and during the nine months ended September 30, 2007 and 2006 were $0.56 and $1.69 per share, respectively. For the three and nine months ended September 30, 2007, there were no options exercised and no tax benefits realized. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0 and $17,000, respectively, and there were no tax benefits realized.
     We settle employee stock option exercises with newly issued common shares.
NOTE 5. BALANCE SHEET COMPONENTS

	September 30,	December 31,
	2007	2006
	(In thousands)
Cash and cash equivalents:
Cash and money market accounts	$25,499	$20,137
U.S. government agency and corporate debt securities	15,224	13,594

	$40,723	$33,731

Short-term investments:
U.S. government agency and corporate debt securities	$6,798	$10,285
Unrealized loss on marketable securities, net	(9)	(21)

	$6,789	$10,264

Accounts receivable, net:
Accounts receivable	$10,199	$9,465
Less: Allowance for doubtful accounts	(310)	(276)

	$9,889	$9,189

Other receivables:
Insurance	772	966
Other	70	188

	$842	$1,154

Inventory:
Raw materials	$843	$1,210
Work-in-process	3,549	758
Finished goods	3,222	6,310

	$7,614	$8,278

     During the three and nine months ended September 30, 2007, there was $2.7 million and $11.3 million of net inventory reserve release from the sale of products that had been previously reserved, respectively. During the three and nine months ended September 30, 2006, there was a net inventory reserve charge of $3.2 million and $2.6 million, respectively.

	September 30,	December 31,
	2007	2006
	(In thousands)
Prepaid expenses and other assets:
Prepaid insurance	$485	$527
Prepaid maintenance	222	327
Prepaid royalty	210	713
Other	160	197

	$1,077	$1,764

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	23,873	24,679
Machinery and equipment	35,176	37,260
Furniture and fixtures	22,349	23,607

	84,258	88,406
Less: Accumulated depreciation and amortization	(70,901)	(71,410)

	$13,357	$16,996

Other assets:
Investments — Best Elite	$6,857	$7,000
Investments — other	1,679	1,344
Other	123	708

	$8,659	$9,052

Accounts payable and accrued expenses:
Accounts payable	$5,106	$6,167
Accrued compensation costs	2,179	6,057
Accrued legal and professional fees	1,228	1,371
Accrued commission and royalties	525	281
Deferred revenue related to distributor sales, net of deferred cost of goods sold	393	216
Non-cancelable, adverse purchase order commitments	883	3,077
Deposit from SiS	—	1,500
Other accrued liabilities	1,758	1,735

	$12,072	$20,404

NOTE 6. WARRANTY
     We include warranty in other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of product revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty accrual, we also provide specific warranty amounts for certain parts if there are potential warranty issues. The following table summarizes the activity in the product warranty accrual for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Beginning balance	$223	$359	$254	$506
Release during the period	(9)	(28)	(37)	(10)
Settlements made during the period	(2)	(40)	(5)	(205)

Ending balance	$212	$291	$212	$291

NOTE 7. MARKETABLE SECURITIES

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2007	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$12,389	$—	$—	$12,389
Corporate debt securities	20,770	3	(11)	20,762
Corporate equity securities	1,233	441	—	1,674
U.S. government agency bonds	1,249	—	—	1,249

Total available-for-sale	$35,641	$444	$(11)	$36,074

Classified as:
Cash equivalents				$27,613
Short-term marketable securities				6,787
Long-term marketable securities				1,674

				$36,074

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	(Loss)	Value
	(In thousands)
Money market accounts	$3,363	$—	$—	$3,363
Corporate debt securities	17,203	2	(3)	17,202
Corporate equity securities	1,233	111	—	1,344
U.S. government agency bonds	6,676	1	(21)	6,656

Total available-for-sale	$28,475	$114	$(24)	$28,565

Classified as:
Cash equivalents				$16,957
Short-term marketable securities				10,264
Long-term marketable securities				1,344

				$28,565

     The contractual maturities of our investments in corporate debt securities and U.S. government agency bonds classified as available-for-sale as of September 30, 2007, regardless of the consolidated balance sheet classification are as follows:

September 30, 2007	Estimated Fair Value
(In thousands)
Maturing in 90 days or less	$15,224
Maturing between 90 days and one year	4,985
Maturing in more than one year	1,802

Total available-for-sale debt securities	$22,011

     Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs.
NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)
     The following table reconciles net income (loss) to total comprehensive loss for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income (loss)	$(94)	$(4,367)	$3,845	$(33,662)
Change in unrealized gain (loss) on marketable securities and long-term investments	433	130	348	(275)

Total comprehensive income (loss)	$339	$(4,237)	$4,193	$(33,937)

NOTE 9. NON-OPERATING INCOME, NET
     The following table lists the major components of non-operating income, net, for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Interest income	$531	$499	1,451	$2,196
Impairment of investments	—	—	(643)	(534)
Other	9	6	226	201

Total non-operating income, net	$540	$505	$1,034	$1,863

NOTE 10. INCOME TAXES
     We recorded income tax expense of $0.8 million for the three months ended September 30, 2007 and a $15.4 million tax benefit for the three months ended September 30, 2006. We recorded income tax expense of $2.2 million for the nine months ended September 30, 2007 and a $16.3 million tax benefit for the nine months ended September 30, 2006. The tax expenses for both three and nine months ended September 30, 2007 were higher than the pre-tax income at the federal statutory rate of 35% primarily due to the accrual of interest on uncertain tax balances offset, in part, by foreign income subject to lower statutory tax rates.
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
     The total amount of unrecognized tax benefits and related interest as of January 1, 2007 was $81.1 million, which included $77.0 million of unrecognized tax benefits and $4.1 million of related interest. If recognized, approximately $27.4 million would be recorded as an income tax benefit. Of that amount, $23.3 million is related to uncertain tax position and $4.1 million as related interest. The uncertain tax position has decreased $0.1 million during the nine months ended September 30, 2007 to $76.9 million and $23.2 million, respectively. We do not believe that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.
     Estimated interest related to the underpayment of income taxes is classified as a component of the provision for income taxes in the Consolidated Statement of Operations and totaled $1.6 million for the nine months ended September 30, 2007. Accrued interest was $5.7 million as of September 30, 2007. We do not believe that we will be subject to tax penalties as it relates to the aforementioned FIN 48 liabilities.
     Our only major tax jurisdictions are the United States, California, and Hong Kong. The tax years after 2002 remain open and subject to examination by the appropriate governmental agencies in the U.S. and California, and for tax years after 1998 for Hong Kong.
NOTE 11. NET INCOME (LOSS) PER SHARE
     For the nine months ended September 30, 2007, all of our stock options were anti-dilutive. As we incurred net losses for the three months ended September 30, 2007 and 2006, the effect of dilutive securities (in-the-money stock options) of approximately 7,700 equivalent shares and 26,000 equivalent shares, respectively, have been excluded from the calculation of dilutive net income (loss) per share because they were anti-dilutive. As we incurred net losses for the nine months ended September 30, 2006, the effect of dilutive securities (in-the-money stock options) of approximately 28,000 equivalent shares have been excluded from the calculation of dilutive net income (loss) per share because they were anti-dilutive.
     For the three months and nine months ended September 30, 2007, there were options to purchase approximately 4.3 million and 5.6 million shares, respectively, with exercise prices greater than the average market value of such common stock. For the three months and nine months ended September 30, 2006, there were options to purchase approximately 8.9 million and 9.3 million shares of our common stock, respectively, with exercise prices greater than the average market value of such common stock. These options were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive.

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
     The following table summarizes the percentages of revenues by major product category for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Video Business:
DVD	85%	76%	81%	68%
VCD	6%	15%	7%	19%
License & royalty	—	—	2%	—
Other	9%	9%	10%	7%

Total Video Business	100%	100%	100%	94%
Digital Imaging Business	—	—	—	6%

Total	100%	100%	100%	100%

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
     We evaluate operating segment performance based on net revenues and operating income (loss) of our segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies in our Annual Report on Form 10-K. Information about reported segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Segment net revenues:
Video	$17,661	$23,232	$52,479	$74,626
Digital Imaging	18	(38)	156	4,520

Total net revenues	$17,679	$23,194	$52,635	$79,146

Segment operating income (loss):
Video	$2,610	$(14,356)	$15,203	$(31,625)
Digital Imaging	(115)	(2,524)	(2,171)	(10,473)

Total segment operating income (loss)	2,495	(16,880)	13,032	(42,098)
Unallocated corporate expenses	(2,329)	(3,403)	(8,041)	(9,692)

Operating income (loss)	$166	$(20,283)	$4,991	$(51,790)

Significant Customers and Distributor
     We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. FE Global (China) Limited (“FE Global”) was our largest distributor. As previously announced, on August 31, 2007, our distribution agreement with FE Global was terminated. On August 31, 2007 we signed a new distribution agreement with CKD (Hong Kong) High Tech Company Limited (“CKD”) who will perform similar functions as those previously provided by FE Global. We work directly with many of our customers in Hong Kong and China on product design and development. Whenever one of these customers buys our products, however, the order is processed through our distributor, which functions much like a trading company. Our distributor manages the order processing, arranges shipment into China and Hong Kong, manages the letters of credit, and provides credit and collection expertise and services. The title and risk of loss for the inventory are transferred to the distributor upon shipment of inventory and the distributor is legally responsible to pay our invoices regardless of when the inventories are sold to end-customers. Revenues on sales to FE Global and CKD are deferred until the products are subsequently sold to end-customers.
     The following table sets forth customers representing greater than 10% of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
FE Global	12%	30%	24%	31%
Samsung Electronics Company	39%	17%	31%	13%
LG International Corporation	18%	19%	15%	16%
Weiking Industrial Company, Ltd.	11%	—	11%	—
Silan	—	10%	—	12%
Universe Electron Corporation	—	—	—	10%
     Customers representing greater than 10% of gross accounts receivable were:

	September 30,	December 31,
	2007	2006
FE Global	—	27%
Samsung Electronics Company	38%	14%
LG International Corporation	34%	20%
Weiking Industrial Company, Ltd.	12%	—
Universe Electron Corporation	—	11%
NOTE 13. COMMITMENTS AND CONTINGENCIES
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of September 30, 2007:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$618	$618	—	—	—
Purchase obligations	10,916	10,916	—	—	—

Total	$11,534	$11,534	—	—	—

     As of September 30, 2007, our commitments to purchase inventory from the third-party contractors aggregated approximately $6.3 million of which approximately $0.9 million was non-cancelable purchase order commitments that we have recorded as accrued expenses. Additionally, as of September 30, 2007, commitments for services, license and other operating supplies totaled $4.6 million.
     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.

     The total rent expense under all operating leases was approximately $99,000 and $369,000 for the three months ended September 30, 2007 and 2006, respectively. The total rent expense under all operating leases was approximately $934,000 and $1,038,000 for the nine months ended September 30, 2007 and 2006, respectively.
     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of September 30, 2007.
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
     As discussed in Note 10 — Income Taxes, we adopted the provisions of FIN 48 on January 1, 2007. At September 30, 2007 we had a liability for unrecognized tax benefits and accrual for the payment of related interest and penalties totaling $35.1 million of which none is expected to be paid within the next 12 months. The Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.
Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated under the caption “In re ESS Technology Securities Litigation.” The plaintiffs sought unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. Trial was tentatively set for January 2008. On November 12, 2006, the parties attended a mediation at which they agreed to settle the litigation for $3.5 million (to be paid by defendants’ insurance carriers), subject to appropriate documentation by the parties and approval by the Court. The Stipulation of Settlement and Release was filed with the Court on April 30, 2007. On May 8, 2007, the Court issued an order preliminarily approving the settlement and providing for class notice. At a fairness hearing on July 27, 2007, having received no objections to the settlement and no requests for exclusion, the Court entered a Final Judgment and Order of Dismissal With Prejudice as to all defendants. The time for appeal from the Final Judgment and Order of Dismissal With Prejudice has now passed. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $3.5 million loss for the settlement in the nine months ended September 30, 2007. In addition, a receivable from our insurance carriers was also recorded for the same amount, plus recoverable legal fees. Accordingly, there is no impact to the statement of operations because the amount of the settlement, including legal expenses, and the insurance recovery offset each other. The settlement was completed during the quarter ended September 30, 2007.
     On September 12, 2002, following the same downward revision of revenue and earnings holders of our common stock, purporting to represent us, filed a series of derivative lawsuits in California state court, County of Alameda, against us as a nominal defendant and against certain of our present and former directors and officers as defendants. The lawsuits alleged certain violations of the federal securities laws, including breaches of fiduciary duty and insider trading. These actions were consolidated as a Consolidated Derivative Action with the caption “ESS Cases.” The derivative plaintiffs sought compensatory and other damages in an unspecified amount, disgorgement of profits, and other relief. On March 24, 2003, we filed a demurrer to the consolidated derivative complaint and moved to stay discovery in the action pending resolution of the initial pleadings in the related federal action, described above. The Court denied the demurrer but stayed discovery. That stay was then lifted in light of the procedural progress of the federal action. The parties reached an agreement in principle to settle the litigation in exchange for certain minor modifications of the Company’s internal policies and payment of plaintiffs’ attorneys fees not to exceed $200,000 (to be paid by defendants’ insurance carriers). The agreement in principle to settle the litigation was then documented and finalized by the parties and submitted to the Court for approval. On October 1, 2007, the Stipulation and Agreement of Settlement became binding upon the Court’s entry of a final Judgment of Dismissal with prejudice as to all defendants in the action, subject to appeal as required by applicable state law. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $200,000 loss for the proposed settlement in the nine months ended September 30, 2007, as management has determined this amount probable of payment and reasonably estimable. In addition, because recovery from the insurance carriers is probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amount of the settlement and the insurance recovery offset each other.
     On October 4, 2006, Ali Corporation (“Ali”) filed a lawsuit in Alameda County Superior Court against the company that alleged claims for breach of contract, common counts, quantum meruit, account stated and for an open book account. All of the claims arose from a Joint Development Agreement between the company and Ali, originally entered into on December 14, 2001 and subsequently amended on several occasions. Ali’s complaint sought damages in the amount of $2.5 million. The company answered Ali’s complaint and on April 6, 2007 the parties settled this matter in the course of a formal mediation. A Settlement Agreement has been executed whereby the Company has settled the case by paying $1.7 million to Ali, which had been previously accrued for, and the matter has been dismissed pursuant to the settlement.
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

NOTE 15. SUBSEQUENT EVENTS
     On October 26, 2007, we entered into an Agreement of Purchase and Sale (the “Agreement”) with TC Fund Property Acquisitions, Inc. (“TC Fund”) to sell our corporate campus located in Fremont. Pursuant to the terms of the Agreement, we agreed to sell, subject to certain conditions, real property assets located at 48401 Fremont Boulevard, 48461 Fremont Boulevard and 48481 Fremont Boulevard in Fremont, California and TC Fund agreed to purchase such real property assets for an aggregate amount of $26,300,000, subject to certain conditions including a 30-day due diligence approval period. During this 30-day period, TC Fund may choose to terminate the agreement and its obligation to purchase the real property assets from ESS. Escrow is planned to close in December and we intend to lease back a section of the building for six months before moving to other facilities.
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
Recent Accounting Pronouncements
     See Note 14, “Recent Accounting Pronouncements,” to our condensed consolidated financial statements for disclosure of the recently issued accounting pronouncements that may impact our financial statements in the future.
EXECUTIVE OVERVIEW
     We were incorporated in California in 1984 and became a public company in 1995. We have historically operated in two primary business segments, Video and Digital Imaging, both in the semiconductor industry serving the consumer electronics and digital media marketplace.
     In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips drive digital video and audio devices, including DVD, Video CD (“VCD”), consumer digital audio players, and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in recordable DVD players, modems, other communication devices, and PC audio products. On September 18, 2006 we announced an ongoing strategic review of our operations and business plan. In connection with this strategic review, on November 3, 2006, we licensed to Hangzhou Silan Microelectronics Co., Ltd. (“Silan”) the development, manufacture and sale of our next generation standard definition DVD chips, the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our standard definition DVD technology. On February 16, 2007, we sold to Silicon Integrated Systems Corporation and its affiliates (“SiS”) our tangible and intangible assets relating to the development of high definition DVD chips based on next generation blue laser technology. Also in connection with this restructuring strategy, during the first quarter of 2007 we substantially terminated the production and sale of our camera phone image sensors, which were the only remaining products of our Digital Imaging segment. We plan to license our image sensor patents in exchange for royalties, but we will no longer sell imaging sensor semiconductor chips. We continue to design, develop and market highly integrated analog and digital processor chips and digital amplifiers including standard definition DVD products primarily for the Korean market and digital audio players and digital media players for all markets. We are now concentrating on standard definition DVD and evaluating opportunities to develop profitable operations. Our strategy is to focus on the design and development of our chip product while outsourcing all of our chip fabrication, assembly, and test operations.
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

     Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting FIN No. 48 was an increase of $4.1 million in interest recorded as a credit to tax liabilities and an increase to the January 1, 2007 accumulated deficit balance. Upon adoption, the tax liability at January 1, 2007 was $33.6 million, which includes $24.1 million that was reclassified from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet. The total amount of unrecognized tax benefits and related interest as of January 1, 2007 was $81.1 million, which included $77.0 million of recognized tax benefits and $4.1 million of related interest. If recognized, approximately $27.4 million would be recorded as an income tax benefit. Of that amount, $23.3 million is related to uncertain tax position and $4.1 million as related interest. The uncertain tax position has decreased $0.1 million during the nine months ended September 30, 2007 to $76.9 million and $23.2 million, respectively.
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
Recent Developments
     On October 26, 2007, we entered into an Agreement of Purchase and Sale (the “Agreement”) with TC Fund Property Acquisitions, Inc. (“TC Fund”) to sell our corporate campus located in Fremont. Pursuant to the terms of the Agreement, we agreed to sell, subject to certain conditions, real property assets located at 48401 Fremont Boulevard, 48461 Fremont Boulevard and 48481 Fremont Boulevard in Fremont, California and TC Fund agreed to purchase such real property assets for an aggregate amount of $26,300,000, subject to certain conditions including a 30-day due diligence approval period. During this 30-day period, TC Fund may choose to terminate the agreement and its obligation to purchase the real property assets from ESS. Escrow is planned to close in December and we intend to lease back a section of the building for six months before moving to other facilities.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
     The following table sets forth certain operating data as a percentage of net revenues:

	Three Months Ended September 30,
	2007		2006
	(In thousands, except percentage data)
Net revenues	$17,679	100.0%	$23,194	100.0%
Cost of revenues	10,817	61.2	27,219	117.4

Gross profit (loss)	6,862	38.8	(4,025)	(17.4)
Operating expenses:
Research and development	2,734	15.5	8,691	37.5
Selling, general and administrative	3,962	22.4	7,567	32.6

Operating income (loss)	166	0.9	(20,283)	(87.5)
Non-operating income, net	540	3.1	505	2.2

Income (loss) before income taxes	706	4.0	(19,778)	(85.3)
Provision for (benefit from) income taxes	800	4.5	(15,411)	(66.4)

Net loss	$(94)	(0.5)	$(4,367)	(18.9)%

Net Revenues
     Net revenues were $17.7 million for the three months ended September 30, 2007, a decrease of $5.5 million, or 23.7%, compared to $23.2 million for the three months ended September 30, 2006, due to decreased revenues in all video product categories.

     The following table summarizes percentage of net revenues by our two business segments and their major product categories:

	Three Months Ended September 30,
	2007	2006
Video Business:
DVD	85%	76%
VCD	6%	15%
License & royalty	—	—
Other	9%	9%

Total Video Business	100%	100%
Digital Imaging Business	—	—

Total	100%	100%

     Video business revenues included revenues from DVD and VCD products, license and royalty payments for technology, and other products.
     DVD revenue consists of revenue from sales of DVD player chip and recordable chips, which includes integrated encoder and decoder. DVD revenue was $15.0 million for the three months ended September 30, 2007, a decrease of $2.8 million, or 15.7%, from revenue of $17.8 million for the three months ended September 30, 2006, primarily due to lower sales volume and overall average selling price (“ASP”). For the three months ended September 30, 2007, sales volume decreased 4.4% and ASP decreased by 12.4% from the three months ended September 30, 2006. We sold approximately 4.3 million units and 4.5 million units for the three months ended September 30, 2007 and 2006, respectively. Lower DVD revenue was a result of our previously discussed reorganization and competitive pressure. We expect DVD revenue will decrease marginally for the remainder of 2007 due to seasonality.
     VCD revenue includes revenue from sales of VCD chips. VCD revenue was $1.0 million for the three months ended September 30, 2007, a decrease of $2.4 million, or 70.6%, from revenue of $3.4 million for the three months ended September 30, 2006, primarily due to lower overall sales volume, and partially offset by higher ASP. For the three months ended September 30, 2007, unit sales decreased by 82.8% while ASP increased by 91.5% from the three months ended September 30, 2006. We sold approximately 0.5 million units and 2.9 million units for the three months ended September 30, 2007 and 2006, respectively. Lower VCD revenue was due to the replacement of the VCD market with lower priced DVD units. In addition, in 2006, we licensed to Silan the right to manufacture and market our VCD technology to customers in China and India. Silan recently started shipping a new integrated version, utilizing Silan’s front-end optical controller and ESS’s back-end video processor VCD chip for which they will pay ESS a royalty. We expect VCD volumes will increase marginally with ASP remaining flat for the remainder 2007.
     Other revenue includes revenue from legacy products which includes sales of PC Audio, communication, consumer digital media and miscellaneous chips. Other revenue was $1.6 million for the three months ended September 30, 2007, a decrease of $0.5 million, or 23.8%, from revenue of $2.1 million for the three months ended September 30, 2006 primarily due to lower overall ASP. For the three months ended September 30, 2007, ASP decreased by 32.8% from the three months ended September 30, 2006.
     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital Imaging revenue was $18,000 for the three months ended September 30, 2007. There was no shipment of Digital Imaging products for the three months ended September 30, 2006. During the first quarter of 2007, we reduced operations of our camera phone image sensor business and no longer design, develop and market imaging sensor chips.
     International revenue accounted for almost all of net revenues for the three months ended September 30, 2007 and 2006. Our international sales are denominated in U.S. dollars.
Gross Profit
     Gross profit was $6.9 million, or 38.8% of net revenues, for the three months ended September 30, 2007, compared to $4.0 million gross loss, or (17.4%) of net revenues, for the three months ended September 30, 2006. The increase in gross margin was due primarily to the increased sales of our low cost Phoenix I family of DVD products that had higher margins and also a $2.7 million net inventory reserve release, from the sale of products that had been previously reserved, compared to a $3.2 million net inventory reserve charge for the three months ended September 30, 2006. Additionally, there was a decrease of $1.6 million in royalty expense for the three months ended September 30, 2007 compared to the same period in 2006 because royalties are no longer required on shipments of our older Vibratto II products.

Research and Development Expenses
     Research and development expenses were $2.7 million, or 15.5% of net revenues, for the three months ended September 30, 2007 compared to $8.7 million, or 37.5% of net revenues, for the three months ended September 30, 2006. The $6.0 million, or 69.0%, decrease in research and development for the three months ended September 30, 2007 was primarily due to the strategic review announced previously and comprised of the followings: $3.1 million decrease in salaries and fringe benefits, $0.6 decrease in accrued bonus, $0.4 million decrease in stock-based compensation expense under SFAS No. 123(R), $0.6 million decrease in depreciation, $0.3 million decrease in facility related expenses, $0.2 million decrease in engineering test materials and operating supplies, $0.2 million decrease in hardware and software maintenance, and $0.1 million decrease in consulting and outside services.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $4.0 million, or 22.6% of net revenues, for the three months ended September 30, 2007 compared to $7.6 million, or 32.6% of net revenues, for the three months ended September 30, 2006. The $3.6 million, or 47.4%, decrease in selling, general and administrative expenses for the three month ended September 30, 2007 was primarily due to the strategic review announced previously and comprised of the followings: $2.7 million decrease in salaries and fringe benefits, $0.3 million decrease in stock-based compensation expense under SFAS No. 123(R), $0.3 million decrease in legal and professional fees, $0.3 million decrease in facility related expenses, and $0.2 million decrease in tax and insurance expense, partially offset by a slight increase in bad debt reserves of $0.1 million.
Non-operating Income, Net
     Net non-operating income was $0.5 million for each of the three months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, net non-operating income mainly consisted of interest income.
Provision for (Benefit from) Income Taxes
     Our income tax expense was $0.8 million for the three months ended September 30, 2007. The tax expense for the current quarter was primarily the result of foreign taxes and interest accrued on uncertain tax balances. The tax provision for the three months ended September 30, 2007 includes interest of $0.6 million on income tax liabilities.
     We recorded an income tax benefit of $15.4 million for the three months ended September 30, 2006. The tax benefit for the quarter was higher than the pre-tax loss at the federal statutory rate of 35% primarily due a favorable tax adjustment of $14.9 million from the release of contingencies where there was an expiration of statutes of limitations during the quarter offset, in part, by foreign taxes and losses in jurisdictions for which no tax benefit was recorded.
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
     The following table sets forth certain operating data as a percentage of net revenues:

	Nine Months Ended September 30,
	2007		2006
	(In thousands, except percentage data)
Net revenues	$52,635	100.0%	$79,146	100.0%
Cost of revenues	33,732	64.1	80,095	101.2

Gross profit (loss)	18,903	35.9	(949)	(1.2)
Operating expenses:
Research and development	9,895	18.8	28,229	35.7
Selling, general and administrative	13,639	25.9	22,612	28.6
Impairment of property, plant and equipment	859	1.6	—	n/a
Gain on sale of technology and tangible assets	(10,481)	(19.9)	—	n/a

Operating income (loss)	4,991	9.5	(51,790)	(65.5)
Non-operating income, net	1,034	2.0	1,863	2.4

Income (loss) before income taxes	6,025	11.5	(49,927)	(63.1)
Provision for (benefit from) income taxes	2,180	4.1	(16,265)	(20.6)

Net income (loss)	$3,845	7.4%	$(33,662)	(42.5)%

Net Revenues
     Net revenues were $52.6 million for the nine months ended September 30, 2007, a decrease of $26.5 million, or 33.5%, compared to $79.1 million, for the nine months ended September 30, 2006, due to decreased revenues in all product categories in both of our business segments, except sales of legacy video products. The nine months ended September 30, 2007 included $0.8 million in license revenue from Silan for DVD technology.
     The following table summarizes percentage of net revenues by our two business segments and their major product categories:

	Nine Months Ended September 30,
	2007	2006
Video Business:
DVD	81%	68%
VCD	7%	19%
License & royalty	2%	0%
Other	10%	7%

Total Video Business	100%	94%
Digital Imaging Business	—	6%

Total	100%	100%

     Video business revenues included revenues from DVD and VCD products, license and royalty payments for technology, and other products.
     DVD revenue consists of revenue from sales of DVD player chip and recordable chips, which includes integrated encoder and decoder. DVD revenue was $42.4 million for the nine months ended September 30, 2007, a decrease of $12.1 million, or 22.2%, from revenue of $54.5 million for the nine months ended September 30, 2006, primarily due to lower overall ASP and sales volume. For the nine months ended September 30, 2007, ASP decreased by 18.3% and sales volume decreased by 5.3% from the nine months ended September 30, 2006. We sold approximately 12.4 million units and 13.1 million units for the nine months ended September 30, 2007 and 2006, respectively. Lower DVD revenue was a result of our previously discussed reorganization and competitive pressure. We expect DVD revenue will decrease marginally for the remainder of 2007 due to seasonality.
     VCD revenue includes revenue from sales of VCD chips. VCD revenue was $3.8 million for the nine months ended September 30, 2007, a decrease of $11.3 million, or 74.8%, from revenue of $15.1 million for the nine months ended September 30, 2006, primarily due to lower overall sales volume, and partially offset by higher ASP. For the nine months ended September 30, 2007, unit sales decreased by 84.0% while ASP increased by 56.2% from the nine months ended September 30, 2006. We sold approximately 2.0 million units and 12.4 million units for the nine months ended September 30, 2007 and 2006, respectively. Lower VCD revenue was due to the replacement of the VCD market with lower priced DVD units. In addition, in 2006, we licensed to Silan the right to manufacture and market our VCD technology to customers in China and India. Silan recently started shipping a new integrated version, utilizing Silan’s front-end optical controller and ESS’s back-end video processor VCD chip for which they will pay ESS a royalty. We expect VCD volumes will increase marginally with ASP remaining flat for the remainder of 2007.
     License and royalty revenue consists of payments from Silan to whom we licensed the right to produce and distribute our next-generation standard definition DVD chips. The license and royalty revenue was $0.8 million for the nine months ended September 30, 2007. There was no license or royalty revenue for the nine months ended September 30, 2006.
     Other revenue includes revenue from legacy products which includes sales of PC Audio, communication, consumer digital media and miscellaneous chips. Other revenue was $5.5 million for the nine months ended September 30, 2007, an increase of $0.5 million, or 10.0%, from revenue of $5.0 million for the nine months ended September 30, 2006 primarily due to higher sales volume. For the nine months ended September 30, 2007, unit sales increased by 62.5% from the nine months ended September 30, 2006. We sold approximately 1.3 million units and 0.8 million units for the nine months ended September 30, 2007 and 2006, respectively.

     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips. Digital Imaging revenue was $156,000 for the nine months ended September 30, 2007, a decrease of about $4.4 million, or 95.6%, from revenue of $4.5 million for the nine months ended September 30, 2006. During the first quarter 2007, we reduced operations of our camera phone image sensor business and no longer design, develop and market imaging sensor chips.
     International revenue accounted for almost all of net revenues for the nine months ended September 30, 2007 and 2006. Our international sales are denominated in U.S. dollars.
Gross Profit
     Gross profit was $18.9 million, or 35.9% of net revenues, for the nine months ended September 30, 2007, compared to $1.0 million gross loss, or (1.2%) of net revenues, for the nine months ended September 30, 2006. Results for the nine months ended September 30, 2007 included a net $11.3 million inventory reserve release, compared to $2.6 million net inventory reserve charge for the nine months ended September 30, 2006. Additionally, there was a decline of $4.1 million in royalty and amortization expenses for the nine months ended September 30, 2007 compared to the same period in 2006 due primarily to a decrease in profit sharing royalty expenses related to our older Vibratto II products and the amortization of intangible assets related to prior acquisitions as they became fully amortized during 2006.
Research and Development Expenses
     Research and development expenses were $9.9 million, or 18.8% of net revenues, for the nine months ended September 30, 2007 compared to $28.2 million, or 35.7% of net revenues, for the nine months ended September 30, 2006. The $18.3 million, or 64.9%, decrease in research and development for the nine months ended September 30, 2007 was primarily due to the strategic review announced previously and comprised of the followings: $8.2 million decrease in salaries and fringe benefits, $1.7 million decrease in accrued bonus, $1.3 million decrease in stock-based compensation expense under SFAS No. 123(R), $2.0 million decrease in engineering test materials and operating supplies, $1.6 million decrease depreciation, $1.0 million decrease in mask sets, $0.7 million in facility related expenses , $0.6 million decrease in hardware and software maintenance, and $0.2 million decrease in travel and entertainment.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $13.6 million, or 25.9% of net revenues, for the nine months ended September 30, 2007 compared to $22.6 million, or 28.6% of net revenues, for the nine months ended September 30, 2006. The $9.0 million, or 39.8%, decrease in selling, general and administrative expenses for the nine months ended September 30, 2007 was primarily due to the strategic review announced previously and comprised of the followings: $7.2 million decrease in salaries and fringe benefits, $1.2 million decrease in stock-based compensation expense under SFAS No. 123(R), $0.7 million decrease in tax and insurance, $0.5 million decrease in travel and entertainment., $0.4 million decrease in operating supplies, $0.3 million decrease in legal and professional fees, $0.3 million decrease in amortization of intangible assets as they became fully amortized during 2006, and partially offset $0.3 million increase in accounting and investor relations, $0.2 million increase in consulting services, $0.2 million increase in fixed asset write-off of our international sales offices, and $0.1 million increase in bad debt reserves.
Impairment of Property, Plant and Equipment
     In connection with the strategic review of operations and business plan announced in September 2006, we substantially terminated the operations of our camera phone image sensor business during the first quarter of 2007. As a result, we have recorded a $0.9 million impairment charge during the three months ended March 31, 2007 for property, plant and equipment related to our image sensor business.
Gain on Sale of Technology and Tangible Assets
     On February 16, 2007, we entered into asset purchase agreements with SiS, pursuant to which we transferred employees, sold certain tangible assets and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for aggregate proceeds of approximately $13.5 million. Of this amount, $9.5 million was received during the first quarter of 2007, $2.0 million was received during the second quarter upon SiS’ final certification of all transferred and licensed technology, with the remaining $2.0 million subject to adjustment upon settlement of any escrow claims by SiS through August 16, 2008. The gain recognized during the nine months ended September 30, 2007 includes the proceeds received, net of the book value of assets sold and certain transaction expenses related to the sale. We have not recognized any revenue related to HD-DVD or Blu-ray DVD products in any period.
Non-operating Income, Net
     Net non-operating income was $1.0 million and $1.9 million for the nine months ended September 30, 2007 and 2006, respectively. Non-operating income primarily represents interest and investment income offset by investment losses. For the nine months ended September 30, 2007, net non-operating income mainly consisted of interest income of $1.4 million and other miscellaneous income of $0.2 million, partially offset by the impairment of our investments of $0.6 million. For the nine months ended September 30, 2006, net non-operating income mainly consisted of interest income of $2.2 million and other miscellaneous income of $0.2 million, partially offset by the impairment of our investments of $0.5 million.
Provision for (Benefit from) Income Taxes
     Our income tax expense of $2.2 million for the nine months ended September 30, 2007 was primarily the result of interest accrued on uncertain tax balances offset, in part, by foreign income subject to lower statutory tax rates. The tax provision for the nine months ended September 30, 2007 includes interest on income tax liabilities of $1.6 million.

     The income tax benefit of $16.3 million for the nine months ended September 30, 2006, primarily the result of favorable tax adjustments of $15.3 million related to the expiration of certain statutes of limitations and certain tax refunds.  An additional $1.0 million of benefit was recorded during the nine months ended September 30, 2006 for benefits received from U.S. net operating losses offset, in part, by foreign taxes.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At September 30, 2007, we had cash, cash equivalents and short-term investments of $47.5 million and working capital of $54.4 million.
     Net cash used in operating activities was $7.0 million and $53.5 million for the nine months ended September 30, 2007 and 2006, respectively. After adjusting for net gains and losses of $8.8 million, the net cash used in operating activities for the nine months ended September 30, 2007 was primarily attributable to the decrease in accounts payable and other accrued expenses of $8.3 million mainly due to lower accrued compensation resulting from lower headcount and to a decrease in accrued inventory commitments, partially offset by net income of $3.8 million, depreciation of $2.7 million and $1.9 million increase in income tax payable and deferred income tax. The net cash used in operating activities for the nine months ended September 30, 2006 was primarily attributable to a net loss of $33.7 million, decreases in accounts payable and accrued expenses of $12.1 million, decreases in income tax payable and deferred income taxes of $18.0 million, increases in inventory of $4.3 million, and partially offset by the decreases in other receivables of $3.7 million, depreciation and amortization of $5.6 million and stock-based compensation of $3.4 million. Net cash used in operating activities for the nine months ended September 30, 2007 decreased from the same period in 2006 due to reduced operating expenses primarily from our strategic review of operations and business plan announced in September 2006.
     Net cash provided by investing activities was $14.0 million and $18.1 million for the nine months ended September 30, 2007 and 2006, respectively. The net cash provided by investing activities for the nine months ended September 30, 2007 was primarily attributable to the proceeds from sale of technology and tangible assets of $11.4 million and the proceeds from sales of short-term investments of $8.3 million, partially offset by the purchase of short-term investments of $4.7 million and during the nine months ended September 30, 2007, we made a $0.5 million investment which was subsequently impaired. This impairment was recorded in non-operating income, net. The net cash provided by investing activities for the nine months ended September 30, 2006 was primarily attributable to the proceeds from sales of short-term investments of $33.4 million, partially offset by the purchase of short-term investments of $13.2 million and purchase of property, plant and equipment of $1.9 million.
     Net cash provided in financing activities for the nine months ended September 30, 2007 was $16,000 received from issuance of common stock under our employee stock purchase plan. The net cash used by financing activities for the nine months ended September 30, 2006 was primarily attributable to the repurchase of common stock of $1.6 million, and partially offset by the proceeds from issuance of common stock under employee stock purchase plan of $0.2 million.

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
     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be less than $1.0 million. We may also use cash to acquire or invest in other businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of September 30, 2007, together with funds expected to be generated by future operations, sales of assets and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.
     On October 26, 2007, we entered into an Agreement of Purchase and Sale (the “Agreement”) with TC Fund Property Acquisitions, Inc. (“TC Fund”) to sell our corporate campus located in Fremont. Pursuant to the terms of the Agreement, we agreed to sell, subject to certain conditions, real property assets located at 48401 Fremont Boulevard, 48461 Fremont Boulevard and 48481 Fremont Boulevard in Fremont, California and TC Fund agreed to purchase such real property assets for an aggregate amount of $26,300,000, subject to certain conditions including a 30-day due diligence approval period. During this 30-day period, TC Fund may choose to terminate the agreement and its obligation to purchase the real property assets from ESS. Escrow is planned to close in December and we intend to lease back a section of the building for six months before moving to other facilities.
Contractual Obligations, Commitments and Contingencies
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of September 30, 2007:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$618	$618	—	—	—
Purchase obligations	10,916	10,916	—	—	—

Total	$11,534	$11,534	—	—	—

     As of September 30, 2007, our commitments to purchase inventory from the third-party contractors aggregated approximately $6.3 million of which approximately $0.9 million was non-cancelable purchase order commitments that we have recorded as accrued expenses. Additionally, as of September 30, 2007, commitments for services, license and other operating supplies totaled $4.6 million.
     We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     The total rent expense under all operating leases was approximately $99,000 and $369,000 for the three months ended September 30, 2007 and 2006, respectively. The total rent expense under all operating leases was approximately $934,000 and $1,038,000 for the nine months ended September 30, 2007 and 2006, respectively.
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
     As discussed in Note 10 — Income Taxes, we adopted the provisions of FIN 48 on January 1, 2007. At September 30, 2007 we had a liability for unrecognized tax benefits and accrual for the payment of related interest totaling $35.1 million of which none is expected to be paid within the next 12 months. The Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to the impact of foreign currency fluctuations, interest rate changes and changes in the market values of our investments.
Foreign Exchange Risks
     We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have operations in China, Taiwan, Hong Kong and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through September 30, 2007 we have not experienced any negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of September 30, 2007, the analysis indicated that these hypothetical market movements would have no material effect on our consolidated financial statements. We have not entered into any currency hedging activities.
Interest Rate Risks
     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. For instance, one percentage point decrease in interest rates would result in approximately a $0.5 million decrease in our annual interest income. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available-for-sale, and on September 30, 2007, the fair market value of our investments in debt instruments approximated their cost.
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
Item 4. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated under the caption “In re ESS Technology Securities Litigation.” The plaintiffs sought unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. Trial was tentatively set for January 2008. On November 12, 2006, the parties attended a mediation at which they agreed to settle the litigation for $3.5 million (to be paid by defendants’ insurance carriers), subject to appropriate documentation by the parties and approval by the Court. The Stipulation of Settlement and Release was filed with the Court on April 30, 2007. On May 8, 2007, the Court issued an order preliminarily approving the settlement and providing for class notice. At a fairness hearing on July 27, 2007, having received no objections to the settlement and no requests for exclusion, the Court entered a Final Judgment and Order of Dismissal With Prejudice as to all defendants. The time for appeal from the Final Judgment and Order of Dismissal With Prejudice has now passed. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $3.5 million loss for the settlement in the nine months ended September 30, 2007. In addition, a receivable from our insurance carriers was also recorded for the same amount, plus recoverable legal fees. Accordingly, there is no impact to the statement of operations because the amount of the settlement, including legal expenses, and the insurance recovery offset each other. The settlement was completed during the quarter ended September 30, 2007.
     On September 12, 2002, following the same downward revision of revenue and earnings holders of our common stock, purporting to represent us, filed a series of derivative lawsuits in California state court, County of Alameda, against us as a nominal defendant and against certain of our present and former directors and officers as defendants. The lawsuits alleged certain violations of the federal securities laws, including breaches of fiduciary duty and insider trading. These actions were consolidated as a Consolidated Derivative Action with the caption “ESS Cases.” The derivative plaintiffs sought compensatory and other damages in an unspecified amount, disgorgement of profits, and other relief. On March 24, 2003, we filed a demurrer to the consolidated derivative complaint and moved to stay discovery in the action pending resolution of the initial pleadings in the related federal action, described above. The Court denied the demurrer but stayed discovery. That stay was then lifted in light of the procedural progress of the federal action. The parties reached an agreement in principle to settle the litigation in exchange for certain minor modifications of the Company’s internal policies and payment of plaintiffs’ attorneys fees not to exceed $200,000 (to be paid by defendants’ insurance carriers). The agreement in principle to settle the litigation was then documented and finalized by the parties and submitted to the Court for approval. On October 1, 2007, the Stipulation and Agreement of Settlement became binding upon the Court’s entry of a final Judgment of Dismissal with prejudice as to all defendants in the action, subject to appeal as required by applicable state law. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $200,000 loss for the proposed settlement in the nine months ended September 30, 2007, as management has determined this amount probable of payment and reasonably estimable. In addition, because recovery from the insurance carriers is probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amount of the settlement and the insurance recovery offset each other.
     On October 4, 2006, Ali Corporation (“Ali”) filed a lawsuit in Alameda County Superior Court against the company that alleged claims for breach of contract, common counts, quantum meruit, account stated and for an open book account. All of the claims arose from a Joint Development Agreement between the company and Ali, originally entered into on December 14, 2001 and subsequently amended on several occasions. Ali’s complaint sought damages in the amount of $2.5 million. The company answered Ali’s complaint and on April 6, 2007 the parties settled this matter in the course of a formal mediation. A Settlement Agreement has been executed whereby the Company has settled the case by paying $1.7 million to Ali, which had been previously accrued for, and the matter has been dismissed pursuant to the settlement.
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

     In connection with our ongoing strategic review of our operations and business plan, our Board of Directors appointed its Strategic Transaction Committee, composed of independent directors, to consider strategic alternatives. There can be no assurance that the Strategic Transaction Committee will be able to identify strategic alternatives on favorable terms or at all.
   We have a history of losses and expect to continue to incur net losses in the near-term.
     Excluding our gain on sale of technology and tangible assets to SiS, we have experienced operating losses in each quarterly and annual period since the quarter ended September 30, 2004. We incurred net losses of approximately $44.1 million, $99.6 million, and $35.6 million for the fiscal years ended December 31, 2006, 2005, and 2004, respectively. We had an accumulated deficit of approximately $128.8 million as of September 30, 2007. We will need to generate significant increases in our revenues and margins to achieve and maintain profitability or significantly reduce operating expenses or both. There can be no certainty that our efforts to restructure and reduce its operating expenses will reduce or eliminate these losses; indeed, the reductions and restructuring could increase losses due to reduced revenue levels. There can be no certainty that these operating losses will not continue and consume our working capital.
   Our business is highly dependent on the expansion of the consumer electronics market and our ability to respond to changes in such market.
     Our focus has been developing products primarily for the consumer electronics market. Due to the short life-cycle of the products in this market, we must identify and capitalize on market opportunities in a timely manner to become a leader in these product areas. Historically, we have had to respond to market trends, identify key products and become the market leader for such products in order to succeed. Unfortunately, we have been unable to maintain our market position in recent periods. The DVD market and our role in that market have shifted, and, as a result, in November 2006 we granted a license for Silan to take over the design, manufacture and sale of certain of our standard definition DVD products, and we also recently sold and licensed our HD-DVD and Blu-ray DVD technologies to SiS. We have historically and we expect to continue to evaluate our strategies in our businesses to ensure that we focus on the technologies and markets that will provide us the best opportunities for the future. Nonetheless, our strategy in potential new markets may not be successful. If the markets for these products and applications decline or fail to develop as expected, or if we are not successful in our efforts to market and sell our products to manufacturers who incorporate our chip into their products, we could exit our historic lines of business and enter other lines of business outside of semiconductors, and it could have a material adverse effect on our business financial conditions and results of operations.
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
     Our success depends to a significant degree upon the continued contributions of our top management including Robert L. Blair, our President and Chief Executive Officer (“CEO”). Fred S.L. Chan, our Chairman of the Board, and James B. Boyd, our Chief Financial Officer, recently resigned. The loss of the services of Mr. Blair or any of our other key executives could adversely affect our business. We may not be able to retain our other key personnel and searching for key personnel replacements could divert the attention of other senior management and increase our operating expenses. We currently do not maintain any key person life insurance.
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
     Sales through our then-current largest distributor FE Global (a Singapore-based company) were approximately 12% and 30% of our net revenues for the three months ended September 30, 2007 and 2006, respectively. As previously announced, on August 31, 2007, our distribution agreement with FE Global was terminated, and we signed a new distribution agreement with CKD (Hong Kong) High Tech Company Limited (“CKD”) who will perform similar functions as those previously provided by FE Global. CKD is not, and FE Global was not, subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, CKD has, and FE Global had, rights of return for unsold products and rights to pricing allowances to compensate for rapid, unexpected price changes. Therefore, we do not recognize revenue until CKD or FE Global sells through to our end-customers. As a consequence of the termination of the distribution agreement with FE Global, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes, particularly in light of the fact that we maintain significant accounts receivable from FE Global. If our relationship with CKD also deteriorates, our quarterly results could fluctuate significantly as we experience short-term disruption to our sales and collection processes. We may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace CKD as our distributor for the Hong Kong and China markets, there can be no assurance that we could replace CKD in a timely manner, or even if a replacement were found, that the new distributor would be as effective as CKD in generating revenue for us. The reduction, delay or cancellation of orders from CKD or the loss of CKD as a distributor could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from CKD or FE Global could harm our financial condition.
Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.
     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended September 30, 2007, sales to our top five end-customers across business segments (including end-customers that buy our products from our largest distributor FE Global) accounted for approximately 74% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.
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
     Substantially all of our sales are to customers (including distributors) in China, Hong Kong, Indonesia, Korea, Taiwan, and Japan. During the three months ended September 30, 2007, sales to customers in these territories were approximately 96% of our net revenues. If our sales in one of these countries or territories, such as China, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include a report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K. In order to issue our report, our management must document both the design for our internal control over financial reporting and the testing processes, including those related to new systems and programs, that support management’s evaluation and conclusion. During the course of testing our internal controls each year, we may identify deficiencies which we may not be able to remediate, document and retest in time, due to difficulties including those arising from turnover of qualified personnel, to meet the deadline for management to complete its report. Upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation, the costs of which could have a material adverse effect on our results of operations. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. In the future, if we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
		Weighted	Shares Purchased as	of Shares That may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced	Under the
Period	Shares Purchased	Share	Programs	Programs(1)
July 1, 2007 — July 31, 2007	—	$—	—	5,688,000
August 1, 2007 — August 31, 2007	—	—	—	5,688,000
September 1, 2007 — September 30, 2007	—	—	—	5,688,000

Total	—	$—	—

(1)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5,000,000 shares of our common stock. During the three months ended September 30, 2007, we did not purchased any shares under this program. As of September 30, 2007, we had approximately 688,000 shares remaining available for repurchase under this program. In addition, we announced on February 16, 2007 that our Board of Directors authorized us to repurchase up to an additional 5,000,000 shares of our common stock. There is no stated expiration for these programs.
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

10.01
The Stipulation of Settlement and Release by and among the Registrant, certain current and former officers and directors of the Registrant and the plaintiffs in the federal securities class action, finalized and made binding as of August 27, 2007.

10.02
The Stipulation and Agreement of Settlement by and among the Registrant, certain current and former officers and directors of the Registrant and the plaintiffs in the derivative securities class action pursuant to the Judgment of Dismissal by the Superior Court of the State of California in the County of Alameda dated as of October 1, 2007.

10.03	The Agreement of Purchase and Sale by and between the Registrant and TC Fund Property Acquisitions, Inc. entered into as of October 26, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)
Date: November 9, 2007	By:	/s/ Robert L. Blair
Robert L. Blair
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ John A. Marsh
John A. Marsh
Chief Financial Officer

Exhibit Index

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

10.01
The Stipulation of Settlement and Release by and among the Registrant, certain current and former officers and directors of the Registrant and the plaintiffs in the federal securities class action, finalized and made binding as of August 27, 2007.

10.02
The Stipulation and Agreement of Settlement by and among the Registrant, certain current and former officers and directors of the Registrant and the plaintiffs in the derivative securities class action pursuant to the Judgment of Dismissal by the Superior Court of the State of California in the County of Alameda dated as of October 1, 2007.

10.03	The Agreement of Purchase and Sale by and between the Registrant and TC Fund Property Acquisitions, Inc. entered into as of October 26, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.