Form 10-K
period 2007-12-31
ESS TECHNOLOGY INC
filed 2008-03-31
CIK 907410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-26660

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to $1.66, the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42,332,731. Shares of common stock held by each officer and director and by each person who owned 5% or more of the registrant’s outstanding common stock on that date have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2008, registrant had outstanding 35,548,423 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2008 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Form 10-K.

ESS TECHNOLOGY, INC.
2007 FORM 10-K

PART I

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

Item 1.	Business

Proposed Merger

On February 21, 2008, ESS Technology, Inc., a California corporation (“ESS California”), Echo Technology (Delaware), Inc., a Delaware corporation and a wholly owned subsidiary of ESS California (“Delaware Merger Subsidiary”), Semiconductor Holding Corporation, a Delaware corporation and wholly owned subsidiary of Imperium Master Fund, Ltd. (“Parent”), and Echo Mergerco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which (i) ESS California will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Delaware Merger Subsidiary (the “Reincorporation Merger”), the separate corporate existence of ESS California shall cease and Delaware Merger Subsidiary shall be the successor or surviving corporation of the merger (“ESS Delaware”), and (ii) following the Reincorporation Merger, Merger Subsidiary will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including the consummation of the Reincorporation Merger, merge with and into ESS Delaware (the “Merger”), the separate corporate existence of Merger Subsidiary shall cease and ESS Delaware shall be the successor or surviving corporation of the merger and wholly owned subsidiary of the Parent.

Upon the consummation of the Reincorporation Merger, ESS California will become a Delaware corporation, each share of ESS California common stock will be converted into one share of ESS Delaware common stock and each option to acquire ESS California common stock granted pursuant to ESS California’s stock plans and outstanding immediately prior to the consummation of the Reincorporation Merger, whether vested or unvested, exercisable or unexercisable, will be automatically converted into the right to receive an option to acquire one share of ESS Delaware common stock for each share of ESS California common stock subject to such option, on the same terms and conditions applicable to the option to purchase ESS California common stock (each, an “ESS Delaware Option”).

Upon the consummation of the Merger, (i) ESS Delaware will become a wholly owned subsidiary of Parent and (ii) each share of ESS Delaware common stock will be converted into the right to receive $1.64 in cash, unless the stockholder properly exercises appraisal rights. In addition, each ESS Delaware Option, whether vested or unvested, exercisable or unexercisable, will be converted into the right to receive an amount in cash equal to the product obtained by multiplying (x) the aggregate number of shares of ESS Delaware common stock subject to such ESS Delaware Option and (y) the excess, if any, of the Merger Consideration less the exercise price per share of ESS Delaware common stock subject to such ESS Delaware Option, after which it shall be cancelled and extinguished.

The parties to the Merger Agreement intend to consummate the Merger as soon as practicable after the Reincorporation Merger and ESS California will not consummate the Reincorporation Merger unless the parties are in a position to consummate the Merger. ESS California and Delaware Merger Subsidiary have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding operation of the business of ESS California and its subsidiaries, including Delaware Merger

Subsidiary, prior to the closing and covenants prohibiting ESS California from soliciting, or providing information or entering into discussions regarding, proposals relating to alternative business combination transactions, except in limited circumstances to permit the board of directors of ESS California to comply with its fiduciary duties under applicable law.

The transactions contemplated by the Merger Agreement are subject to ESS California shareholder approval, delivery of ESS California’s audited financial statements for the year ended December 31, 2007 and other customary closing conditions. The Merger Agreement contains certain termination rights for both ESS California and Parent and further provides that, upon termination of the Merger Agreement under certain circumstances, ESS California may be obligated to pay Parent a termination fee of $1,981,000 plus reimbursement of Parent’s and its affiliates’ reasonable expenses incurred in connection with the transactions contemplated by the Merger Agreement up to, but not in excess of, $500,000.

The Merger Agreement contains representations and warranties by ESS California and Delaware Merger Subsidiary, on the one hand, and by Parent and Merger Subsidiary, on the other hand, made solely for the benefit of the other. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with signing the Merger Agreement. The disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were made as of a specified date, may be subject to a contractual standard of materiality different from what might be viewed as material to shareholders, or may have been used for the purpose of allocating risk between ESS California and Delaware Merger Subsidiary, on the one hand, and Parent and Merger Subsidiary, on the other hand. Accordingly, the representations and warranties and other disclosures in the Merger Agreement should not be relied on by any persons as characterizations of the actual state of facts about ESS California, Delaware Merger Subsidiary, Parent or Merger Subsidiary at the time they were made or otherwise.

The Company

ESS Technology, Inc. was incorporated in California in 1984 and became a public company in 1995. We have historically operated in two primary business segments, Video and Digital Imaging, both in the semiconductor industry serving the consumer electronics and digital media marketplace.

In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips drive digital video and audio devices, including DVD players, Video CD (“VCD”) players, consumer digital audio players and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in recordable DVD players, modems, other communication devices and PC audio products. On September 18, 2006 we announced an ongoing strategic review of our operations and business plan. In connection with this strategic review, on November 3, 2006, we licensed to Hangzhou Silan Microelectronics Co., Ltd. (“Silan”) the development, manufacture and sale of our next generation standard definition DVD chips, the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our standard definition DVD technology. Silan has recently notified us, however, that it does not intend to proceed with the development, manufacture and sale of any of the chips or technology we licensed to Silan and we have sent Silan a notice to cure this breach of our agreements. On February 16, 2007, we sold to Silicon Integrated Systems Corporation and its affiliates (“SiS”) our tangible and intangible assets relating to the development of high definition DVD chips based on next generation blue laser technology. Also, in connection with this restructuring strategy, during the first quarter of 2007 we substantially terminated the production and sale of our camera phone image sensors, which were the only remaining products of our Digital Imaging segment. We plan to license our image sensor patents in exchange for royalties, but we will no longer sell imaging sensor semiconductor chips. We continue to design, develop and market highly integrated analog and digital processor chips and digital amplifiers, including chips for standard definition DVD players primarily for the Korean market, and chips for digital audio players and digital media players for all markets. We are now concentrating on our standard definition DVD chip business and evaluating opportunities to develop profitable operations.

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

Through our Digital Imaging business segment, we historically offered chips that contain image sensors used to manufacture camera enabled cellular phones. Our CMOS image sensor technology integrated several functions including image capture, image processing, color processing and the conversion and output of a fully processed image or video stream. We have discontinued the sale of our image sensor products and therefore expect zero revenues from our Digital Imaging business in 2008.

Our Future Businesses

We plan to continue to offer standard definition DVD products including MPEG1, MPEG2, and MPEG4 video standards; however, the MPEG1 revenue has continued to decline to insignificant levels and we do not expect significant revenues from our MPEG1 products in 2008. MPEG2 and MPEG4 products are planned to continue to sell mainly to the non-China market, but we expect DVD revenues to continue to decline. We have substantially terminated the production and sale of our image sensor products and therefore expect zero revenues from our Digital Imaging business in 2008. Although we plan to pursue licensing of our Digital Imaging patents, we are not forecasting any revenue from this area in 2008.

We are currently evaluating, designing and developing a new product line of standard CMOS process digital semiconductor products for the consumer electronics market that will perform functions that have traditionally been addressed using analog technology. An example of these products is a new digital-to-analog-converter for Blu-ray players; however, these products have not been proven, and we are not forecasting any significant revenues from these products in 2008.

Our Strategy

We significantly reorganized our operations and our business strategy in the third and fourth quarter of 2006, and throughout 2007. We continue to evaluate our remaining businesses as well as explore new opportunities to maximize shareholder value. Digital technology in consumer electronics has matured and consolidated with other technologies. In this environment, we believe it will be increasingly difficult for ESS to compete with competitors based in Asia that have significantly greater technical and financial resources and have lower human resource costs. Therefore, we will continue to evaluate our existing businesses and explore new opportunities to maximize shareholder value outside of our historical industries and technologies.

We currently plan to stay in certain niche markets or sub-segments of our existing DVD markets that have higher ASPs and thus higher margins. These niche markets are usually characterized by customized or specialty software necessary to address the consumers’ requirements such as digital media players, digital audio players and automotive applications. Our plan is to run this smaller DVD business at a profit and have those sales contribute to the cost of addressing our new businesses, however, if the revenue or margin prospects in these niche markets change, our plan may change. With regard to those new businesses, we are researching, defining and developing new products for new markets where our digital knowledge can be combined with our analog expertise to design digital semiconductor solutions built on a standard CMOS process and designed to address traditional analog functions. However, these concepts are under evaluation and in the design process. It is not certain that any product will be developed from these efforts. To achieve our plan, we are pursuing the following strategies in operating our business:

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

Products

Historically, we have offered the products described below. As we continue to evaluate our businesses in 2008 we could decide to discontinue any and/or all of these products, indeed several are not actively being sold at this time but we continue efforts to reduce current on-hand inventory.

Through our Video business, we offer DVD decoder chips and Video CD chips. Through our Digital Imaging business, we historically offered image sensor chips and image processor chips. In 2007, we announced we were stopping sales of our image chips. Additionally, we continue to offer certain legacy products such as communication chips and PC audio chips, although we no longer manufacture those chips.

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

Image Sensor Chips.  Our SOC image sensor chips performed the image processing, color processing and the conversion and output of a fully processed image or video stream in camera enabled cellular phones. In 2007, we announced we were terminating production and sales of our image sensor chips.

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

Sales of these products accounted for the following percentages of our net revenues in the past three years:

	Percentage of Net
	Revenues for Years
	Ended December 31,
	2007	2006	2005

Video business:
DVD	79%	68%	57%
VCD	7%	18%	17%
License and royalty	1%	2%	11%
Other	13%	7%	3%

Total Video business	100%	95%	88%
Digital Imaging business	0%	5%	12%

Total	100%	100%	100%

Information on revenues and margins attributable to our business segments is included in Note 13, “Business Segment Information and Concentration of Certain Risks,” to the consolidated financial statements in Item 8 of this Report.

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

On research and development activities for both business segments, we spent approximately $12.6 million during 2007, $36.0 million during 2006 and $34.0 million during 2005.

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

Samsung Electronics Company (“Samsung”), one of our direct customers, accounted for approximately 31% and 13% of our net revenues for 2007 and 2006, respectively. LG Electronics, Inc. (“LG”), one of our direct customers, accounted for approximately 16% and 15% of our net revenues for 2007 and 2006, respectively. Xing Qiu, an end customer of one of our distributors, accounted for approximately 10% and 8% of our net revenues for 2007 and 2006, respectively.

No other end-customers or direct customers accounted for more than 10% of our net revenues during 2007 and 2006. Information on net sales from external customers and long-lived assets attributable to our geographic regions is included in Note 13, “Business Segment Information and Concentration of Certain Risks,” to the consolidated financial statements in Item 8 of this Report.

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

International sales comprised almost 100% of our revenue in 2007, 2006 and 2005. International sales are based upon destination of the shipment. Our international sales in 2007, 2006 and 2005 were derived primarily from Asian customers who manufacture DVD products, VCD products, cameras, cell phones, communications and PC audio products. Companies in Asia manufacture a large percentage of the worldwide supply of these products. We believe a significant portion of our chip products are incorporated into consumer electronic devices that are ultimately sold into the United States. We currently have direct sales personnel and technical staff located in Hong Kong, Taiwan, China, and Korea where significant portions of our sales have historically been derived. Sales and technical staff in these locations are being reviewed along with our efforts to restructure our company, therefore the location and number of our employees could change significantly. Our products are also sold internationally through distributors and sales representatives located in Hong Kong, Taiwan, Korea, Japan and Indonesia. For fiscal year 2007, net sales to customers (including distributors) in each region as a percentage of our total net revenue were: Hong Kong 31%, Taiwan 29%, and Korea 12%. Due to our current restructuring efforts, our geographic mix could change significantly in the future and is expected to change significantly in 2008 as we focus more on business lines that have greater sales to customers headquartered in Korea. All of our international sales are denominated in U.S. dollars. Our business is usually seasonal due to the Christmas holiday season in America and Europe, and the Chinese New Year season in China and Asia. Our sales representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, certain of our distributors have rights of return for unsold product and rights to pricing adjustments to compensate for rapid, unexpected price changes.

We historically relied on our largest distributor, FE Global (China) Limited (“FE Global”), for a significant portion of our revenues in the Video business. Sales through FE Global were approximately 18%, 32%, and 37% of our net revenues in 2007, 2006, and 2005, respectively. In addition to FE Global, Weikeng Industrial Company Ltd (“Weikeng”), our other distributor, accounted for approximately 11% of our net revenues in 2007 and less than 10% in 2006 and 2005. On August 31, 2007, our distribution agreement with FE Global was terminated, and we signed a new distribution agreement with CKD (Hong Kong) High Tech Company Limited (“CKD”) who will perform similar functions as those previously provided by FE Global.

As mentioned above, the geographic and product mix in our revenues is expected to change significantly from what it has been historically and we would expect CKD’s portion of our revenues to also change significantly from what it has been historically but believe it is impossible to predict those changes with any degree of certainty. CKD is not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, CKD has rights of return for unsold product and rights to pricing allowances to compensate for rapid, unexpected price changes, therefore we do not recognize revenue until CKD sells through to our end-customers.

Information on revenues and long-lived assets attributable to our geographic regions is included in Note 13, “Business Segment Information and Concentration of Certain Risks,” to the consolidated financial statements in Item 8 of this Report.

Manufacturing

To manufacture products, we contract with third parties for all of our fabrication and assembly as well as the majority of our test operations. This manufacturing strategy enables us to focus on our design and development strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. Semiconductor manufacturing consists of foundry activity where wafer fabrication takes place, as well as chip assembly and testing activities. We use several independent foundries that use advanced manufacturing technologies to fabricate our chips. Substantially all of our products are manufactured by a variety of foundries including: Taiwan Semiconductor Manufacturing Company (“TSMC”), which has manufactured products for us since 1989, as well as United Microelectronics Corporation (“UMC”), which is also located in Taiwan, Grace Semiconductor Manufacturing Corporation (“GSMC”), which is located in China, and other independent Asian foundries. Most of our products are currently fabricated using both mixed-signal and CMOS logic process technologies. Manufacturing requires raw materials and a variety of components to be manufactured to our specifications. We depend on a limited number of suppliers to obtain adequate supplies of quality raw materials on a timely basis. We do not generally have guaranteed supply arrangements with our suppliers, and we depend on foundries such as TSMC, UMC, GSMC and others for foundry capacity to produce products of acceptable quantity, quality and with acceptable manufacturing yields in a timely manner. As of December 31, 2007, we believe we have sufficient foundry capacity to meet our forecasted needs for the next 12 months.

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

Recently Asian competitors, especially from Taiwan and China, have developed the expertise and ability to develop advanced semiconductor products competing with ESS. These competitors have significant cost advantages that have forced ESS to exit certain product lines and may force ESS to exit other product areas in the future.

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

Many of our current and potential competitors have longer operating histories as well as greater name recognition than we have. Any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than we can. This is especially true in the analog markets that we may enter in 2008. Many competitors in those markets are much bigger financially, have many more employees, have long established relationships with customers, have diversified product offerings and have broader technical and design expertise.

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

Proprietary Technology

We rely on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect our intellectual property rights. As of December 31, 2007, we had 156 patents granted in the United States, and more than 31 applications on file with the United States Patent and Trademark Office (“USPTO”). In addition, as of December 31, 2007 we had approximately 24 corresponding foreign patents granted and 59 applications pending. We intend to seek further U.S. and international patents on our technology whenever possible.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. As of December 31, 2007, there are no intellectual property litigation matters pending against us. See Part I, Item 3, “Legal Proceedings.”

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

Backlog

Our products are generally sold pursuant to standard purchase orders, which are often issued only days in advance of shipment and are frequently revised to reflect changes in the customers’ requirements. Product deliveries are scheduled when we receive purchase orders. Generally, these purchase orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that our backlog is not a reliable indicator of future revenues. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations. As of December 31, 2007, our backlog amounted to approximately $4.8 million.

Employees

As a result of our restructuring strategy, the total number of our employees has dropped significantly. As of December 31, 2007, we had 143 full-time employees, including 50 in research and development, 46 in marketing, sales and support, 28 in finance and administration and 19 in manufacturing. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly-skilled semiconductor design personnel and software engineers involved in new product development, for whom competition can be intense, particularly in the Silicon Valley. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relationship with our employees is good.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position

Robert L. Blair	60	President, Chief Executive Officer and Director
John A. Marsh	49	Chief Financial Officer and Vice President

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

John A. Marsh has been our Chief Financial Officer since August 2007. Mr. Marsh has more than 20 years of experience in senior-level finance positions and joined us in April 2001 as our International Controller. In September 2004, Mr. Marsh became the Corporate Controller. From October 2006 to January 2007, Mr. Marsh was the North America Controller for VeriFone, Inc. Prior to joining ESS, he held senior management positions in finance with SSE Telecom, Inc. from November 1999 to April 2001 and Cylink Corporation from January 1997 to January 1999; previously, he held finance and accounting positions with National Semiconductor Corporation. He received a Bachelor of Science degree in business administration from San Jose State University and is a certified public accountant.

The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the section in the proxy statement/prospectus for our annual and special meeting of shareholders to be held in 2008 entitled “Compliance under Section 16(a) of the Securities Exchange Act of 1934.”

Item 1A.	Risk Factors

Risks Related to the Mergers

There may be unexpected delays in the consummation of the mergers, which would delay receipt of merger consideration by ESS Delaware stockholders.

The mergers are expected to close in the second quarter of 2008. However, certain events may delay the consummation of the mergers, including difficulties in obtaining the approval of the principal terms of the reincorporation merger and the other transactions contemplated by the merger agreement by our shareholders or in obtaining sufficient advance proxies necessary to adopt the merger agreement, delays in satisfaction of the closing conditions to which the mergers are subject, delisting of our shares by the NASDAQ Global Market or a determination by the NASDAQ Stock Market Listing Qualifications Panel not to list the shares of ESS Delaware to be issued in the reincorporation merger, or a lengthy SEC review process. If one or more of these events occur, the receipt of cash by ESS Delaware stockholders may be delayed and the mergers and the sale to Imperium ultimately may not be completed.

If the mergers are not completed, ESS California’s stock price and future business operations could be harmed.

The mergers are subject to a number of customary conditions to closing, including the approval by the shareholders of ESS California of the principal terms of the reincorporation merger and the consent of the stockholders of ESS Delaware to the adoption of the merger agreement, the accuracy of our representations and warranties, compliance with covenants, and the absence of a material adverse change in our business. In order to approve the reincorporation merger, a majority of the outstanding shares of ESS California common stock entitled to vote at the annual meeting must vote to approve the principal terms of the reincorporation merger. In order to approve the cash-out merger, a majority of the outstanding shares of common stock of ESS Delaware entitled to vote must adopt the merger agreement. If the shareholders of ESS California fail to approve the reincorporation merger or fail to submit sufficient advance proxies to execute and deliver the written consent adopting the merger agreement, we will not be able to complete the mergers and you will not receive the merger consideration. As a result, there can be no assurance that the mergers will be completed in a timely manner or at all.

If the mergers are not completed for any reason, the stock price of ESS California may decline, particularly if the current market price of our common stock reflects a positive market assumption that the mergers will be completed. Additionally, if the merger agreement is terminated, ESS California may be unable to find a partner willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all. This could limit ESS California’s ability to pursue its strategic goals.

Uncertainty about the mergers and diversion of management could harm ESS California, whether or not the mergers are completed.

Uncertainty about the effect of our pending acquisition by Imperium could adversely affect our business. This uncertainty could lead to a loss of customers, a decline in revenues, impairment in our ability to make necessary operational improvements in our business, an inability to retain or motivate current employees or attract new employees, and deterioration in our results of operations. These adverse affects may be enhanced by the diversion of management time and attention toward completing the mergers.

We may be delisted from the NASDAQ Global Market and the shares of common stock of ESS Delaware may not be listed on the NASDAQ Global Market.

In January 2008, the NASDAQ Stock Market Listing Qualifications Panel staff notified us of its decision to delist our common stock from the NASDAQ Global Market as a result of our failure to hold our annual meeting of shareholders in 2007 in accordance with the NASDAQ Global Market’s continued listing requirements. Our hearing to appeal the NASDAQ Stock Market Listing Qualifications Panel’s decision was held in February 2008, and we do not expect to receive a decision from the hearing panel until April 2008. The panel may decide not to grant us any extension of time to hold the annual meeting, or may not grant us sufficient time to hold our annual meeting and may delist our common stock regardless of whether our shareholders elect directors or approve the sale to Imperium. Our next shareholder meeting will be the annual meeting for approval of the mergers, which we expect to hold in the second quarter of 2008. We do not expect to hold the annual meeting prior to June 2008 in light of the fact that the joint proxy statement/prospectus we need to deliver in connection with the mergers, which may be reviewed by the SEC, must be cleared by the SEC and mailed to our shareholders prior to the annual meeting and that it may take a significant amount of time to solicit a sufficient number of proxies to approve the principal terms of the reincorporation merger and a sufficient number of advance proxies to adopt the merger agreement.

In addition, we intend to apply for listing of the shares of common stock of ESS Delaware to be issued in the reincorporation merger on the NASDAQ Global Market. If our stock is delisted from the NASDAQ Global Market or the NASDAQ Stock Market Listing Qualifications Panel determines not to list the shares of common stock of ESS Delaware issued in the reincorporation merger, the mergers and our sale to Imperium may be substantially delayed or may not be completed at all. If our stock is no longer listed for trading on a national stock exchange, the reincorporation merger, which must be completed prior to closing of the cash-out merger, will require compliance with the individual securities laws, or “blue sky” laws, of each of the 50 states. Any blue sky law compliance would be time consuming and expensive, may not be possible, and could result in delay in the completion of the cash-out merger or termination of the merger agreement. In addition, if our stock is delisted from the NASDAQ Global Market or we are unable to list the shares of common stock of ESS Delaware on the NASDAQ Global Market following the reincorporation merger, and if the long-arm provision of Section 2115 of the California Corporations Code is held to apply to ESS Delaware, ESS Delaware may be subject to certain limitations on distributions to stockholders that could apply to the cash-out merger and may restrict or prevent consummation of the cash-out merger.

Following the reincorporation merger, your rights as a shareholder will be governed by Delaware law instead of California law and you should note the differences.

Your right to dissent from the cash-out merger and seek an appraisal of your shares will be governed by Delaware law instead of California law. In general, under both Delaware law and California law, the process of dissenting and exercising appraisal rights requires strict compliance with technical prerequisites. ESS Delaware stockholders wishing to dissent should consult with their own legal counsel in connection with compliance with Section 262 of the Delaware General Corporation Law or Chapter 13 of the California Corporations Code. There are several differences between the laws of Delaware and California with respect to dissenting stockholders’ appraisal rights.

Stockholders of ESS Delaware who are considering seeking appraisal of their shares of ESS Delaware common stock should consider that the fair value of their shares determined under Section 262 of the Delaware General Corporation Law or Chapter 13 of the California Corporations Code could be more than, the same as or less than the value of consideration to be issued and paid in the cash-out merger. Furthermore, ESS Delaware reserves the right to assert in any appraisal proceeding that, for purposes of the appraisal proceeding, the “fair value” of ESS Delaware common stock is less than the value of the consideration to be issued and paid in the cash-out merger.

Your ability to sell or otherwise transfer your shares of ESS Delaware common stock between the closing of the reincorporation merger and the closing of the cash-out merger may be limited.

Each of ESS California and Delaware Merger Sub has agreed, to the extent reasonably practicable and subject to compliance with all applicable laws and rules and regulations of the NASDAQ Global Market, to use its commercially reasonable efforts to cause trading in shares of ESS Delaware common stock on the NASDAQ Global Market (subsequent to listing thereof, if any) to be suspended immediately following the effective time of the reincorporation merger and to close the stock transfer books of ESS Delaware immediately following the effective time of the reincorporation merger, preventing any transfers of shares of ESS Delaware common stock on the records of ESS Delaware between the time of the reincorporation merger and the time of the cash-out merger. ESS California and Delaware Merger Sub have agreed to halt trading and to close the transfer books of ESS Delaware in order to determine the shareholders of record of ESS California immediately prior to the reincorporation merger, and to ensure that a sufficient number of effective advance proxies have been received to authorize the adoption of the merger agreement following the reincorporation merger and to ensure that the shares of common stock of ESS

Delaware that are the subject of such advance proxies are not transferred between the time of the consummation of the reincorporation merger and the consummation of the cash-out merger.

If we are able to cause trading in shares of ESS Delaware common stock on the NASDAQ Global Market to be suspended immediately following the effective time of the reincorporation merger and/or to close the stock transfer books of ESS Delaware immediately following the effective time of the reincorporation merger, your ability to sell or otherwise transfer shares of ESS Delaware common stock you would receive in the reincorporation merger will be limited and you may not be able to transfer any such shares of ESS Delaware common stock at all during the time period between the closing of the reincorporation merger and the closing of the cash-out merger. As a result, you may have significantly reduced or no liquidity in your investment in ESS Delaware between the time of the reincorporation merger and the cash-out merger and you may not be able to sell your shares of ESS Delaware in a timely manner or at all.

Certain directors and executive officers of ESS California may have potential conflicts of interest in recommending that you vote to approve the principal terms of the reincorporation merger and adopt the merger agreement.

ESS California’s directors and executive officers have interests in the mergers as individuals in addition to, and that may be different from, the interests of ESS California shareholders.

In certain instances, the merger agreement requires payment of a termination fee to Imperium and reimbursement of expenses of Imperium. Payment of these amounts could adversely affect ESS California’s financial condition or reduce the likelihood that another party proposes an alternative transaction to the mergers.

Under the terms of the merger agreement, ESS California may be required to pay Imperium a termination fee of $1,981,000 plus reimbursement of Imperium’s costs of up to $500,000 if the merger agreement is terminated under certain circumstances. The termination fee and expense reimbursement provisions could affect the structure, pricing and terms proposed by other parties seeking to acquire or merge with ESS California, including the possibility that any such other party might choose not to make an alternative transaction proposal to ESS California as a result of the termination fee and expense reimbursement provisions. In addition, should the merger agreement be terminated in circumstances under which such a termination fee and expense reimbursement is payable, the payment of such a fee would reduce the amount of cash available to ESS California going forward.

Risks Related to the Company’s Business

We have a history of losses and expect to continue to incur net losses in the near-term.

We have experienced operating losses in each quarterly and annual period since the quarter ended September 30, 2004. We incurred net income of $3.1 million for the fiscal year ended December 31, 2007 including the gain on sale of technology and tangible assets of $10.4 million and net losses of approximately $44.1 million, $99.6 million, and $35.6 million for the fiscal years ended December 31, 2006, 2005, and 2004, respectively. We had an accumulated deficit of approximately $129.5 million as of December 31, 2007. We will need to generate significant increases in our revenues and margins to achieve or maintain profitability or significantly reduce operating expenses or both. There can be no certainty that our efforts to restructure and reduce our operating expenses will reduce or eliminate these losses; indeed, the reductions and restructuring could increase losses due to reduced revenue levels. There can be no certainty that these operating losses will not continue and consume our working capital.

If our new business strategy is unsuccessful, it could significantly harm our business and operating results.

On September 18, 2006, we announced an ongoing review of our business strategy. In particular, we announced a business strategy to concentrate our standard DVD business activities on serving a few large customers and to look for business partners or acquirers for our high definition HD DVD and Blu-ray DVD business and our camera phone business. On November 3, 2006 we entered into a DVD Technology License

Agreement with Silan for the exclusive license of certain standard definition DVD technologies and also granted Silan a non-exclusive license for our remaining standard definition DVD technology, although Silan has recently notified us that it does not intend to proceed with the development, manufacture and sale of any of the DVD technology we licensed to Silan and we have sent Silan a notice to cure this breach of our agreements. As a result, we may not receive any license revenue from Silan with respect to our standard definition DVD technology licensed to Silan. On February 16, 2007, we entered into Asset Purchase Agreements with SiS to sell our HD-DVD and Blu-ray DVD assets and technologies and on the same date announced we were reducing operations of our camera phone business. In conjunction with this strategic review we are currently maintaining our remaining standard definition DVD business and entering into the business of designing, manufacturing and marketing analog processor chips. If the market for our licensed VCD and/or DVD businesses, our retained DVD standard definition businesses or the market for our new product offerings is smaller than we anticipated, our results of operations and business would be adversely affected. In addition, one of our new analog products for a new market we had hoped to enter in 2008 has been delayed beyond the key Christmas and Chinese New Years seasons and we do not expect to bring this new product to market until later in 2009. We expect this delay in bringing this new product to market, will delay our ability to derive revenues from such product. Selling and/or licensing of our standard definition DVD and high definition DVD businesses and shutting down our camera phone business may also reduce the scale of our business and income stream and result in our greater reliance on our remaining businesses. Our strategy to expand our digital audio and analog processor chip businesses is new, and unproven.

Our business strategy is currently going through significant evaluation and change.

We announced on September 18, 2006 that our business strategy has been going through a significant transition. This transition and our current strategy may fail to stop our operating losses, and we may take alternative measures. As part of this transition, we may not be able to make our current lines of business profitable and therefore may exit them. We may not be able to identify or acquire or transition to new lines of business that may be profitable, and we may not have enough resources to transition to certain alternative lines of business. We are also evaluating alternative business models, markets, products, industries and technologies. We may determine it is in the best interests of our shareholders to move us into alternative lines of business, industries and/or markets other than those in which we have historically operated.

Our business is highly dependent on the expansion of the consumer electronics market and our ability to respond to changes in such market.

Our focus has been developing products primarily for the consumer electronics market. Due to the short life-cycle of the products in this market, we must identify and capitalize on market opportunities in a timely manner to become a leader in these product areas. Historically, we have had to respond to market trends, identify key products and become the market leader for such products in order to succeed. Unfortunately, we have been unable to maintain our market position in recent periods. The DVD market and our role in that market have shifted, and, as a result, in November 2006 we granted a license for Silan to take over the design, manufacture and sale of certain of our standard definition DVD products, and we also recently sold and licensed our HD-DVD and Blu-ray DVD technologies to SiS. We have historically and we expect to continue to evaluate our strategies in our businesses to ensure that we focus on the technologies and markets that will provide us the best opportunities for the future. Nonetheless, our strategy in potential new markets may not be successful. If the markets for these products and applications decline or fail to develop as expected, or if we are not successful in our efforts to market and sell our products to manufacturers who incorporate our chip into their products, we could exit our historic lines of business and enter other lines of business outside of semiconductors, and it could have a material adverse effect on our business financial conditions and results of operations

We operate in highly competitive markets.

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

Our success depends to a significant degree upon the continued contributions of our top management including Robert L. Blair, our President and Chief Executive Officer (“CEO”). Fred S.L. Chan, our Chairman of the Board, and James B. Boyd, our Chief Financial Officer, recently resigned and Bruce J. Alexander, who took over as our Chairman of the Board, recently passed away. The loss of the services of Mr. Blair or any of our other key executives could adversely affect our business. We may not be able to retain our other key personnel and searching for key personnel replacements could divert the attention of other senior management and increase our operating expenses. We currently do not maintain any key person life insurance.

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

We rely on distributors for a significant portion of our revenues and if these relationships deteriorate our financial results could be adversely affected.

Sales through our then-current largest distributor FE Global (a Singapore-based company) were approximately 18%, 32% and 37% of our net revenues for the fiscal year ended December 31, 2007, 2006 and 2005, respectively. As previously announced, on August 31, 2007, our distribution agreement with FE Global was terminated, and we signed a new distribution agreement with CKD (Hong Kong) High Tech Company Limited (“CKD”) who will perform similar functions as those previously provided by FE Global. In addition to FE Global, Weiking Industrial Company, Ltd. (Weiking) accounted for 11% of our revenues in 2007. Our distributors are not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, our distributors have rights of return for unsold products and rights to pricing allowances to compensate for rapid, unexpected price changes. Therefore, we do not recognize revenue until sold through to our end-customers. If our relationship with our distributors deteriorates, our revenues could fluctuate significantly as we experience disruption to our sales and collection processes. We may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace our distributors, there can be no assurance that we could replace them in a timely manner, or even if a replacement were found, that the new distributors would be as effective in generating revenue for us. The reduction, delay or cancellation of orders or the loss of a distributor could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from our distributors could harm our financial condition.

Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.

A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the fiscal year ended December 31, 2007, sales to our top five end-customers across business segments (including end-customers that buy our products from our former largest distributor FE Global) accounted for approximately 66% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.

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

Substantially all of our sales are to customers (including distributors) in China, Hong Kong, Taiwan, Indonesia and Korea. During the fiscal year ended December 31, 2007, sales to customers in China, Hong Kong, Taiwan, Indonesia and Korea were approximately 87% of our net revenues. If our sales in one of these countries or territories, such as Korea, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:

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

We are spending an increased amount of management time and external resources to analyze and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the NASDAQ Global Market rules and listing requirements. Devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and attention to these compliance activities and divert management’s attention from our on-going business operations.

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

We are exposed to fluctuations in the market values of our investments and in interest rates.

At December 31, 2007, we had $49.9 million in cash, cash equivalents and short-term investments. These balances represented over 50% of our total assets. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, and highly liquid debt securities of corporations, and the United States government and its agencies. These investments are denominated in U.S. dollars. We do not have any investments in auction rate securities.

Investments in both fixed interest rate and floating interest rate instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments.

Item 1B.	Unresolved Staff Comment

None

Item 2.	Properties

We own nearly 12 acres of land in Fremont, California, on which we built our two-story, 93,000 square-foot corporate headquarters, as well as a 77,000 square-foot office building next to our corporate headquarters. In addition we own an adjacent 11,000 square-foot dormitory building used to house visitors and guest workers. We also have an approximately 5,000 square-foot warehouse next to our corporate headquarters in Fremont, California. We also lease a small amount of office space to support our operations outside the United States.

In October 2007, we entered into an agreement with TC Fund Property Acquisitions, Inc. (“TC Fund”) to sell our real property assets located in Fremont, California, for $26.3 million. The agreement was subject to certain conditions to closing including a 30-day due diligence approval period. Prior to the expiration of the due diligence period, TC Fund notified us that they were terminating the agreement. The reason given for the termination was the continued uncertainty in the real estate market.

We consider the above facilities suitable and adequate to meet our current requirements. There are no liens on any of our owned land and buildings. We are currently working with a real estate company and actively considering the lease or sale of all or a portion of our land and facilities in Fremont, California.

Item 3.	Legal Proceedings

On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated under the caption “In re ESS Technology Securities Litigation.” The plaintiffs sought unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. Trial was tentatively set for January 2008. On November 12, 2006, the parties attended a mediation at which they agreed to settle the litigation for $3.5 million (to be paid by defendants’ insurance carriers), subject to appropriate documentation by the parties and approval by the Court. The Stipulation of Settlement and Release was filed with the Court on April 30, 2007. On May 8, 2007, the Court issued an order preliminarily approving the settlement and providing for class notice. At a fairness hearing on July 27, 2007, having received no objections to the settlement and no requests for exclusion, the Court entered a Final Judgment and Order of Dismissal With Prejudice as to all defendants. The time for appeal from the Final Judgment and Order of Dismissal With Prejudice has now passed. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $3.5 million loss for the settlement during the quarter ended March 31, 2007. In addition, a receivable from our insurance carriers was also recorded for the same amount, plus recoverable legal fees. Accordingly, there is no impact to the statement of operations because the amount of the settlement, including legal expenses, and the insurance recovery offset each other. The settlement was completed during the year ended December 31, 2007.

On September 12, 2002, following the same downward revision of revenue and earnings holders of our common stock, purporting to represent us, filed a series of derivative lawsuits in California state court, County of Alameda, against us as a nominal defendant and against certain of our present and former directors and officers as defendants. The lawsuits alleged certain violations of the federal securities laws, including breaches of fiduciary duty and insider trading. These actions were consolidated as a Consolidated Derivative Action with the caption “ESS Cases.” The derivative plaintiffs sought compensatory and other damages in an unspecified amount, disgorgement of profits, and other relief. On March 24, 2003, we filed a demurrer to the consolidated derivative complaint and moved to stay discovery in the action pending resolution of the initial pleadings in the related federal action, described above. The Court denied the demurrer but stayed discovery. That stay was then lifted in light of the procedural progress of the federal action. The parties reached an agreement in principle to settle the litigation in exchange for certain minor modifications of the Company’s internal policies and payment of plaintiffs’ attorneys fees not to exceed $200,000 (to be paid by defendants’ insurance carriers). The agreement in principle to settle the litigation was then documented and finalized by the parties and submitted to the Court for approval. On October 1, 2007, the Stipulation and Agreement of Settlement became binding upon the Court’s entry of a final Judgment of Dismissal with prejudice as to all defendants in the action, subject to appeal as required by applicable state law. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $200,000 loss for the proposed settlement in the quarter ended June 30, 2007, as management has determined this amount probable of payment and reasonably estimable. In addition, because recovery from the insurance carriers is probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amount of the settlement and the insurance recovery offset each other.

On October 4, 2006, Ali Corporation (“Ali”) filed a lawsuit in Alameda County Superior Court against the company that alleged claims for breach of contract, common counts, quantum meruit, account stated and for an open book account. All of the claims arose from a Joint Development Agreement between the company and Ali, originally entered into on December 14, 2001 and subsequently amended on several occasions. Ali’s complaint sought damages in the amount of $2.5 million. The company answered Ali’s complaint and on April 6, 2007 the parties settled this matter in the course of a formal mediation. A Settlement Agreement was executed whereby the Company has settled the case by paying $1.7 million to Ali during the year ended December 31, 2007.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been trading on the NASDAQ Global Market, previously known as the NASDAQ National Market, under the symbol “ESST” since October 6, 1995. The following table sets forth the high and low closing prices for our common stock as reported by the NASDAQ Global Market during the periods indicated.

	High	Low

Fiscal 2007:
First Quarter ended March 31, 2007	$1.33	$0.92
Second Quarter ended June 30, 2007	$1.66	$1.20
Third Quarter ended September 30, 2007	$1.80	$1.23
Fourth Quarter ended December 31, 2007	$1.65	$1.26
Fiscal 2006:
First Quarter ended March 31, 2006	$4.00	$3.23
Second Quarter ended June 30, 2006	$3.75	$2.02
Third Quarter ended September 30, 2006	$2.17	$0.81
Fourth Quarter ended December 31, 2006	$1.33	$0.91

As of March 1, 2008, there were approximately 156 record holders of our common stock. Since most shareholders are listed under their brokerage firm’s names, the actual number of beneficial shareholders is higher.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
		Weighted	Shares Purchased as	of Shares That may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced	Under the
Period	Shares Purchased	Share	Programs	Programs(1)

October 1, 2007 —
October 31, 2007	—	$—	—	5,688,000
November 1, 2007 —
November 30, 2007	—	—	—	5,688,000
December 1, 2007 —
December 31, 2007	—	—	—	5,688,000

Total	—	$—	—

(1)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5,000,000 shares of our common stock. As of December 31, 2007, we had approximately 688,000 shares remaining available for repurchase under this program, for which there is no stated expiration. In addition, we announced on February 16, 2007 that our Board of Directors authorized us to repurchase up to an additional 5,000,000 shares of our common stock with no stated expiration for this program.

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

We derived the selected consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 from our audited consolidated financial statements appearing elsewhere in this Report. We derived the selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements, which are not included in this Report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues:
Product	$67,393	$97,797	$161,921	$237,278	$190,273
License and royalty	938	2,668	20,000	20,000	5,000

Total net revenues	68,331	100,465	181,921	257,278	195,273
Cost of product revenues(1)	42,597	97,640	169,312	219,397	132,690

Gross profit	25,734	2,825	12,609	37,881	62,583
Operating expenses:
Research and development(1)	12,550	36,044	33,983	37,467	33,184
Selling, general and administrative(1)	18,211	27,566	34,973	41,056	31,761
In-process research and development	—	—	—	—	2,690
Impairment of goodwill and intangible assets	—	—	42,743	—	—
Impairment of property, plant and equipment	859	—	—	—	—
Gain on sale of technology and tangible assets(2)	(10,481)	—	—	—	—

Operating income (loss)	4,595	(60,785)	(99,090)	(40,642)	(5,052)
Non-operating income (loss), net	1,663	(652)	1,316	3,360	45,946

Income (loss) before income taxes	6,258	(61,437)	(97,774)	(37,282)	40,894
Provision for (benefit from) income taxes	3,136	(17,343)	1,779	(1,732)	15,603

Net income (loss)	$3,122	$(44,094)	$(99,553)	$(35,550)	$25,291

Net income (loss) per share:
Basic	$0.09	$(1.14)	$(2.50)	$(0.90)	$0.64
Diluted	$0.09	$(1.14)	$(2.50)	$(0.90)	$0.61
Shares used in calculating net income per share:
Basic	35,525	38,723	39,781	39,476	39,517

Diluted	35,527	38,723	39,781	39,476	41,238

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$49,947	$43,995	$99,722	$126,688	$164,846
Working capital	$55,918	$20,975	$58,718	$107,305	$145,221
Total assets	$91,373	$90,428	$171,841	$283,744	$352,593
Current liabilities	$7,947	$43,405	$78,507	$90,384	$113,804
Total shareholders’ equity	$47,765	$47,023	$93,334	$192,912	$227,081

(1)	In 2006 and 2007, the cost of product revenues, research and development expenses, and selling, general and administrative expenses include the effect of the adoption of SFAS No. 123(R). See Note 12, “Stock-Based Compensation” to our consolidated financial statements for additional information.

(2)	In 2007, we sold certain tangible assets and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies. See Note 9 “Gain on Sale of Technology and Tangible Assets” to our consolidated financial statements for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips drive digital video and audio devices, including DVD players, Video CD (“VCD”) players, consumer digital audio players and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in recordable DVD players, modems, other communication devices and PC audio products. On September 18, 2006 we announced an ongoing strategic review of our operations and business plan. In connection with this strategic review, on November 3, 2006, we licensed to Hangzhou Silan Microelectronics Co., Ltd. (“Silan”) the development, manufacture and sale of our next generation standard definition DVD chips, the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our standard definition DVD technology. Silan has recently notified us, however, that it does not intend to proceed with the development, manufacture and sale of any of the chips or technology we licensed to Silan and we have sent Silan a notice to cure this breach of our agreements. On February 16, 2007, we sold to Silicon Integrated Systems Corporation and its affiliates (“SiS”) our tangible and intangible assets relating to the development of high definition DVD chips based on next generation blue laser technology. Also, in connection with this restructuring strategy, during the first quarter of 2007 we substantially terminated the production and sale of our camera phone image sensors, which were the only remaining products of our Digital Imaging segment. We plan to license our image sensor patents in exchange for royalties, but we will no longer sell imaging sensor semiconductor chips. We continue to design, develop and market highly integrated analog and digital processor chips and digital amplifiers, including chips for standard definition DVD players primarily for the Korean market, and chips for digital audio players and digital media players for all markets. We are now concentrating on our standard definition DVD chip business and evaluating opportunities to develop profitable operations.

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

On February 21, 2008, ESS Technology, Inc., a California corporation (“ESS California”), Echo Technology (Delaware), Inc., a Delaware corporation and a wholly owned subsidiary of ESS California (“Delaware Merger Subsidiary”), Semiconductor Holding Corporation, a Delaware corporation and wholly owned subsidiary of Imperium Master Fund, Ltd. (“Parent”), and Echo Mergerco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which (i) ESS California will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Delaware Merger Subsidiary (the “Reincorporation Merger”), the separate corporate existence of ESS California shall cease and Delaware Merger Subsidiary shall be the successor or surviving corporation of the merger (“ESS Delaware”), and (ii) following the Reincorporation Merger, Merger Subsidiary will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including the consummation of the Reincorporation Merger, merge with and into ESS Delaware (the “Merger”), the separate corporate existence of Merger Subsidiary shall cease and ESS Delaware shall be the successor or surviving corporation of the merger and wholly owned subsidiary of the Parent.

Upon the consummation of the Reincorporation Merger, ESS California will become a Delaware corporation, each share of ESS California common stock will be converted into one share of ESS Delaware common stock and each option to acquire ESS California common stock granted pursuant to ESS California’s stock plans and outstanding immediately prior to the consummation of the Reincorporation Merger, whether vested or unvested, exercisable or unexercisable, will be automatically converted into the right to receive an option to acquire one share of ESS Delaware common stock for each share of ESS California common stock subject to such option, on the same terms and conditions applicable to the option to purchase ESS California common stock (each, an “ESS Delaware Option”).

Upon the consummation of the Merger, (i) ESS Delaware will become a wholly owned subsidiary of Parent and (ii) each share of ESS Delaware common stock will be converted into the right to receive $1.64 in cash, unless the stockholder properly exercises appraisal rights. In addition, each ESS Delaware Option, whether vested or unvested, exercisable or unexercisable, will be converted into the right to receive an amount in cash equal to the product obtained by multiplying (x) the aggregate number of shares of ESS Delaware common stock subject to such ESS Delaware Option and (y) the excess, if any, of the Merger Consideration less the exercise price per share of ESS Delaware common stock subject to such ESS Delaware Option, after which it shall be cancelled and extinguished.

The parties to the Merger Agreement intend to consummate the Merger as soon as practicable after the Reincorporation Merger and ESS California will not consummate the Reincorporation Merger unless the parties are in a position to consummate the Merger. ESS California and Delaware Merger Subsidiary have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding operation of the business of ESS California and its subsidiaries, including Delaware Merger Subsidiary, prior to the closing and covenants prohibiting ESS California from soliciting, or providing information or entering into discussions regarding, proposals relating to alternative business combination transactions, except in limited circumstances to permit the board of directors of ESS California to comply with its fiduciary duties under applicable law.

The transactions contemplated by the Merger Agreement are subject to ESS California shareholder approval, delivery of ESS California’s audited financial statements for the year ended December 31, 2007 and other customary closing conditions. The Merger Agreement contains certain termination rights for both ESS California and Parent and further provides that, upon termination of the Merger Agreement under certain circumstances, ESS California may be obligated to pay Parent a termination fee of $1,981,000 plus reimbursement of Parent’s and its affiliates’ reasonable expenses incurred in connection with the transactions contemplated by the Merger Agreement up to, but not in excess of, $500,000.

The Merger Agreement contains representations and warranties by ESS California and Delaware Merger Subsidiary, on the one hand, and by Parent and Merger Subsidiary, on the other hand, made solely for the benefit of the other. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with signing the Merger Agreement. The disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were made as of a specified date, may be subject to a contractual standard of materiality different from what might be viewed as material to shareholders, or may have been used for the purpose of allocating risk between ESS California and Delaware Merger Subsidiary, on the one hand, and Parent and Merger Subsidiary, on the other hand. Accordingly, the representations and warranties and other disclosures in the Merger Agreement should not be relied on by any persons as characterizations of the actual state of facts about ESS California, Delaware Merger Subsidiary, Parent or Merger Subsidiary at the time they were made or otherwise.

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

Revenue Recognition

Revenue is primarily generated by product sales and is recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return for unsold products and rights to pricing adjustments, in which case, revenue is deferred until such a distributor resells the products to a third party. Such deferred revenue related to distributor sales, net of deferred cost of goods sold are recorded as deferred margin included in accrued expenses on our balance sheets. License and royalty revenue is recognized as the services provided have been completed, or based on the units sold and reported to us by the third party licensee provided collection of the resulting receivable is reasonably assured.

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

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. U.S. deferred income taxes are not provided on un-remitted earnings of our foreign subsidiaries as such earnings are considered permanently invested. Assumptions underlying recognition of deferred tax assets and non-recognition of U.S. income tax on un- remitted earnings can change if our business plan is not achieved or if Congress adopts changes in the Internal Revenue Code of 1986, as amended.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

Legal Contingencies

From time to time, we are subject to legal proceedings and claims, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights and other claims arising out of the ordinary course of business. Further, we have previously been engaged in certain shareholder class action and derivative lawsuits.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 29, 2007, we did not have any minority interests. The adoption of SFAS No. 160 will not impact our consolidated financial statements.

Comparison of Year ended December 31, 2007 and December 31, 2006

Results of Operations

The following table sets forth our results of operations for the fiscal years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007		2006
	(In thousands, except percentage data)

Net revenues	$68,331	100.0%	$100,465	100.0%
Cost of product revenues	42,597	62.3	97,640	97.2

Gross profit	25,734	37.7	2,825	2.8
Operating expenses:
Research and development	12,550	18.4	36,044	35.9
Selling, general and administrative	18,211	26.7	27,566	27.4
Impairment of property, plant and equipment	859	1.2	—	—
Gain on sale of technology and tangible assets	(10,481)	(15.3)	—	—

Operating income (loss)	4,595	6.7	(60,785)	(60.5)
Non-operating income (loss), net	1,663	2.4	(652)	(0.6)

Net income (loss) before income taxes	6,258	9.1	(61,437)	(61.1)
Provision for (benefit from) income taxes	3,136	(4.5)	(17,343)	(17.2)

Net income (loss)	$3,122	4.6%	$(44,094)	(43.9)%

Net Revenues

Net revenues were $68.3 million in 2007 and $100.5 million in 2006. Net revenues decreased by $32.2 million, or 32.0%, from 2006 to 2007, due to decreased revenues in all product categories in both of our business segments except revenue from legacy products which include PC Audio chips, communication modem, consumer digital media and other miscellaneous chips.

The following table summarizes percentage of net revenue by our two business segments and their major product categories:

	Year Ended
	December 31,
	2007	2006

Video business:
DVD	79%	68%
VCD	7%	18%
License and Royalty	1%	2%
Other	13%	7%

Total Video business	100%	95%
Digital Imaging business	0%	5%

Total	100%	100%

Video business revenues included revenues from DVD, VCD, Recordable, License and Royalty payments for DVD technologies and Other.

DVD revenue includes revenue from sales of DVD decoder chips and recordable chips. DVD revenues were $53.7 million in 2007, a decrease of $14.4 million, or 21.1%, from 2006 to 2007, primarily due to lower overall sales volume and partially offset by the improvement in average selling price (“ASP”). Sales volume decreased by 8.2% and ASP increased by 10.0%. We sold approximately 15.6 million units and 17.0 million units in 2007 and 2006, respectively. We plan to continue sales in certain niche markets of the larger DVD market but do not intend to compete for a very large portion of the overall DVD market, therefore, our market share continues to decrease with relatively flat revenue in 2008. On November 3, 2006, we licensed to Hangzhou Silan Microelectronics Co., Ltd. (“Silan”) the development, manufacture and sale of our next generation standard definition DVD chips, the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our standard definition DVD technology, although Silan has recently notified us that it does not intend to proceed with the development, manufacture and sale of any of the chips or technology we licensed to Silan and we have sent Silan a notice to cure this breach of our agreements.

VCD revenue includes revenue from sales of VCD chips. We have experienced a significant decline in our VCD business over the last few years. VCD revenues were $4.8 million in 2007, a decrease of $13.4 million, or 73.6%, from 2006 to 2007, primarily due to lower sales volume. Sales volume decreased by 12.2 million units, or 83.6%, to 2.4 million units from 14.6 million units in 2006. The decline in VCD business is due to the replacement of the VCD market with lower priced DVD units. In September 2005, we licensed to Silan the right to manufacture and market our VCD technology to customers in China and India. In 2007, Silan started shipping a new integrated version, utilizing Silan’s front-end optical controller and our back-end video processor VCD chip for which they pay us a royalty . Royalty revenue from this agreement has to date been insignificant. We expect VCD revenues, including licence revenue will continue to decrease in 2008 as the VCD market continues to be replaced with lower end DVD units.

License and royalty consists of license payments from Silan and NEC Electronics Corporation (“NEC”). License and royalty revenue were $0.8 million and $2.7 million for the year ended December 31, 2007 and 2006, respectively. The $0.8 million in 2007 was from Silan. The $2.7 million in 2006 consists of $2.3 million from Silan and $0.4 million from NEC for using certain of our TV audio decoder technology. All payments from Silan were related to the DVD Technology License Agreement that we entered in November 2006.

Other revenue includes revenues from legacy products which includes sales of PC Audio chips, communication, consumer digital media and other miscellaneous chips. Other revenue was $8.9 million in 2007, an increase of $2.1 million, or 30.9%, from 2006 to 2007 primarily due to higher sales volume of consumer digital media products. Units sold for other revenue products increased by 75.0%. We sold approximately 2.1 million units and 1.2 million units in 2007 and 2006, respectively.

Digital Imaging revenues were comprised of revenues from sales of image sensor chips, image processor chips and camera lens modules. Digital Imaging revenues were $0.2 million in 2007, a decrease of $4.6 million, or 95.7%, from 2006 to 2007. As part of our reorganization plan previously discussed, on February 16, 2007, we reduced operation of our camera phone image sensor business. We plan to pursue licensing of our patents for image sensor technology but we will no longer design, develop and market imaging sensor chips. We do not expect any revenue from this segment in 2008.

International revenues accounted for approximately 100% of the revenue in both 2007 and 2006. All of our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the foreseeable future.

Gross Profit

Gross profit was $25.7 million or 37.6% of net revenue for the year ended December 31, 2007 compared to a gross profit of $2.8 million or 2.8% of net revenue for the year ended December 31, 2006. Gross profit for the years ended December 31, 2007 and 2006 include license and royalty income of $0.8 million and $2.7 million, respectively. License and royalty revenues had no related cost of sales. During the year ended December 31, 2007, we recognized approximately $6.2 million of revenue on products for which the inventory costs were fully reserved in a prior year. Further, during 2007 we provided new or increased inventory reserves of approximately $1.3 million on other unsold products in inventory. Accrued adverse purchase commitments of approximately $1.5 million as of December 31, 2006 were released in 2007 when it was determined that this amount would not be required. For the year ended December 31, 2006, we recognized approximately $6.2 million of revenue on products for which inventory costs were fully reserved in a prior year. Further, during 2006 we provided new or increased inventory reserves of approximately $14.6 million on other unsold products in inventory. Also, contributing to the increase in gross margin in fiscal 2007 were increased ASPs and a decrease in average cost per unit. ASPs increased due to the decision to substantially reduce shipments to customers in China due to competitiveness and due to increased shipments of the newer Phoenix I DVD products. The relative increase in Phoenix I shipments as compared to older Vibratto II DVD products has also reduced average cost per unit both due to lower manufacturing costs and elimination of royalties payable on shipment of Vibratto II products. Further, as a result of our downsizing, the Company has significantly reduced fixed overhead expenses.

Research and Development Expenses

Research and development expenses were $12.6 million, or 18.4% of net revenues in 2007 and $36.0 million, or 35.9% of net revenues in 2006. The $23.4 million, or 65.0%, decrease in research and development from 2006 to 2007 was primarily due to the strategic review announced previously and is comprised of the followings: $13.3 million decrease in salaries and fringe benefits, $1.3 million decrease in stock-based compensation expense under SFAS 123(R), $2.6 million decrease in engineering test materials and operating supplies, $1.9 million decrease in depreciation, $1.3 million decrease in mask sets, $0.9 million decrease in facility related expenses, and an approximate $1.1 million decrease in other expenses. Excluding approximately $2.8 million of expenses incurred by our Digital Imaging segment in early 2007, we expect research and development expenses to remain relatively flat in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.2 million, or 26.7% of net revenues in 2007 and $27.6 million, or 27.4% of net revenues in 2006. The $9.4 million, or 34.1%, decrease in selling, general and administrative expenses from 2006 to 2007 was primarily due to the strategic review announced previously and is substantially all a result of a decrease in compensation expense, including expense resulting from SFAS 123(R). We expect selling, general and administrative expenses to remain relatively flat in 2008.

Impairment of Property, Plant and Equipment

In connection with the strategic review of operations and business plan announced in September 2006, we substantially terminated the operations of our camera phone image sensor business during the first quarter of 2007.

As a result, we have recorded a $0.9 million impairment charge for property, plant and equipment related to our image sensor business.

Gain on Sale of Technology and Tangible Assets

On February 16, 2007, we entered into asset purchase agreements with SiS, pursuant to which we transferred employees, sold certain tangible assets and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for aggregate proceeds of approximately $13.5 million. Of this amount, $9.5 million was received during the first quarter of 2007, $2.0 million was received during the second quarter upon SiS’ final certification of all transferred and licensed technology, with the remaining $2.0 million subject to adjustment upon settlement of any escrow claims by SiS through August 16, 2008. The gain recognized during the year ended December 31, 2007 includes the proceeds received, net of the book value of assets sold and certain transaction expenses related to the sale. We have not recognized any revenue related to HD-DVD or Blu-ray DVD products in any period.

Non-operating Income (Loss), Net

Non-operating income, net was $1.7 million in 2007 compared to non-operating loss, net was $0.7 million in 2006. In 2007, non-operating income, net consisted primarily of interest income of $2.0 million and currency exchange gain of $0.3 million, partially offset by investment write-down of $0.6 million. In 2006, non-operating loss, net consisted primarily of investment write-downs of $3.5 million of which $3.0 million related to the investment in Best Elite International Limited, partially offset by interest income of $2.6 million.

Provision for (Benefit from) Income Taxes

Our effective tax provision was $3.1 million, or 50.1% for 2007 compared to a tax benefit of $17.3 million, or 28.2% for 2006. The primary reason for the change in our effective tax rate for 2007 was additional interest expense on unrecognized tax benefits recorded during 2007 and a benefit recognized during 2006 related to the expiration of the statute of limitations on various uncertain tax positions.

Our effective tax rate of 50.1% for 2007 was higher than the federal and state statutory rate of 40% due to interest expense on unrecognized tax benefits offset, in part, by foreign income taxed at lower rates. The effective tax rate of 28.2% for 2006 was lower than the combined federal and state statutory rate primarily as a result of foreign losses which could not be benefited, partially offset by benefits related to U.S. tax losses and research and development tax credits.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

Our general policy is to permanently reinvest the net earnings of our foreign subsidiaries. Accordingly, these earnings have not been subject to U.S. income taxes. Under certain circumstances, if we were to repatriate this cash, or a portion thereof, to the U.S., we could be required to pay U.S. income taxes on the transfer; however, it is not practicable to determine the amount of this liability.

Comparison of Year ended December 31, 2006 and December 31, 2005

Results of Operations

The following table sets forth our results of operations for the fiscal years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006		2005
	(In thousands, except percentage data)

Net revenues	$100,465	100.0%	$181,921	100.0%
Cost of product revenues	97,640	97.2	169,312	93.1

Gross profit	2,825	2.8	12,609	6.9
Operating expenses:
Research and development	36,044	35.9	33,983	18.6
Selling, general and administrative	27,566	27.4	34,973	19.2
Impairment of goodwill and intangible assets	—	—	42,743	23.5

Operating loss	(60,785)	(60.5)	(99,090)	(54.4)
Non-operating income (loss), net	(652)	(0.6)	1,316	0.7

Loss before income taxes	(61,437)	(61.1)	(97,774)	(53.7)
Provision for (benefit from) income taxes	(17,343)	(17.2)	1,779	1.0

Net loss	$(44,094)	(43.9)%	$(99,553)	(54.7)%

Net Revenues

Net revenues were $100.5 million in 2006 and $181.9 million in 2005. Net revenues decreased by $81.4 million, or 44.8%, from 2005 to 2006, due to decreased revenues in all product categories in both of our business segments except revenue from legacy products which include PC Audio chips, communication modem, consumer digital media and other miscellaneous chips.

The following table summarizes percentage of net revenue by our two business segments and their major product categories:

	Year Ended
	December 31,
	2006	2005

Video business:
DVD	68%	57%
VCD	18%	17%
License and Royalty	2%	11%
Other	7%	3%

Total Video business	95%	88%
Digital Imaging business	5%	12%

Total	100%	100%

Video business revenues included revenues from DVD, VCD, Recordable, License and Royalty payments for DVD technologies and Other.

DVD revenue includes revenue from sales of DVD decoder chips and recordable chips. DVD revenues were $68.1 million in 2006, a decrease of $35.2 million, or 34.1%, from 2005 to 2006, primarily due to lower overall unit sales as a result of intense competition, partially offset by a higher average selling price (“ASP”). Sales volume decreased by 43.3% whereas ASP increased by 16.2%. We sold approximately 22.8 million units and 40.2 million units in 2006 and 2005, respectively. In 2006, we recognized $2.7 million in license revenue and in 2005 we recognized $20.0 million in royalty revenue from MediaTek for a copyright infringement settlement.

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

License and royalty revenue consists of license payments from Silan and NEC Electronics Corporation (“NEC”), and royalty payments from MediaTek. The royalty and license revenue was $2.7 million for the year ended December 31, 2006 and consists of $2.3 million from Silan related to the DVD Technology License Agreement that we entered in November 2006 and $0.4 million from NEC for using certain of our TV audio decoder technology. Silan has recently notified us of its intention not to proceed under the DVD Technology License Agreement and we have sent Silan a demand to cure. Royalty revenue was $20.0 million from MediaTek for the year ended December 31, 2005. Under the settlement agreement between ESS and MediaTek dated June 11, 2003 for a non-exclusive license to our proprietary DVD user interface and other key DVD software, MediaTek was obligated to pay us ongoing royalties with a quarterly cap of $5.0 million and lifetime cap of $45.0 million. All contractual payments have been received from MediaTek as of December 31, 2005.

In addition, we also have other revenue from legacy and other products which includes sales of PC Audio chips, communication, consumer digital media and other miscellaneous chips. Other revenue was $7.0 million in 2006, an increase of $2.3 million, or 48.9%, from 2005 to 2006 primarily due to higher sales volume. Units sold for other revenue products increased by 50.0%. We sold approximately 1.2 million units and 0.8 million units in 2006 and 2005, respectively.

Digital Imaging revenues were comprised of revenues from sales of image sensor chips, image processor chips and camera lens modules. Digital Imaging revenues were $4.7 million in 2006, a decrease of $17.7 million, or 79.0%, from 2005 to 2006, primarily due to lower sales volume and ASP as a result of our decision to exit lower resolution products and focus on the development of higher resolution products. For the year ended December 31, 2006, units sold decreased by 67.9% and ASP decreased by 33.2% from 2005. We sold approximately 2.5 million units and 7.8 million units in 2006 and 2005, respectively. As part of our new business strategy previously discussed, on February 16, 2007, we reduced operation of our camera phone image sensor business. We plan to pursue licensing of our patents for image sensor technology but we will no longer design, develop and market imaging sensor chips.

International revenues accounted for approximately 100% of the revenue in 2006 and almost all of the revenue in 2005. All of our international sales are denominated in U.S. dollars. We expect that international sales will continue to remain a high percentage of our net revenues in the foreseeable future.

Gross Profit

Gross profit was $2.8 million or 2.8% of net revenue for the year ended December 31, 2006 compared to a gross profit of $12.6 million or 6.9% of net revenue for the year ended December 31, 2005. The decrease in gross profit was primarily due to a decrease of $20.0 million in MediaTek royalty revenue from 2005 to 2006. For the years ended December 31, 2006 and 2005, new or increased inventory reserves exceeded revenue derived from products fully reserved in a prior year. The net effect on gross profit was a decrease of approximately $8.5 million for 2006 and $2.3 million for 2005.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.6 million, or 27.4% of net revenues in 2006 and $35.0 million, or 19.2% of net revenues in 2005. Selling, general and administrative expenses decreased by $7.4 million, or 21.2%, from 2005 to 2006, primarily due to the $3.0 million decrease in legal expenses as more expenses were incurred in 2005 related to the litigation with Brent Townshend over unfair competition and patent misuse, as well as patent filing, $2.5 million decrease in outside commission due to lower revenue, $2.2 million decrease in salaries and fringe benefits due to lower headcount, $1.3 million decrease in amortization of intangible assets as they became fully amortized during 2006, and $1.1 million decrease in other expenses; which was partially offset by $1.7 million increase in stock-based compensation expense under SFAS No. 123(R), $0.6 million increase in depreciation expense related to the newly upgraded Oracle software version 11i at the beginning of 2006, and $0.2 million increase in consulting and contract labor.

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

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At December 31, 2007, we had cash, cash equivalents and short-term investments of $49.9 million and working capital of $56.0 million.

Net cash used in operating activities was $4.5 million for the year ended December 31, 2007, $48.2 million for the year ended December 31, 2006, and $25.0 million for the year ended December 31, 2005. After adjusting for net gains and losses of $8.8 million relating to the sale of technology and tangible assets to SiS, impairment and sale of property, plant and equipment and write-down of equity investments, the net cash used in operating activities for the year ended December 31, 2007 was primarily attributable to a decrease in accounts payable and accrued expenses of

$12.5 million due to lower accrued compensation of $3.9 million resulting from lower headcount, lower accrued adverse inventory commitments of $3.4 million, and lower accounts payable trade and other of $3.0 million resulting from the our strategic review of operations announced in September 2006, partially offset by a decrease in accounts receivable of $3.9 million, depreciation of $3.6 million, and net income of $3.1 million. The net cash used in operating activities for the year ended December 31, 2006 was primarily attributable to a net loss of $44.1 million, a decrease in accounts payable and accrued expenses of $15.5 million due to a decrease in production activities and a decrease in income tax payable and deferred income taxes of $19.4 million due to a favorable tax adjustments of $15.3 million related to the expiration of certain statutes of limitations and certain tax refunds, partially offset by a decrease in accounts receivables of $5.8 million, a decrease in other receivables of $4.6 million, a decrease in net inventories of $4.2 million, and depreciation and amortization of $6.8 million. The net cash used in operating activities for the year ended December 31, 2005 was primarily attributable to a net loss of $99.6 million, and a decrease in accounts payable and accrued expenses of $14.7 million, partially offset by an impairment charge for goodwill and intangible assets of $42.7 million, and a decrease in net inventories of $33.2 million, and depreciation and amortization of $10.3 million.

Net cash provided by investing activities was $13.8 million for the year ended December 31, 2007, $18.9 million for the year ended December 31, 2006, and $52.6 million for the year ended December 31, 2005. The net cash provided by investing activities for the year ended December 31, 2007 was primarily attributable to the proceeds from sale of technology and tangible assets of $11.4 million and the maturities and sales of short-term investments of $8.3 million, partially offset by the purchase of short-term investments of $4.8 million and purchase of property, plant and equipment of $0.6 million. During 2007 we made a $0.5 million long-term investment that was subsequently determined to be impaired. The net cash provided by investing activities for the year ended December 31, 2006 was primarily attributable to the proceeds from the maturities and sales of short-term investments of $35.4 million, partially offset by the purchase of short-term investments of $14.4 million and purchase of property, plant and equipment of $1.9 million. The net cash provided by investing activities for the year ended December 31, 2005 was primarily attributable to the proceeds from the maturities and sales of short-term investments of $98.6 million, partially offset by the purchase of short-term and long-term investments of $44.1 million and purchase of property, plant and equipment of $4.7 million.

Net cash provided by financing activities was $30,000 for the year ended December 31, 2007, and net cash used in financing activities was $5.6 million for the year ended December 31, 2006, and $0.5 million for the year ended December 31, 2005. The net cash provided by the financing activities for the year ended December 31, 2007 was attributable to the proceeds from the issuance of common stock under the employee stock purchase plan. The net cash used in financing activities for the year ended December 31, 2006 was attributable to cash paid for repurchase of common stock of $5.9 million, offset by the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $0.2 million. The net cash used in financing activities for the year ended December 31, 2005 was attributable to cash paid for repurchase of common stock of $1.2 million, offset by the proceeds from the issuance of common stock under the employee stock purchase plan and stock option plans of $0.7 million.

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

For the years ended December 31, 2006 and 2005, we incurred significant operating losses and negative cash flows. For the year ended December 31, 2007, operating income was only achieved through a gain on sale of assets and technology while operating cash flow was still negative. We believe that we have the cash resources to fund our operations for at least the next twelve months. The semiconductor industry in which we operate is characterized by rapid technological advances, short product lives and significant price reductions. If we are unable to meet these challenges, then we will not achieve profitable operations. We may determine that we require additional capital to achieve our business objectives. There can be no assurances that such capital will be available or available on terms that are acceptable to us, which could adversely affect our financial position, results of operations or cash flows.

Contractual Obligations, Commitments and Contingencies

The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of December 31, 2007:

	Payment Due by Periods
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations	$982	$982	—	—	—
Purchase order commitments	8,918	8,918	—	—	—

Total	$9,900	$9,900	—	—	—

As of December 31, 2007, our commitments to purchase inventory from the third-party contractors aggregated approximately $4.6 million. Additionally, as of December 31, 2007, commitments for service, license and other operating supplies totaled $4.3 million.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with respective taxing authorities. Therefore, $35.7 million of unrecognized tax benefits that may result in a cash payment have been excluded from the contractual obligations table above. See Note 7 “Income Taxes,” to the consolidated financial statements for a discussion on income taxes.

The total rent expense under all operating leases was approximately $2.8 million, $4.3 million and $4.6 million for fiscal years 2007, 2006 and 2005, respectively.

We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of December 31, 2007.

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

Foreign Exchange Risks

We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have operations in China, Taiwan, Hong Kong, Korea and Canada. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through December 31, 2007 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement over one quarter in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of December 31, 2007, the analysis indicated that these hypothetical market movements could impact our non-operating income (loss), net, by approximately $0.6 million. We have not entered into any currency hedging activities.

Interest Rate Risks

We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. For instance, one percentage point decrease in interest rates would result in approximately a $0.5 million decrease in our annual interest income. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid corporate and governmental notes and bonds with contractual maturities of less than two years. All of the investments in debt securities have been classified as available-for-sale, and on December 31, 2007, the fair market value of our investments approximated their costs.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our investment in a public company. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

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

The following documents are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of ESS Technology, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8(1) present fairly, in all material respects, the financial position of ESS Technology, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 31, 2008

1.	Financial Statements:

ESS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Cash and cash equivalents	$43,110	$33,731
Short-term investments	6,837	10,264
Accounts receivable, net	5,403	9,189
Other receivables	482	1,154
Inventory	7,210	8,278
Prepaid expenses and other assets	823	1,764

Total current assets	63,865	64,380
Property, plant and equipment, net	12,609	16,996
Non-current deferred tax asset	5,874	—
Other assets	9,025	9,052

Total assets	$91,373	$90,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$7,928	$20,404
Income tax payable and deferred income taxes	19	23,001

Total current liabilities	7,947	43,405
Non-current income tax liabilities	35,661	—

Total liabilities	43,608	43,405

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 35,545 and 35,508 shares issued and outstanding at December 31, 2007 and 2006, respectively	176,459	175,528
Accumulated other comprehensive income	845	86
Accumulated deficit	(129,539)	(128,591)

Total shareholders’ equity	47,765	47,023

Total liabilities and shareholders’ equity	$91,373	$90,428

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net revenues:
Product	$67,393	$97,797	$161,921
License and royalty	938	2,668	20,000

Total net revenues	68,331	100,465	181,921
Cost of product revenues	42,597	97,640	169,312

Gross profit	25,734	2,825	12,609
Operating expenses:
Research and development	12,550	36,044	33,983
Selling, general and administrative	18,211	27,566	34,973
Impairment of goodwill and intangible assets	—	—	42,743
Impairment of property, plant and equipment	859	—	—
Gain on sale of technology and tangible assets	(10,481)	—	—

Operating income (loss)	4,595	(60,785)	(99,090)
Non-operating income (loss), net	1,663	(652)	1,316

Income (loss) before income taxes	6,258	(61,437)	(97,774)
Provision for (benefit from) income taxes	3,136	(17,343)	1,779

Net income (loss)	$3,122	$(44,094)	$(99,553)

Net income (loss) per share — basic	$0.09	$(1.14)	$(2.50)

Net income (loss) per share — diluted	$0.09	$(1.14)	$(2.50)

Shares used in per share calculation:
Basic	35,525	38,723	39,781

Diluted	35,527	38,723	39,781

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other	Retained
			Comprehensive	Earnings	Total	Total
	Common Stock		Income	(Accumulated	Shareholders’	Comprehensive
	Shares	Amount	(Loss)	Deficit)	Equity	Income (Loss)
	(In thousands)

Balance at December 31, 2004	39,681	178,030	(174)	15,056	192,912
Issuance of common stock upon exercise of options	52	203	—	—	203
Issuance of common stock for employee stock purchase plan	160	457	—	—	457
Repurchase of common stock	(329)	(1,165)	—	—	(1,165)
Stock-based compensation expense	—	20	—	—	20
Unrealized gain on marketable securities, net of tax	—	—	460	—	460	$460
Net loss	—	—	—	(99,553)	(99,553)	(99,553)

Total comprehensive loss	—	—	—	—	—	$(99,093)

Balance at December 31, 2005	39,564	177,545	286	(84,497)	93,334
Issuance of common stock upon exercise of options	6	17	—	—	17
Issuance of common stock for employee stock purchase plan	123	227	—	—	227
Repurchase of common stock	(4,185)	(5,852)	—	—	(5,852)
Stock-based compensation expense	—	3,591	—	—	3,591
Unrealized loss on marketable securities, net of tax	—	—	(200)	—	(200)	$(200)
Net loss	—	—	—	(44,094)	(44,094)	(44,094)

Total comprehensive loss	—	—	—	—	—	$(44,294)

Balance at December 31, 2006	35,508	$175,528	$86	$(128,591)	$47,023
Issuance of common stock for employee stock purchase plan	37	30	—	—	30
Stock-based compensation expense	—	901	—	—	901
FIN 48 income tax adjustment	—	—	—	(4,070)	(4,070)
Unrealized gain on marketable securities, net of tax	—	—	759	—	759	$759
Net income	—	—	—	3,122	3,122	3,122

Total comprehensive income	—	—	—	—	—	$3,881

Balance at December 31, 2007	35,545	$176,459	$845	$(129,539)	$47,765

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$3,122	$(44,094)	$(99,553)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,567	5,981	6,022
Amortization	—	795	4,321
Write-down of goodwill and intangible assets	—	—	42,743
(Gain) on sale of technology and tangible assets	(10,481)	—	—
Impairment of property plant and equipment	859	—	—
(Gain) loss on sale of property, plant and equipment	192	(234)	(628)
Write-down of equity investments	643	3,534	1,316
Stock-based compensation	901	3,591	20
Changes in assets and liabilities:
Accounts receivables, net	3,786	5,801	6,104
Other receivables	672	4,641	(5,433)
Inventory, net	1,068	4,199	33,192
Prepaid expenses and other assets	960	2,527	(453)
Accounts payable and accrued expenses	(12,476)	(15,512)	(14,730)
Income tax payable and deferred income taxes	2,728	(19,397)	2,103

Net cash used in operating activities	(4,459)	(48,168)	(24,976)

Cash flows from investing activities:
Purchase of property, plant and equipment	(611)	(1,854)	(4,708)
Sale of property, plant and equipment	109	244	1,190
Purchase of short-term investments	(4,791)	(14,420)	(44,135)
Maturities and Sales of short-term investments	8,250	35,365	98,573
Purchase of long-term investments	(500)	—	(282)
Purchase of other assets	—	(458)	—
Sale of technology and tangible assets	11,351	—	—
Refund of acquisition consideration under escrow	—	—	1,946

Net cash provided by investing activities	13,808	18,877	52,584

Cash flows from financing activities:
Repurchase of common stock	—	(5,852)	(1,165)
Issuance of common stock under employee stock purchase plan and stock option plans	30	244	660

Net cash provided by (used in) financing activities	30	(5,608)	(505)

Net increase (decrease) in cash and cash equivalents	9,379	(34,899)	27,103
Cash and cash equivalents at beginning of year	33,731	68,630	41,527

Cash and cash equivalents at end of year	$43,110	$33,731	$68,630

Supplemental disclosure of cash flow information
Cash paid for income taxes	$440	$2,363	$—
Cash refund for income taxes	$10	$698	$491

The accompanying notes are an integral part of these consolidated financial statements.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business

We were incorporated in California in 1984 and became a public company in 1995. We have historically operated in two primary business segments, Video and Digital Imaging, both in the semiconductor industry and serving the consumer electronics and digital media marketplace.

In our Video business, we design, develop and market highly integrated analog and digital processor chips and digital amplifiers. Our digital processor chips drive digital video and audio devices, including DVD players, Video CD (“VCD”) players, consumer digital audio players and digital media players. We continue to sell certain legacy products we have in inventory including chips for use in recordable DVD players, modems, other communication devices and PC audio products. On September 18, 2006 we announced an ongoing strategic review of our operations and business plan. In connection with this strategic review, on November 3, 2006, we licensed to Hangzhou Silan Microelectronics Co., Ltd. (“Silan”) the development, manufacture and sale of our next generation standard definition DVD chips, the Phoenix II and LMX II, and also granted Silan a non-exclusive license for our standard definition DVD technology. Silan has recently notified us, however, that it does not intend to proceed with the development, manufacture and sale of any of the chips or technology we licensed to Silan and we have sent Silan a notice to cure this breach of our agreements. On February 16, 2007, we sold to Silicon Integrated Systems Corporation and its affiliates (“SiS”) our tangible and intangible assets relating to the development of high definition DVD chips based on next generation blue laser technology. Also, in connection with this restructuring strategy, during the first quarter of 2007 we substantially terminated the production and sale of our camera phone image sensors, which were the only remaining products of our Digital Imaging segment. We plan to license our image sensor patents in exchange for royalties, but we will no longer sell imaging sensor semiconductor chips. We continue to design, develop and market highly integrated analog and digital processor chips and digital amplifiers, including chips for standard definition DVD players primarily for the Korean market, and chips for digital audio players and digital media players for all markets. We are now concentrating on our standard definition DVD chip business and evaluating opportunities to develop profitable operations.

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

On February 21, 2008, ESS Technology, Inc., a California corporation (“ESS California”), Echo Technology (Delaware), Inc., a Delaware corporation and a wholly owned subsidiary of ESS California (“Delaware Merger Subsidiary”), Semiconductor Holding Corporation, a Delaware corporation and wholly owned subsidiary of Imperium Master Fund, Ltd. (“Parent”), and Echo Mergerco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which (i) ESS California will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Delaware Merger Subsidiary (the “Reincorporation Merger”), the separate corporate existence of ESS California shall cease and Delaware Merger Subsidiary shall be the successor or surviving corporation of the merger (“ESS Delaware”), and (ii) following the Reincorporation Merger, Merger Subsidiary will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including the consummation of the Reincorporation Merger, merge with and into ESS Delaware (the “Merger”), the separate corporate existence of Merger Subsidiary shall cease and ESS Delaware shall be the successor or surviving corporation of the merger and wholly owned subsidiary of the Parent.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon the consummation of the Reincorporation Merger, ESS California will become a Delaware corporation, each share of ESS California common stock will be converted into one share of ESS Delaware common stock and each option to acquire ESS California common stock granted pursuant to ESS California’s stock plans and outstanding immediately prior to the consummation of the Reincorporation Merger, whether vested or unvested, exercisable or unexercisable, will be automatically converted into the right to receive an option to acquire one share of ESS Delaware common stock for each share of ESS California common stock subject to such option, on the same terms and conditions applicable to the option to purchase ESS California common stock (each, an “ESS Delaware Option”).

Upon the consummation of the Merger, (i) ESS Delaware will become a wholly owned subsidiary of Parent and (ii) each share of ESS Delaware common stock will be converted into the right to receive $1.64 in cash, unless the stockholder properly exercises appraisal rights. In addition, each ESS Delaware Option, whether vested or unvested, exercisable or unexercisable, will be converted into the right to receive an amount in cash equal to the product obtained by multiplying (x) the aggregate number of shares of ESS Delaware common stock subject to such ESS Delaware Option and (y) the excess, if any, of the Merger Consideration less the exercise price per share of ESS Delaware common stock subject to such ESS Delaware Option, after which it shall be cancelled and extinguished.

The parties to the Merger Agreement intend to consummate the Merger as soon as practicable after the Reincorporation Merger and ESS California will not consummate the Reincorporation Merger unless the parties are in a position to consummate the Merger. ESS California and Delaware Merger Subsidiary have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding operation of the business of ESS California and its subsidiaries, including Delaware Merger Subsidiary, prior to the closing and covenants prohibiting ESS California from soliciting, or providing information or entering into discussions regarding, proposals relating to alternative business combination transactions, except in limited circumstances to permit the board of directors of ESS California to comply with its fiduciary duties under applicable law.

The transactions contemplated by the Merger Agreement are subject to ESS California shareholder approval, delivery of ESS California’s audited financial statements for the year ended December 31, 2007 and other customary closing conditions. The Merger Agreement contains certain termination rights for both ESS California and Parent and further provides that, upon termination of the Merger Agreement under certain circumstances, ESS California may be obligated to pay Parent a termination fee of $1,981,000 plus reimbursement of Parent’s and its affiliates’ reasonable expenses incurred in connection with the transactions contemplated by the Merger Agreement up to, but not in excess of, $500,000.

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

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Foreign Currency Translation

Our subsidiaries primarily use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting transaction gains and losses are recorded as non-operating income (loss), net in the Consolidated Statement of Operations as incurred and were $0.3 million, $0.2 million and $(0.1) million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Revenue Recognition

Revenue is primarily generated by product sales and is recognized at the time of shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured, except for products sold to certain distributors with certain rights of return for unsold products and rights to pricing adjustments, in which case, revenue is deferred until such a distributor resells the products to a third party. Such deferred revenue related to distributor sales, net of deferred cost of goods sold are recorded as deferred margin included in accrued expenses on our balance sheets. License and royalty revenue is recognized as the services provided have been completed, or based on the units sold and reported to us by the third party licensee provided collection of the resulting receivable is reasonably assured.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

Net Income(Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average number of outstanding shares of common stock plus potential dilutive shares. Potential dilutive shares consist of stock options using the treasury stock method based on the average stock price for the period. The calculation of diluted net income (loss) per share excludes potential dilutive shares if the effect is anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company began accounting for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” (“SFAS No. 123(R)”), which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions for SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life. We elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R).

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

	Year-Ended December 31,
	2007	2006	2005
	(In thousands)

Beginning balance	$254	$506	$324
Accrual for warranty during the year	(87)	47	406
Settlements made during the year	(7)	(299)	(224)

Ending balance	$160	$254	$506

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

For a discussion of significant customers and distributors, see Note 13, “Business Segment Information and Concentration of Certain Risks.”

A substantial portion of our net revenues has been derived from sales to a small number of customers. Sales to our top five end-customers accounted for approximately 66% of our net revenues in 2007 compared to 55% of our net revenues in 2006. See Note 13, “Business Segment Information and Concentration of Certain Risks.”

We believe that the concentration of credit risk on accounts receivable is substantially mitigated by our evaluation process and relatively short collection terms. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended as necessary but generally require no collateral. We maintain an allowance for potential credit losses. In estimating the allowance, we take into consideration the overall quality and aging of the receivable portfolio and specifically identified customer risks. Through December 31, 2007 credit losses have been within our expectations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 29, 2007, we did not have any minority interests. The adoption of SFAS No. 160 is not expected to impact our consolidated financial statements.

Note 3.	Balance Sheet Components

	December 31,
	2007	2006
	(In thousands)

Accounts receivable, net:
Accounts receivable	$5,526	$9,465
Less: Allowance for doubtful accounts	(123)	(276)

	$5,403	$9,189

Other receivables:
Insurance	$362	$966
Other	120	188

	$482	$1,154

Inventories:
Raw materials	$1,531	$1,210
Work-in-process	957	758
Finished goods	4,722	6,310

	$7,210	$8,278

During the years ended December 31, 2007, 2006 and 2005, we recognized approximately $6.2 million, $6.2 million and $5.2 million, respectively, of net revenue on products for which the inventory costs were fully reserved in a prior year. Further, during the years ended December 31, 2007, 2006 and 2005, we provided new or increased inventory reserves of approximately $1.3 million, $14.6 million and $7.5 million, respectively, on other unsold products in inventory. As of December 31, 2006, we had accrued approximately $3.1 million as non-cancelable, adverse purchase order commitments. Of this amount, $1.5 million was released to cost of product revenues in 2007 when it was determined that payment would not be required.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid expenses and other assets:
Prepaid insurance	$419	$527
Prepaid maintenance	215	327
Prepaid royalty	84	713
Other	105	197

	$823	$1,764

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	23,865	24,679
Machinery and equipment	35,341	37,260
Furniture and fixtures	20,661	23,607

	82,727	88,406
Less: Accumulated depreciation and amortization	(70,118)	(71,410)

	$12,609	$16,996

Long-term other assets:
Investments — Best Elite (Note 5)	$6,857	$7,000
Investments — Marketable securities	2,071	1,344
Other	97	708

	$9,025	$9,052

Accounts payable and accrued expenses:
Accounts payable	$3,194	$6,167
Accrued compensation costs	2,272	6,057
Accrued commission and royalties	282	281
Deferred revenue related to distributor sales, net of deferred cost of goods sold	250	216
Non-cancelable, adverse purchase order commitments	39	3,077
Deposit from SiS	—	1,500
Other accrued liabilities	1,891	3,106

	$7,928	$20,404

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Marketable Securities

The amortized costs and estimated fair value of securities available-for-sale as of December 31, 2007 and December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2007	Cost	Gains	(Loss)	Fair Value
	(In thousands)

Money market funds	$100	$—	$—	$100
Time deposit	3,200	—	—	3,200
Corporate debt securities	23,775	11	(7)	23,779
Corporate equity security	1,233	838	—	2,071
Government agency bonds	10,958	3	—	10,961

Total available-for-sale	$39,266	$852	$(7)	$40,111

Classified as:
Cash equivalents				$31,203
Short-term marketable securities				6,837
Long-term marketable securities				2,071

				$40,111

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2006	Cost	Gains	(Loss)	Fair Value
	(In thousands)

Money market funds	$3,363	$—	$—	$3,363
Time deposit	2,800	—	—	2,800
Corporate debt securities	17,203	2	(3)	17,202
Corporate equity security	1,233	111	—	1,344
Government agency bonds	6,676	1	(21)	6,656

Total available-for-sale	$31,275	$114	$(24)	$31,365

Classified as:
Cash equivalents				$19,757
Short-term marketable securities				10,264
Long-term marketable securities				1,344

				$31,365

The contractual maturities of debt securities classified as available-for-sale as of December 31, 2007, are as follows:

Estimated
December 31, 2007	Fair Value
(In thousands)

Maturing in 90 days or less	$31,103
Maturing between 90 days and one year	6,014
Maturing in more than one year	823

Total available-for-sale debt securities	$37,940

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Even though certain stated maturity dates of these investments exceed one year beyond the balance sheet dates, we have classified all marketable debt investments as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” we view our available-for-sale portfolio as available for use in our current operations. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs. Gross realized gains and gross realized losses for the twelve months ended December 31, 2007, 2006 and 2005 were not material to our financial position or results of operations.

Long-term marketable securities consists of our investment in MosChip Semiconductor Technology Limited (“MosChip”). In April 2002, we acquired 1,600,000 shares of MosChip common stock for approximately $1,012,000 in cash. In December 2003, we acquired an additional 500,000 shares for approximately $298,000. In July 2004, we acquired an additional 229,092 shares for approximately $176,000. Our total investments represent approximately a 5% equity interest in MosChip on a fully diluted basis. MosChip is a publicly traded company based in Hyderabad, India, specializing in designing, manufacturing and marketing very large integrated circuits (“ICs”), with particular focus on consumer and data communication ICs. Due to a decrease in the fair market value of Moschip common stock that we considered to be other than temporary, in the second quarter of 2006 we wrote down our investment to $1,233,000 and recorded a corresponding charge of $252,000 to non-operating income (loss), net. During the year ended December 31, 2007, the Company recorded an unrealized gain of $727,000.

Note 5.	Investments in Equity Securities

In January 2003, we acquired 4,545,400 shares of Convertible Non-Cumulative Preference Series B shares of Best Elite International Limited (“Best Elite”) for approximately $5,000,000 in cash. In January 2004, we acquired an additional 4,545,455 shares for approximately $5,000,000 in cash, on the same terms and price as the initial investment. Our investments represent approximately 1.3% equity interest in Best Elite on a fully diluted basis. Best Elite is a privately held company organized under the laws of the British Virgin Islands as an investment vehicle primarily for the purposes of operating a semiconductor foundry in China. During the year ended December 31, 2006, we wrote down the investment to $7,000,000, which represented our equity interest in Best Elite’s book value. A similar write down of the investment to $6,857,000 was recorded in 2007. We believe that book value represents fair value.

Note 6.	Non-Operating Income (Loss), Net

The following table lists the major components of Non-Operating Income (Loss):

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Interest income	$1,987	$2,611	$2,212
Income on other investments	—	—	102
Impairment of investments	(643)	(3,534)	(1,316)
Vialta rental income	—	17	345
Other	319	254	(27)

Total non-operating income (loss)	$1,663	$(652)	$1,316

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Income Taxes

Income (loss) before provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Domestic	$(2,532)	$(3,701)	$(51,289)
Foreign	8,790	(57,736)	(46,485)

	$6,258	$(61,437)	$(97,774)

Provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$2,382	$(15,715)	$1,859
State	2	(2,213)	(369)
Foreign	(39)	531	540

	2,345	(17,397)	2,030

Deferred
Federal	791	54	(708)
State	—	—	457

	791	54	(251)

Total	$3,136	$(17,343)	$1,779

Reconciliation between the provisions for (benefit from) income taxes computed at the federal statutory rate of 35% and the provision for (benefit from) income taxes is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Provision (benefit) at statutory rate	$2,190	$(21,503)	$(34,221)
Tax expense related to foreign jurisdictions	(2,604)	6,710	25,935
State income taxes, net of federal tax benefit	340	(3,250)	(5,299)
General business credit	—	(497)	(1,882)
Impairment of goodwill	—	—	16,745
Stock- based compensation	255	949
Interest expense	2,233	—	—
Change in Valuation Allowance	777	685	1,536
Other	(55)	(437)	(1,035)

Provision for (benefit from) income taxes	$3,136	$(17,343)	$1,779

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2007	2006
	(In thousands)

Current:
Accrued liabilities and reserves	$368	$1,163
Unrealized gains/losses on investments	660	660
Other	—	15

Current deferred tax assets	$1,028	$1,838

Non-current:
Depreciation and amortization	$3,766	$3,818
Net operating loss carryforwards	328	21,468
Credit carryforwards	2,113	8,249
Stock based compensation	200	357

Non-current deferred tax assets	6,407	33,892

Total deferred tax assets	7,435	35,730
Valuation allowance	(1,561)	(34,497)

Net deferred tax assets	$5,874	$1,233

As of December 31, 2007, state net operating loss carryforwards for income tax purposes were approximately $6.2 million. If not utilized, the state net operating loss carryforwards will begin to expire in 2016. The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $0.4 million and $2.6 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2016, while the state credits may be carried forward indefinitely. Utilization of these state net operating loss and federal and state tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

We have evaluated our deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. As of December 31, 2007, management has concluded that it is more likely than not that the Company’s $5.8 million of net deferred tax assets will be realized.

We have not provided for U.S. federal income and state income taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2007, because such earnings are intended to be reinvested in the operations and potential acquisitions of our international subsidiaries indefinitely. Upon distribution of those earnings in the form of dividends of otherwise, we would be subject to applicable U.S. federal and state income taxes; however, it is not practicable to determine the amount of this liability.

Uncertain Income Tax Positions

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of adopting FIN No. 48 was an increase of $4.1 million as a credit to tax liabilities and an increase to the January 1, 2007 accumulated deficit balance. Upon adoption, the tax liability at January 1, 2007 was $33.6 million, which includes $24.1 million that was reclassified from current to non-current liabilities because payment of cash was not anticipated within one year of the balance sheet.

A reconciliation of the beginning and ending amount of the unrecognized income tax benefits during the tax year ended December 31, 2007 is as follows:

Year Ended
December 31,
2007
(In thousands)

Balance at January 1, 2007	$78,323
Additions for tax positions related to 2007	670
Additions for tax positions of prior years	148
Reductions for tax positions of prior years	—
Settlements	(155)
Lapse of statutes of limitations	—

Balance at December 31, 2007	$78,986

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $23.0 million as of December 31, 2007 and $23.3 million as of January 1, 2007. We do not believe that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 31, 2007, we had approximately $4.1 million and $6.2 million of accrued interest related to uncertain tax positions, respectively.

Our only major tax jurisdictions are the United States, California, and Hong Kong. The tax years 2003 through 2007 remain open and subject to examination by the appropriate governmental agencies in the U.S., 2003 through 2007 in California, and 2000 through 2007 in Hong Kong.

Note 8.	Impairment of Property, Plant and Equipment

In connection with the strategic review of operations and business plan announced in September 2006, we substantially terminated the operations of our camera phone image sensor business during the first quarter of 2007. As a result, we have recorded a $0.9 million impairment charge for property, plant and equipment related to our image sensor business.

Note 9.	Gain on Sale of Technology and Tangible Assets

On February 16, 2007, we entered into asset purchase agreements with SiS, pursuant to which we transferred employees, sold certain tangible assets, and sold and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for aggregate proceeds of approximately $13.5 million. Of this amount, $9.5 million was received during the first quarter of 2007, and $2.0 million was received during the second quarter of 2007. The remaining $2.0 million is to be paid on or about August 16, 2008 subject to adjustment upon settlement of any escrow claims by SiS. The gain recognized during the year ended December 31, 2007 includes the proceeds received, net of the book value of assets sold of $870,000 and certain transaction expenses related to the sale to SiS amounting to $149,000. We have not recognized any revenue related to HD-DVD or Blu-ray DVD products in any period.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) requires us to report both basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding excluding contingently assumable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

The following tables set forth the computation of net income (loss) per share of common stock:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Numerator:
Net income (loss) available to common stockholders	$3,122	$(44,094)	$(99,553)
Denominator:
Weighted shares outstanding used for net income (loss) per share:
Basic	35,525	38,723	39,781
Dilutive impact of stock options and ESPP	2	—	—

Diluted	35,527	38,723	39,781

For the year ending December 31, 2007, options representing 5,079,000 equivalent shares were excluded from the earnings per share calculation as they were anti-dilutive. Because we incurred net losses during the years ended December 31, 2006 and 2005, options for approximately 7,287,000 and 9,753,000 shares were excluded from the calculation of net loss per share.

Note 11.	Shareholders’ Equity

Common Stock

Stock Repurchase

From time-to-time our Board of Directors has authorized management, at their discretion, to repurchase shares of our common stock on the open market as conditions warrant.. During the year ended December 31, 2006, we repurchased 4,185,000 shares of our common stock for an aggregate price of $5.9 million at market prices ranging from $0.97 to $3.52 per share. We did not repurchase any shares in 2007. Upon repurchase, all shares are retired and no longer deemed outstanding.

On February 16, 2007, our Board of Directors authorized us to repurchase an additional 5 million shares of our common stock, in addition to all shares that remain available for repurchase under previously announced programs, on the same terms and conditions as these prior repurchase programs. To date, we have not repurchased any shares under the February 16, 2007 repurchase program.

As of December 31, 2007, management was authorized to repurchase an aggregate of 5,688,000 shares. There is no stated expiration for this program.

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

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This plan is no longer active and we will no longer issue options under this plan. The 1995 Plan terminated in July 2005; however, outstanding options issued under this plan will remain exercisable until they expire.

1995 Employee Stock Purchase Plan

In August 1995, we adopted the 1995 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved a total of 225,000 shares of our common stock for issuance thereunder. The Purchase Plan, as most recently amended on May 29, 2003, authorizes the aggregate issuance of 1,425,000 shares under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of the offering period or on the purchase date. The Purchase Plan provides a 24-month rolling period beginning on each enrollment date and the purchase price is automatically adjusted to reflect the lower enrollment price. As of December 31, 2007, 1,293,000 shares have been issued under this plan.

1995 Directors Stock Option Plan

In August 1995, we adopted the 1995 Directors Stock Option Plan (the “Directors Plan”) and reserved a total of 300,000 shares of our common stock for issuance thereunder. The Directors Plan, as amended in April 2001, authorizes the issuance of 600,000 shares. The Directors Plan allows for granting of stock options to non-employee members of the Board of Directors of the Company. The plan was amended as of July 24, 2004 to extend the termination date from 2005 to 2015 and increase the number of authorized shares by 400,000. The plan was amended as of November 23, 2004 to provide a 3-year post-termination exercise period for termination of service for any reason by a non-employee director.

1997 Equity Incentive Plan

In May 1997, we adopted the 1997 Equity Incentive Plan (the “1997 Incentive Plan”) and reserved a total of 3,000,000 shares of our common stock for issuance thereunder. The 1997 Incentive Plan, as most recently amended in May 2003, authorizes the issuance of 13,000,000 shares. The terms of the 1997 Incentive Plan are similar to those of the 1995 Incentive Plan outlined above. This plan is no longer active and we will no longer issue options under this plan. The 1997 Plan terminated in April 2007; however, outstanding options issued under this plan will remain exercisable until they expire.

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

Note 12.	Stock-Based Compensation

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

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS No. 123(R)

We elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recorded under SFAS No. 123(R) for the year ended December 31, 2007 and 2006 was $0.9 million and $3.6 million, respectively. Stock-based compensation expense recorded during the year ended December 31, 2005 was not significant.

The effect of recording stock-based compensation for 2007 and 2006 were as follows (in thousands, except per share data):

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
	(In thousands)

Stock-based compensation expense by type of award:
Employee stock options:
Cost of product revenues	$31	$210
Research and development	387	1,700
Selling, general and administrative	453	1,527
Employee stock purchase plan:
Selling, general and administrative	30	154

Total stock-based compensation	901	3,591
Tax effect on stock-based compensation	—	—

Net effect on net income (loss)	$901	$3,591

During the year ended December 31, 2007, we granted approximately 226,000 stock options with an estimated total grant-date fair value of $129,000. As of December 31, 2007, total unrecognized stock-based compensation cost related to stock options was $245,000 after estimated forfeitures, which will be recorded as compensation expense over an estimated weighted average period of approximately one year. During the year ended December 31, 2006, we granted approximately 293,000 stock options with an estimated total grant-date fair value of $381,000.

No stock based compensation costs were capitalized as inventory at December 31, 2007 and 2006 because the amounts were not material.

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

Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2007 and 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock options granted subsequent to January 1, 2006 based on the

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2007 and 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 123 for the prior periods, the Company accounted for forfeitures as they occurred.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Years Ended December 31,
	2007	2006	2005

Stock option plans:
Expected life (in years)	3.16	3.79	2.31
Expected stock price volatility	62%	71%	83%
Risk-free interest rate	4.2%	4.6%	3.7%
Expected dividend yield	0%	0%	0%
Stock purchase plan:
Expected life (in years)	1.0	1.0	1.0
Expected stock price volatility	61%	69%	76%
Risk-free interest rate	4.3%	5.1%	4.0%
Expected dividend yield	0%	0%	0%

We have several equity incentive plans that are intended to attract and retain qualified management, technical and other employees, and to align stockholder and employee interests as detailed in Note 11. These equity incentive plans provide that non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Through December 31, 2007, we have only granted stock options under our various plans. These stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of our common stock at the grant date.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Activity

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted
		Weighted	Average
	Options	Average	Contractual
	Outstanding	Exercise Price	Term
	(In thousands)

Balances at December 31, 2004	5,562	$7.29
Granted	5,284	4.06
Exercised	(52)	3.86
Forfeited	(1,041)	7.73
Expired	—	—

Balances at December 31, 2005	9,753	$5.51
Granted	293	2.33
Exercised	(6)	2.66
Forfeited	(1,123)	4.82
Expired	(1,630)	5.86

Balances at December 31, 2006	7,287	$5.40
Granted	226	1.24
Forfeited	(465)	4.78
Expired	(3,689)	5.11

Balances at December 31, 2007	3,359	5.53	6.13

Fully vested and exercisable at December 31, 2007	2,957	5.95	5.80
Expected at December 31, 2007 to vest in the future	375	2.53	8.56

At December 31, 2007, we had an aggregate of 2,051,000 options available to grant. The aggregate intrinsic value of options vested and expected at December 31, 2007 to vest in the future, based on our closing stock price of $1.33 as of December 31, 2007, was approximately $43,000.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the year ended December 31, 2007 and 2006 were $0.57 and $1.30 per share, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $7,000. There were no stock option exercised during the year ended December 31, 2007. The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2006 was $17,000. In connection with these exercises, we realized no tax benefits.

We settle employee stock option exercises with newly issued common shares.

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123. The pro forma information for the year ended December 31, 2005 as follows (in thousands, except per share data):

Year Ended
December 31,
2005

Net loss — as reported	$(99,553)
Stock based compensation expense related to non-employees included in reported net loss	20
Stock based compensation determined under fair value based method for all awards, net of tax	(8,593)

Pro forma net loss	$(108,126)

Net loss per share — basic and diluted:
As reported	$(2.50)
Pro forma	$(2.72)

Note 13.	Business Segment Information and Concentration of Certain Risks

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

The following table summarizes revenue percentages by major product categories:

	Percentage of Net
	Revenues for Years
	Ended December 31,
	2007	2006	2005

Video business:
DVD	79%	68%	57%
VCD	7%	18%	17%
License and Royalty	1%	2%	11%
Other	13%	7%	3%

Total Video business	100%	95%	88%
Digital Imaging business	0%	5%	12%

Total	100%	100%	100%

DVD revenue includes revenue from sales of DVD decoder chips, integrated encoder and decoder chips and non-integrated encoder and decoder chipsets. VCD revenue includes revenue from sales of VCD chips. Royalty and License revenue consists of revenue from license of DVD Technology to MediaTek, Silan and from license of TV

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We evaluate operating segment performance based on net revenues and operating income (loss) of our segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. Information about reported segments follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net revenues:
Video	$68,153	$95,736	$159,522
Digital Imaging	178	4,729	22,399

Total net revenues	$68,331	$100,465	$181,921

Segment operating income (loss):
Video	$17,830	$(36,089)	$(15,176)
Digital Imaging	(2,427)	(12,388)	(25,159)

Total segment operating income (loss)	$15,403	$(48,477)	$(40,335)

The following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Segment operating income (loss)	$15,403	$(48,477)	$(40,335)
Unallocated corporate expenses	(10,808)	(12,308)	(16,012)
Impairment of goodwill and intangible assets	—	—	(42,743)

Operating income (loss)	$4,595	$(60,785)	$(99,090)

Geographic Information

We sell and market to leading consumer OEMs worldwide. International sales comprise substantially all of our revenues. The following schedule of geographic location of our revenues for 2007, 2006 and 2005 was based upon destination of the shipment. Thus, our sales to our current and former distributors, CKD and FE Global, were categorized as sales to Hong Kong, even though CKD and FE Global eventually sell products to other parts of China. The following table summarizes net revenue and long-lived assets for the years ended December 31, 2007, 2006 and 2005:

		Property,
		Plant,
	Net	and
	Revenue	Equipment
	(In thousands)

Year Ended December 31, 2007
United States	$57	$11,941

Canada	—	458
Hong Kong	21,425	—
Taiwan	19,984	—
Japan	5,186	—
China (excluding Hong Kong)	5,948	70

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Property,
		Plant,
	Net	and
	Revenue	Equipment
	(In thousands)

Korea	7,983	86
Indonesia	5,474	—
Austria	1,332	—
Rest of the world	942	54

Total foreign	68,274	668

Total	$68,331	$12,609

Year Ended December 31, 2006
United States	$59	$15,663

Canada	—	355
Hong Kong	44,577	—
Taiwan	18,360	96
Japan	9,708	—
China (excluding Hong Kong)	2,363	292
Korea	15,053	156
Turkey	2,484	—
Singapore	2,997	—
Rest of the world	4,864	434

Total foreign	100,406	1,333

Total	$100,465	$16,996

Year Ended December 31, 2005
United States	$499

Hong Kong	72,220
Taiwan	44,089
Japan	16,297
China (excluding Hong Kong)	1,439
Korea	29,659
Turkey	8,337
Singapore	2,221
Rest of the world	7,160

Total foreign	181,422

Total	$181,921

Significant Customers and Distributors

We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. FE Global (China) Limited (“FE Global”) was our largest distributor. On August 31, 2007, our distribution agreement with FE Global was terminated. On August 31, 2007, we signed a new distribution agreement with CKD (Hong Kong) High Tech Company Limited (“CKD”) who will perform similar functions as those previously provided by FE Global. We work directly with many of our customers in Hong Kong and China on product design and development. Whenever one of these customers buys our products; however, the order is processed through our distributor, which functions much like a trading company. Our distributor manages the order processing, arranges shipment into China and Hong Kong, manages the letters of credit, and provides credit and collection expertise and services. The title and risk of loss for the inventory are transferred to the distributor upon shipment of inventory and the distributor is legally responsible to pay our invoices regardless of when the inventories are sold to end-customers. During the year ended December 31, 2007, 2006, and

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, FE Global accounted for approximately 18%, 32%, and 37% of our net revenues, respectively. In addition to FE Global, Weikeng Industrial Company, Ltd (“Weikeng”), our other distributor, accounted for approximately 11% of our net revenues in 2007 and less than 10% in 2006 and 2005. Revenues on sales to FE Global, CKD and Weikeng are deferred until the products are subsequently sold to end-customers.

The following table sets forth end-customers representing greater than 10% of net revenues:

	Year Ended December 31,
	2007	2006	2005

Samsung Electronics Company	31%	13%	11%
LG International Corporation	16%	15%	15%
Xing Qiu	10%	—	—
ATLM (Eastech)	—	—	10%

Customers representing greater than 10% of gross accounts receivable were:

	Year Ended December 31,
	2007	2006

LG International Corporation	34%	20%
Samsung Electronics Company	32%	14%
Weikeng Industrial Company, Ltd	12%	—
Universe Electron Corporation	—	11%

Note 14.	Related Party Transactions with Vialta, Inc.

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

Our former Chairman of the Board of Directors, Fred S.L. Chan, is the chairman of Vialta and acquired Vialta through a going-private transaction in October 2005. In addition to the lease we had with Vialta, from time-to-time, we also sold semiconductor products and provided certain services to Vialta. The following is a summary of major transactions between Vialta and us for the periods presented:

	Transactions Between
	ESS and Vialta
	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Lease charges to Vialta under Real Estate Matters Agreement	$—	$15	$346
Products sold to Vialta	—	—	12
Products purchased from Vialta	—	—	(31)
Selling, general, administrative and other services provided to Vialta, net of charges from Vialta	—	(1)	4

Total charges to Vialta, net of charges from Vialta	$—	$14	$331

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 31,
	2007	2006

Receivable from Vialta	$—	$—

Note 15.	Commitments and Contingencies

The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of December 31, 2007:

	Payment Due by Periods
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations	$982	$982	—	—	—
Purchase order commitments	8,918	8,918	—	—	—

Total	$9,900	$9,900	—	—	—

As of December 31, 2007, our commitments to purchase inventory from the third-party contractors aggregated approximately $4.6 million. Additionally, as of December 31, 2007, commitments for service, license and other operating supplies totaled $4.3 million

The total rent expense under all operating leases was approximately $2.8 million, $4.3 million and $4.6 million for fiscal years 2007, 2006 and 2005, respectively.

We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of December 31, 2007.

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

Legal Proceeding

On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, a series of putative federal class action lawsuits were filed against us in the United States District Court, Northern District of California. The complaints alleged that we and certain of our present and former officers and directors made misleading statements regarding our business and failed to disclose certain allegedly material facts during an alleged class period of January 23, 2002 through September 12, 2002, in violation of federal securities laws. These actions were consolidated under the caption “In re ESS Technology Securities Litigation.” The plaintiffs sought unspecified damages on behalf of the putative class. Plaintiffs amended their consolidated complaint on November 3, 2003, which we then moved to dismiss on December 18, 2003. On December 1, 2004, the Court granted in part and denied in part our motion to dismiss, and struck from the complaint allegations arising prior to February 27, 2002. On December 22, 2004, based on the Court’s order, we moved to strike from the complaint all remaining claims and allegations arising prior to September 10, 2002. On February 22, 2005, the

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court granted our motion in part and struck all remaining claims and allegations arising prior to August 1, 2002 from the complaint. In an order filed on February 8, 2006, the Court certified a plaintiff class of all persons and entities who purchased or otherwise acquired the Company’s publicly traded securities during the period beginning August 1, 2002, through and including September 12, 2002 (the “Class Period”), excluding officers and directors of the Company, their families and families of the defendants, and short-sellers of the Company’s securities during the Class Period. On March 24, 2006, plaintiff filed a motion for leave to amend their operative complaint, which the Court denied on May 30, 2006. Trial was tentatively set for January 2008. On November 12, 2006, the parties attended a mediation at which they agreed to settle the litigation for $3.5 million (to be paid by defendants’ insurance carriers), subject to appropriate documentation by the parties and approval by the Court. The Stipulation of Settlement and Release was filed with the Court on April 30, 2007. On May 8, 2007, the Court issued an order preliminarily approving the settlement and providing for class notice. At a fairness hearing on July 27, 2007, having received no objections to the settlement and no requests for exclusion, the Court entered a Final Judgment and Order of Dismissal With Prejudice as to all defendants. The time for appeal from the Final Judgment and Order of Dismissal With Prejudice has now passed. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $3.5 million loss for the settlement during the quarter ended March 31, 2007. In addition, a receivable from our insurance carriers was also recorded for the same amount, plus recoverable legal fees. Accordingly, there is no impact to the statement of operations because the amount of the settlement, including legal expenses, and the insurance recovery offset each other. The settlement was completed during the year ended December 31, 2007.

On September 12, 2002, following the same downward revision of revenue and earnings holders of our common stock, purporting to represent us, filed a series of derivative lawsuits in California state court, County of Alameda, against us as a nominal defendant and against certain of our present and former directors and officers as defendants. The lawsuits alleged certain violations of the federal securities laws, including breaches of fiduciary duty and insider trading. These actions were consolidated as a Consolidated Derivative Action with the caption “ESS Cases.” The derivative plaintiffs sought compensatory and other damages in an unspecified amount, disgorgement of profits, and other relief. On March 24, 2003, we filed a demurrer to the consolidated derivative complaint and moved to stay discovery in the action pending resolution of the initial pleadings in the related federal action, described above. The Court denied the demurrer but stayed discovery. That stay was then lifted in light of the procedural progress of the federal action. The parties reached an agreement in principle to settle the litigation in exchange for certain minor modifications of the Company’s internal policies and payment of plaintiffs’ attorneys fees not to exceed $200,000 (to be paid by defendants’ insurance carriers). The agreement in principle to settle the litigation was then documented and finalized by the parties and submitted to the Court for approval. On October 1, 2007, the Stipulation and Agreement of Settlement became binding upon the Court’s entry of a final Judgment of Dismissal with prejudice as to all defendants in the action, subject to appeal as required by applicable state law. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $200,000 loss for the proposed settlement in the quarter ended June 30, 2007, as management has determined this amount probable of payment and reasonably estimable. In addition, because recovery from the insurance carriers is probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amount of the settlement and the insurance recovery offset each other.

On October 4, 2006, Ali Corporation (“Ali”) filed a lawsuit in Alameda County Superior Court against the company that alleged claims for breach of contract, common counts, quantum meruit, account stated and for an open book account. All of the claims arose from a Joint Development Agreement between the company and Ali, originally entered into on December 14, 2001 and subsequently amended on several occasions. Ali’s complaint sought damages in the amount of $2.5 million. The company answered Ali’s complaint and on April 6, 2007 the

ESS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parties settled this matter in the course of a formal mediation. A Settlement Agreement was executed whereby the Company has settled the case by paying $1.7 million to Ali during the year ended December 31, 2007.

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

We have a 401(K) Plan (the “401(K) Plan”), which covers substantially all employees. Each eligible employee may elect to contribute to the 401(K) Plan, through payroll deductions, up to 25% of their compensation, subject to current statutory limitations. We made no contributions through December 31, 2007.

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

	2006					2007
	Mar. 31	Jun. 30	Sept. 30		Dec. 31	Mar. 31		Jun. 30		Sept. 30	Dec. 31
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues:
Product	$26,886	$29,066	$23,190		$18,655	$16,991		$17,179		$17,570	$15,658
License and royalty	—	—	4		2,664	781		5		109	38

Total net revenues	26,886	29,066	23,194		21,319	17,772		17,184		17,679	15,696
Cost of product revenues	24,523	28,354	27,219		17,544	10,400		12,514		10,817	8,865

Gross profit (loss)	2,363	712	(4,025)		3,775	7,372		4,670		6,862	6,831
Operating expenses:
Research and development	9,597	9,941	8,691		7,815	4,591		2,570		2,734	2,655
Selling, general and administrative	7,999	7,045	7,567		4,955	4,940		4,738		3,962	4,572
Impairment of property, plant and equipment	—	—	—		—	859	(b)	—		—	—
Gain on sale of technology and intangible assets	—	—	—		—	(8,481	)(c)	(2,000	)(c)	—	—

Operating income (loss)	(15,233)	(16,274)	(20,283)		(8,995)	5,463		(638)		166	(396)
Non-operating income (loss), net	476	883	505		(2,516)	(86)		580		540	629

Income (loss) before income taxes	(14,757)	(15,391)	(19,778)		(11,511)	5,377		(58)		706	233
Provision for (benefit from) income taxes	(687)	(167)	(15,411	)(a)	(1,078)	774		606		800	956

Net income (loss)	$(14,070)	$(15,224)	$(4,367)		$(10,433)	$4,603		$(664)		$(94)	$(723)

Net income (loss) per share — basic and diluted	$(0.36)	$(0.39)	$(0.11)		$(0.28)	$0.13		$(0.02)		$(0.00)	$(0.02)

Shares used in per share calculation:
Basic	39,122	39,150	39,177		37,450	35,508		35,522		35,529	35,540

Diluted	39,122	39,150	39,177		37,450	35,508		35,522		35,529	35,540

(a)	Benefit from income taxes includes a favorable tax adjustment of $14.9 million.

(b)	See Note 8, “Impairment of Property, Plant and Equipment.”

(c)	See Note 9, “Gain on Sale of Technology and Tangible Assets.”

3.	Financial Statement Schedule:

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		Ending of
	of Period	Expenses	Deductions	Period
	(In thousands)

Year Ended December 31, 2007
Allowance for doubtful accounts	$276	$8	$161	$123
Allowance for sales returns and warranty reserve	$365	$10	$121	$254
Year Ended December 31, 2006
Allowance for doubtful accounts	$449	$(169)	$4	$276
Allowance for sales returns and warranty reserve	$742	$(67)	$310	$365
Year Ended December 31, 2005
Allowance for doubtful accounts	$787	$—	$338	$449
Allowance for sales returns and warranty reserve	$757	$601	$616	$742

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements under Item 8, Part III of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 12a-15. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

None.

PART III

Certain information required by Part III is omitted from this Report and is incorporated by reference from the proxy statement/prospectus for our annual and special meeting of shareholders to be held in 2008 (the “Proxy Statement”) to be filed with the Securities and Exchange Commission.

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

The following table summarizes information with respect to options under our equity compensation plans at December 31, 2007:

Equity Compensation Plan Information(1)

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
	Options, Warrants	Warrants and	Reflected in
Plan Category	and Rights(a)	Rights(b)	Column(a)(b)

Equity compensation plans approved by security holders	2,726,398	$5.95	831,243	(2)
Equity compensation plans not approved by security holders	633,219	$3.70	1,352,451

Total	3,359,617	$5.52	2,183,694

(1)	Includes only options outstanding under ESS’ stock option plans, as no stock warrants or rights were outstanding as of December 31, 2007.

(2)	Includes 132,493 shares of common stock reserved for future issuance under the ESS Technology, Inc. 1995 Employee Stock Purchase Plan.

The equity compensation plans not approved by security holders have generally the same features as those approved by security holders. For further details regarding ESS’ equity compensation plans, see Note 11, “Shareholders’ Equity,” in the consolidated financial statements in Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the registrant as set forth under Item 8(1) are filed as part of the Form 10-K.

(a)(2) Financial Statement Schedule

The consolidated financial statement schedule of the registrant as set forth under Item 8(3) are filed as part of the Form 10-K.

The independent registered public accounting firm’s report with respect to the financial statements and financial statement schedule listed in Item 15(a)(1) and 15(a)(2) above is on page 44 of this Report.

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
Robert L. Blair
President and Chief Executive Officer

Date: March 31, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert L. Blair and John A. Marsh, and each of them severally, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all each of said attorneys-in-fact or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. BLAIR Robert L. Blair	President and Chief Executive Officer (principal executive officer)	March 31, 2008

/s/ JOHN A. MARSH John A. Marsh	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2008

/s/ PETER T. MOK Peter T. Mok	Director	March 31, 2008

/s/ ALFRED J. STEIN Alfred J. Stein	Director	March 31, 2008

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

2.01	Agreement and Plan of Merger dated February 21, 2008, by and among the Registrant, Echo Technology (Delaware), Inc., a Delaware corporation and a wholly owned subsidiary of Registrant (“Delaware Merger Subsidiary”), Semiconductor Holding Corporation, a Delaware corporation and wholly owned subsidiary of Imperium Master Fund, Ltd. (“Parent”), and Echo Mergerco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file no. 0000950134-08-003216) filed February 22, 2008.
3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (file no. 33-95388) declared effective by the Securities and Exchange Commission on October 5, 1995 (the “Form S-1”).
3.02	Registrant’s Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.02 to the Form 10-K filed on March 16, 2007.
10.1	Registrant’s Amended 401(k) Plan, incorporated herein by reference to Exhibit 10.06 to the Form S-1 (file no. 33-95388).*
10.2	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers, incorporated herein by reference to Exhibit 10.11 to the Form S-1 (file no. 33-95388).
10.6	1995 Employee Stock Purchase Plan amended and restated as of April 26, 2003, incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.
10.7	Master Technology Ownership and License Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.8	Employee Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.9	Tax Sharing and Indemnity Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.40 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.10	Real Estate Matters Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.11	Master Confidential Disclosure Agreement between the Registrant and Vialta, Inc. dated August 20, 2001, incorporated herein by reference to Exhibit 10.42 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed September 5, 2001.
10.12	Master Transitional Services Agreement between the Registrant and Vialta, Inc, incorporated herein by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K (file no. 000-26660) filed with the SEC on September 5, 2001.
10.13	Registrant’s 1997 Equity Incentive Plan, amended and restated as of April 26, 2003, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.
10.14	Registrant’s 2002 Non-Executive Stock Option Plan dated May 22, 2002, incorporated herein by reference to Exhibits 99.1 to the Form S-8 (file no. 333-89942) filed on June 6, 2002.*
10.15	Joint Development Agreement dated December 14, 2001, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed March 31, 2003.**
10.16	Amendment to Joint Development Agreement dated January 18, 2003, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K (file no. 000-26660) filed March 31, 2003.**
10.17	License Agreement and Mutual Release dated June 11, 2003, by and among the Registrant, ESS Technology International, Inc. and MediaTek Incorporation, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed August 14, 2003.**
10.18	Addendum to the License Agreement and Mutual Release dated July 8, 2003, by and among the Registrant, ESS Technology International, Inc. and MediaTek Incorporation, incorporated herein by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q (file no. 000-26660) filed November 14, 2003.**

Exhibit
Number	Exhibit Title

10.20	Registrant’s 1995 Equity Incentive Plan amended and restated as of January 25, 2003, incorporated herein by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*
10.21	Form of Stock Option Agreement under Registrant’s 1995 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*
10.22	Form of Stock Option Agreement under Registrant’s 1997 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*
10.23	Form of Directors Nonqualified Initial Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*
10.24	Form of Directors Nonqualified Succeeding Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q (file no. 000-26660) filed on November 9, 2004.*
10.25	Registrant’s 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.62 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*
10.26	Form of Directors Nonqualified Initial Stock Option Grant Agreement under Registrant’s 1995 Directors’ Stock Option Plan, amended effective November 23, 2004, incorporated herein by reference to Exhibit 10.63 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*
10.27	Form of Directors Nonqualified Succeeding Stock Option Grant Agreement Registrant’s 1995 Directors’ Stock Option Plan, amended effective November 23, 2004, incorporated herein by reference to Exhibit 10.64 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*
10.28	Form of Stock Option Agreement under Registrant’s 1995 Equity Incentive Plan, 1997 Equity Incentive Plan and 2002 Non-Executive Stock Option Plan, amended effective November 23, 2004, incorporated herein by reference to Exhibit 10.65 to the Current Report on Form 8-K (file no. 000-26660) filed on November 30, 2004.*
10.29	Amended and Restated Stock Option Agreement for Audit Committee members, incorporated herein by reference to Exhibit 10.66 of the Form 8-K filed on February 3, 2005.*
10.30	Form of Stock Option Agreement for Audit Committee members, incorporated herein by reference to Exhibit 10.67 of the Form 8-K filed on February 3, 2005.*
10.31	Form of Acceleration Agreement for Directors, incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed on March 16, 2005.*
10.32	Form of Acceleration Agreement for Officers, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K filed on March 16, 2005.*
10.33	Description of Performance Based Compensation Plan Bonus Criteria for Fiscal Year 2005, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 8-K filed on April 6, 2005.*
10.34	Description of Bonus Payment for Fiscal Year 2005 to James Boyd, incorporated herein by reference to text of the Registrant’s Form 8-K filed June 2, 2005.*
10.35	Description of Amendment of Stock Option Grant to Robert Blair Dated June 30, 2005, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-Q filed on August 9, 2005.*
10.36	Silan-ESS Cooperation in VCD Agreement between the Registrant and Hangzhou Silan Microelectronics Joint-Stock Co. Ltd. dated September 14, 2005, incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-Q filed on November 9, 2005.**
10.37	ESS-Silan DVD Technology License Agreement between the Registrant and Hangzhou Silan Microelectronics Co., Ltd. dated November 3, 2006, incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K (file no. 000-26660) filed on March 16, 2007.**
10.38	Description of the amended compensation package for James Boyd, incorporated herein by reference to text of the Registrant’s Form 8-K filed December 27, 2006.*
10.39	Asset Purchase Agreement dated February 15, 2007, by and among the Registrant, ESS Technology International, Inc. and Silicon Integrated Systems Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0000950134-07-011107) filed May 10, 2007.
10.40	Asset Purchase Agreement dated February 15, 2007, by and among the Registrant, ESS Technology International, Inc. and SiS Holding Limited, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0000950134-07-011107) filed May 10, 2007.

Exhibit
Number	Exhibit Title

10.41	Description of the compensation package for John Marsh, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (file no. 0000950134-07-018661) filed August 21, 2007.*
10.42	Stipulation of Settlement and Release by and among Registrant, certain current and former officers and directors of Registrant and the plaintiffs in a federal securities class action, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0000950134-07-023562) filed November 9, 2007.
10.43	Judgment of Dismissal, together with the Stipulation and Agreement of Settlement by and among Registrant, certain current and former officers and directors of Registrant and the plaintiffs in a derivative securities class action, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0000950134-07-023562) filed November 9, 2007.
10.44	Agreement of Purchase and Sale dated October 26, 2007, by and between Registrant and TC Fund Property Acquisitions, Inc., incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0000950134-07-023562) filed November 9, 2007.
10.45	Description of the November 26, 2007 termination of the Agreement of Purchase and Sale dated October 26, 2007 by and between Registrant and TC Fund Property Acquisitions, Inc., incorporated herein by reference to the Registrant’s Current Report on Form 8-K file no. 0000950134-07-024755) filed November 30, 2007.
10.46	Agreement and Plan of Merger dated February 21, 2008, by and among the Registrant, Echo Technology (Delaware), Inc., a Delaware corporation and a wholly owned subsidiary of Registrant (“Delaware Merger Subsidiary”), Semiconductor Holding Corporation, a Delaware corporation and wholly owned subsidiary of Imperium Master Fund, Ltd. (“Parent”), and Echo Mergerco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file no. 0000950134-08- 003216) filed February 22, 2008.
21	List of Registrant’s subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this report on Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement.

**	Confidential treatment has been granted with respect to certain portions of this agreement.