Form 10-K/A
period 2007-12-31
ESS TECHNOLOGY INC
filed 2008-04-29
CIK 907410

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to $1.66, the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42,332,731. Shares of common stock held by each officer and director and by each person who owned 5% or more of the registrant’s outstanding common stock on that date have been excluded,as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2008, registrant had outstanding 35,548,423 shares of common stock.

EXPLANATORY NOTE

ESS Technology, Inc. (the “Company,” “ESS,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We did not complete our proxy statement within 120 days of our fiscal year ended December 31, 2007, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. We anticipate filing our definitive proxy statement in May 2008 for our 2008 Annual Shareholder Meeting, which we currently anticipate to be held in June or July of 2008. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the April 29, 2008 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

ESS TECHNOLOGY, INC.

2008 FORM 10-K

PART III

Item 10.  Directors and Executive Officers of the Registrant

General

ESS’ bylaws currently provide that the number of authorized directors shall not be less than five or more than nine. The size of ESS’ board of directors is currently set at five members. Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Certain information about the members of the board of directors as of March 15, 2008 is set forth below:

Directors of the Registrant

			Director
Name of Nominee	Age	Principal Occupation	Since

Robert L. Blair	60	President and Chief Executive Officer of the Company	1999
Peter T. Mok(1)(2)(3)	54	President and Chief Executive Officer of KLM Capital Management, Inc.	1993
Alfred J. Stein(1)(2)(3)	75	Director of Advanced Power Technology	2003

(1)	Member of the Audit Committee of the board of directors.

(2)	Member of the Compensation Committee of the board of directors.

(3)	Member of the Corporate Governance and Nominating Committee of the board of directors.

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

Robert L. Blair Please see description above under “Directors of the Registrant.”

John A. Marsh has been our Chief Financial Officer since August 2007. Mr. Marsh has more than 20 years of experience in senior-level finance positions and joined us in April 2001 as our International Controller. In September 2004, Mr. Marsh became the Corporate Controller. From October 2006 to January 2007, Mr. Marsh was the North American controller for VeriFone, Inc. Prior to joining ESS, he held senior management positions in finance with SSE Telecom, Inc. from November 1999 to April 2001 and Cylink Corporation from January 1997 to January 1999; previously, he held finance and accounting positions with National Semiconductor Corporation. He received a Bachelor of Science degree in business administration from San Jose State University and is a certified public accountant.

There is no family relationship between any of the nominees or between any of the nominees and any executive officer of ESS. There are no business relationships between any of the nominees and ESS.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and the NASDAQ. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of such forms furnished to us and written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements for the year ended December 31, 2007 were satisfied on a timely basis.

Corporate Governance

Governance Principles

All of ESS’ corporate governance materials, including the committee charters and the Code of Ethics, are published on the governance section of ESS’ website at http://www.esstech.com. The ESS board of directors regularly reviews corporate governance developments and modifies these principles, charters and practices as warranted. Any modifications are reflected on our website.

Director Independence

It is the objective of the ESS board of directors that at least a majority of the board of directors should consist of independent directors. For a director to be considered independent, the ESS board of directors must determine that the director does not have any direct or indirect material relationship with ESS that would impair his or her independence. The ESS board of directors has established guidelines to assist it in determining director independence, which conform to the independence requirements in the rules of the NASDAQ Global Market. The ESS board of directors will consider all relevant facts and circumstances, including the items disclosed under “Transactions with Management and Others” below, in making an independence determination. The ESS board of directors has determined that the following directors satisfy the independence requirements of the rules of the NASDAQ Global Market: Bruce J. Alexander (while serving in 2007 and the first quarter of 2008), Peter T. Mok and Alfred J. Stein.

The ESS board of directors currently has a standing Compensation Committee, Corporate Governance and Nominating Committee, and Audit Committee established in accordance with Section 3(a)(58) of the Securities Exchange Act. All members of the Audit, Compensation and Corporate Governance and Nominating Committees must be independent directors. Members of the Audit Committee must also satisfy an additional SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from ESS or any of its subsidiaries other than their directors’ compensation. The ESS board of directors has affirmatively determined that all members of the Audit, Compensation and Corporate Governance and Nominating Committees satisfy the relevant NASDAQ Global Market and SEC independence requirements.

Code of Ethics

ESS has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller and certain other senior financial management. The Code of Ethics is posted on our website at http://www.esstech.com. If any substantive amendments are made to the Code of Ethics or grant of any waiver, including any implicit waiver, from a provision of the Code of Ethics to ESS’ Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Shareholder Communications

Our board of directors welcomes communications from our shareholders. Shareholders may send communications to the ESS board of directors, or to any director in particular, c/o Robert L. Blair, Chief Executive Officer, ESS Technology, Inc., 48401 Fremont Blvd., Fremont, CA 94538. Any correspondence addressed to the ESS board of directors or to any one of our directors in care of the Chief Executive Officer is forwarded to the addressee without review. The independent directors of the ESS board of directors review and approve the shareholder communication process periodically to ensure effective communication with shareholders.

Director Attendance at Annual Meetings

Our policy is to encourage the members of our board of directors to attend our annual meetings. All six members of our board of directors attended the 2006 Annual Meeting of Shareholders.

Executive Sessions

Since 2004 independent directors have met in at least two regularly scheduled executive sessions each year. The sessions are scheduled and chaired by the Chairman of the Corporate Governance and Nominating Committee. Any independent director may request that an additional executive session be scheduled.

Board of Directors’ Meetings

Our board of directors held 17 meetings in 2007, including telephone conference meetings, and each of the directors attended 75% or more of the aggregate number of meetings of the board of directors and the meetings of the committees of the board of directors on which he served during 2007. Our board of directors took action by unanimous written consent once in 2007.

Board of Directors Committee Charters and Meetings

Each of the ESS board of directors’ Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee operates under a written charter approved by the ESS board of directors. The charters of the Audit Committee, the Compensation Committee and the Nominating Committee are available on our website at http://www.esstech.com.

Audit Committee

The Audit Committee of the board of directors consisted of three independent, non-employee directors: Bruce J. Alexander, Peter T. Mok and Alfred J. Stein. Since August 2007, Peter T. Mok has served as the Chairman of the Audit Committee, replacing Gary L. Fischer, a former board and audit committee member who resigned on May 21, 2007. In March 2008, Mr. Alexander passed away. On April 2, 2008, the NASDAQ Stock Market staff sent us a deficiency letter notifying us that we are not in compliance with NASDAQ’s audit committee requirement because we have only two directors serving on our audit committee as a result of the passing away of Mr. Bruce J. Alexander, a member of our board of directors and audit committee, on March 25, 2008. The staff informed us that we must demonstrate compliance with the three independent member audit committee requirement no later than September 22, 2008. We are searching for a third member to serve on our audit committee, but if the cash-out merger is consummated before September 22, 2008, we may not replace Mr. Alexander.

Each Audit Committee member qualifies as an audit committee financial expert as defined by SEC rules. The Audit Committee held eight meetings in 2007. The Audit Committee has determined that the provision of non-audit services by the independent registered public accounting firm in 2007 is compatible with maintaining the independent registered public accounting firm’s independence. The Audit Committee’s responsibilities are to:

•	appoint, compensate, oversee, evaluate and replace, if necessary, the independent registered public accounting firm;

•	review and approve the scope of the annual internal and external audit;

•	review and pre-approve the engagement of our independent registered public accounting firm to perform audit and non-audit services and the related fees;

•	meet independently with our internal auditing staff, independent registered public accounting firm and senior management;

•	review disclosures from our independent registered public accounting firm regarding Independence Standards Board Standard No. 1;

•	review the integrity of our financial reporting process;

•	review our financial statements and SEC filings and disclosures;

•	monitor compliance with our Code of Ethics; and

•	establish procedures for the confidential and anonymous receipt, retention and treatment of complaints regarding our accounting, internal controls and auditing matters.

Compensation Committee

In 2007, the Compensation Committee of the board of directors consisted of two independent, non-employee directors, Peter T. Mok and Alfred J. Stein, the Chairman of the Compensation Committee. The Compensation Committee held one meeting in 2007. The Compensation Committee took action by unanimous written consent two times in 2007. The Compensation Committee reviews and approves compensation and benefits for our key executive officers based on their performance, administers our stock purchase and equity incentive plans and makes recommendations to the ESS board of directors regarding such matters. The Compensation Discussion and Analysis included in this report includes additional information regarding the Compensation Committee’s processes and procedures for considering and determining executive officer compensation.

Corporate Governance and Nominating Committee

In 2007, the Corporate Governance and Nominating Committee of the ESS board of directors consisted of two independent, non-employee directors, Alfred J. Stein and Peter T. Mok, the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held one meeting in 2007. The Corporate Governance and Nominating Committee makes recommendations to the ESS board of directors regarding the size and composition of the ESS board of directors, the compensation of new and existing directors and the size and composition of the various ESS board of directors committees and other corporate governance matters. The Corporate Governance and Nominating Committee will consider nominees proposed by shareholders. Any shareholder who wishes to recommend a prospective nominee for the board of directors for the Corporate Governance and Nominating Committee’s consideration may do so by giving the candidate’s name and qualifications in writing to the Assistant Secretary of ESS. See “Deadline for Receipt of Shareholder Proposals” beginning on page 48 for further discussion of the requirements for submitting a shareholder proposal.

In selecting candidates for the ESS board of directors, the Corporate Governance and Nominating Committee strives for a variety of experience and background that adds depth and breadth to the overall character of the ESS board of directors. Every effort is made to complement and supplement skills within the existing ESS board of directors and strengthen any identified needs. In selecting the nominees, the ESS board of directors evaluates prospective nominees against minimum standards and qualifications such as business experience, independence, character and acumen of candidates to collectively establish a number of areas of core competency of the ESS board of directors, including business judgment, management, accounting and finance, industry and technology knowledge, knowledge of international markets and marketing. Further criteria include a candidate’s personal and professional ethics, integrity and values, as well as the willingness to devote sufficient time to attend meetings and participate effectively on the ESS board of directors.

In addition to considering candidates suggested by shareholders, the Corporate Governance and Nominating Committee considers potential candidates recommended by current directors, company officers, employees and others. The Corporate Governance and Nominating Committee screens all potential candidates in the same manner regardless of the source of the recommendation. The Corporate Governance and Nominating Committee’s review is typically based on written materials provided with respect to the potential candidate. The Corporate Governance and Nominating Committee determines whether the candidate meets our minimum qualifications and specific qualities and skills for directors and whether requesting additional information or an interview is appropriate.

Strategic Transaction Committee

In June 2007, the ESS board of directors formed a strategic transaction committee in order to consider any potential strategic transactions involving ESS, including the sale of any or all of the ESS video product line, analog product line, physical assets and intellectual property or the entire company. The strategic transaction committee consists of two independent, non-employee directors, Peter T. Mok and Alfred J. Stein. Mr. Stein is the chairman of the strategic transaction committee. When the strategic transaction committee was formed, Messrs. Stein and Mok indicated that they would each remain independent from any potential acquirer of ESS or its businesses.

Item 11:	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

ESS’ compensation program is overseen and administered by the Compensation Committee, which is comprised entirely of independent directors as determined in accordance with various NASDAQ Global Market, SEC and Internal Revenue Code rules. The Compensation Committee ensures that the total compensation paid to ESS’ executive officers is fair, reasonable and competitive. None of the Named Executive Officers (as defined below) serve on the Compensation Committee. The Compensation Committee operates under a written charter adopted by our board of directors. A copy of the charter is available, free of charge, on our website at http://www.esstech.com/IR/investor_relations.shtm under the “Corp Governance” tab.

Philosophy

All of our compensation programs are designed to attract and retain key employees, motivating them to achieve and rewarding them for superior performance. Different programs are designed to target short and longer-term performance with the goal of increasing stockholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of setting goals, achieving goals and the direct linking of achievement with reward. Because we believe the performance of every employee is important to our success, the Compensation Committee is mindful of the effect executive compensation and incentive programs have on all of our employees.

The Compensation Committee and our board of directors both believe that the compensation of our executives should reflect their success as a management team and as individuals in attaining key operating objectives, such as growth of sales, growth of earnings, growth of market share, long-term strategic objectives, and increased market price of our stock. The Compensation Committee and our board of directors also believe that the performance of the executives in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. The Compensation Committee and our board of directors also believe that total compensation package for each of the executive officers must reflect the employment environment in which we compete for skilled talent. The Compensation Committee and our board of directors also seek to have the long-term performance of our stock reflected in executive compensation through the stock option and other equity incentive programs.

Objectives

The executive compensation programs and practices of ESS are designed to, among other things:

•	attract and retain highly qualified executives by offering an overall compensation package that is competitive with that offered for comparable positions in comparable companies in the high-technology industry, in Silicon Valley and in other parts of the world where we operate;

•	motivate executives to achieve our business goals through the use of an incentive compensation plan that ties a portion of an executive’s compensation to objectives of ESS and individual performance;

•	reward achievement of our short-term and long-term performance goals; and

•	align the interests of executives with the long-term interests of stockholders through executive participation in equity-based compensation plans.

Elements of Executive Compensation

Generally, compensation for our executives consists of:

•	base salary;

•	incentive cash compensation which consists of an annual bonus plan that is completely discretionary and only earned based on achieving certain corporate and individual objectives; and

•	in past years, stock-based incentive compensation programs, including the shareholder-approved 1995 Equity Incentive Plan and 1997 Equity Incentive Plan.

Under the Compensation Committee’s supervision, we have selected these elements because each is considered useful and necessary to meet one or more of the principal objectives of our compensation policy. We believe that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation program. We strongly believe, however, in engaging and retaining the best talent in critical functions, and this may entail negotiations with individual executives who have significant compensation packages in place with other employers or potential employers. In order to enable us to hire and retain talented executives, the Compensation Committee and our board of directors may determine that it is in our best interests to negotiate compensation arrangements that may deviate from our standard practices in setting the compensation for certain of ours executives when such deviation is required by competitive or other market forces.

The Compensation Committee may also, from time-to-time, award totally discretionary bonuses to our executives. Our executives are also eligible to participate in the our 401(k) Plan, our 1995 Employee Stock Purchase Plan, as well as our 1997 Equity Incentive Plan, and other benefits available generally to all our employees.

We have a change of control arrangement with Robert Blair, President and CEO which provides for Mr. Blair to receive certain benefits if his employment with ESS is terminated. This arrangement is discussed in detail below. The board of directors has determined that such benefits are necessary in order to retain Mr. Blair as a key executive. Mr. Marsh did not enter into a change of control agreement when he became a vice president and chief financial officer of ESS.

Determination of Executive Compensation

In determining planned executive compensation, each component of each executive’s compensation is considered relative to a competitive market position based on executive compensation survey information for similar sized high technology public companies and other relevant information. Both qualitative factors, such as experience, level of contribution, potential impact on company performance and relative internal pay, and quantitative factors relating to corporate and individual experience and performance are considered when determining individual compensation. The determination is not based on any single experience or performance factor, nor does it specifically assign relative weights to factors but, rather, a mix of factors is considered and individual performance is evaluated against that mix. In setting compensation levels for a particular executive, the Compensation Committee takes into consideration the proposed compensation package as a whole and each element individually, as well as the executive’s past and expected future contributions to our business.

SUMMARY COMPENSATION TABLE FOR 2007

The following table shows for the year ended December 31, 2007 certain compensation information for: (i) the Chief Executive Officer; (ii) the Chief Financial Officer; and (iii) two former officers of ESS, (each a “Named Executive Officer” and collectively, the “Named Executive Officers”).

									Change in
									Pension
									Value and
								Non-Equity	Non-Qualified
								Incentive	Deferred
						Stock	Option	Plan	Compensation	All Other
			Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation		Total
Name and Principal Position	Year		($)	($)		($)	($)(1)	($)	($)	($)		($)

Fred S.L. Chan,	2007		$165,261	—		—	$62,583	—	—	$47,455	(3)	$275,299
Former Chairman of the Board of Directors(2)	2006		$328,000	—		—	$355,928	—	—	$298	(4)	$684,226
Robert L. Blair,	2007		$328,000	—		—	$93,095	—	—	$298	(4)	$421,393
President & CEO	2006		$328,000	$750		—	$320,484	—	—	$298	(4)	$649,532
James B. Boyd,	2007		$182,522	$180,000	(5)	—	$38,067	—	—	$40,311	(6)	$440,900
Sr. V.P. & CFO(2)	2006		$221,481	$150,000		—	$89,040	—	—	$298	(4)	$460,819
John Marsh,	2007	(1)	$164,141	$10,000	(7)	—	$10,437	—	—	$297	(4)	$184,876
V.P. & CFO	2006		$121,760	—		—	—	—	—	$9,715	(8)	$131,475

(1)	Represents the amount of compensation cost recognized during fiscal year 2007 related to stock option awards granted prior and during fiscal year 2007, as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R). With the exception of Mr. Marsh who was granted 150,000 stock option awards during 2007, no other executive officers were granted stock option awards in 2007. For a discussion of valuation assumptions, see Note 12 to our 2007 Consolidated Financial Statements included in this report for the year ended December 31, 2007.

(2)	Mr. Chan resigned as Chairman of the Board of Directors on July 18, 2007, Mr. Boyd resigned as Sr. V.P. & CFO on August 14, 2007 and Mr. Marsh was appointed VP & CFO effective August 15, 2007.

(3)	The $47,455 includes $47,306 of vacation accrual that was paid to Mr. Chan upon his termination as Chairman and $149 of the annual premiums paid by ESS under ESS’ group term life insurance policy and accidental death and dismemberment policy on behalf of Named Executive Officers.

(4)	Represents the annual premiums paid by ESS under ESS’ group term life insurance policy and accidental death and dismemberment policy on behalf of Named Executive Officers.

(5)	The $180,000 includes a $30,000 payment for staying with ESS until August 2007, and payment in full of his $150,000 MBO Target for 2007. The 2007 MBO Targets were $75,000 for filing ESS’ annual report on Form 10-K and an additional $75,000 for filing the annual report on Form 10-K in a timely manner.

(6)	The $40,311 represents $39,662 of vacation accrual that was paid to Mr. Boyd upon his termination as CFO and $649 of the annual premiums paid by ESS under ESS’ group term life insurance policy and accidental death and dismemberment policy on behalf of Named Executive Officers.

(7)	The $10,000 represents a percentage of Mr. Marsh’s salary while serving as corporate controller, pro-rated for the period prior to Mr. Marsh becoming chief financial officer in August 2007.

(8)	The $9,715 includes $9,490 of vacation pay paid when Mr. Marsh terminated employment on October 6, 2006 and $225 of annual premiums paid by ESS under ESS’ group term life insurance policy and accidental death and dismemberment policy.

Cash-Based Compensation

The Compensation Committee typically reviews and approves on an annual basis the target cash compensation for the Chief Executive Officer (the “CEO”) and for each of our other officers who are subject to Section 16 of the Securities Exchange Act of 1934. The Compensation Committee evaluates the base salary and target incentive bonus of executives on an annual basis but does not have a standard practice of providing increases in cash compensation to our executives each year.

The Compensation Committee did not hold its usual annual meeting regarding annual executive compensation in 2007 due to the board of directors’ ongoing consideration of strategic alternatives, and the related turn over in employees. The belief was that, in the event that the board of directors approved a strategic transaction with a third party, that party would evaluate the base salaries and target bonus incentive compensation, and approve the business objectives related to target bonus incentive compensation of our executive officers. Accordingly, there was no change to the structure of compensation from 2006 for our CEO. Our chief financial officer terminated employment in August 2007, and we hired our most recent controller to fill the resulting vacancy. Our other named executive officers from 2006 terminated employment with ESS.

Base Salary

Base salary is set with the goal of attracting executives and adequately compensating and rewarding them on a day-to-day basis for the time spent, the services they perform and the skills and experience they bring to ESS. Historically ESS has not increased the base salary of our executives during difficult business times.

Incentive Bonus Compensation

The Incentive Bonus Plan (the “Plan”) places a significant portion of an executive’s compensation at risk because participants must achieve certain performance thresholds to earn bonus incentive compensation under the Plan. In addition, the Plan increases bonus incentive awards when performance exceeds Plan objectives. Under the Plan, participants are eligible to earn cash bonus incentive compensation based upon the achievement of certain performance goals and objectives relating to ESS and each individual participant. The Compensation Committee sets certain annual performance goals and objectives for the Plan. Following the end of each year, the Compensation Committee determines the extent to which the performance goals and objectives were obtained. Based on this assessment, eligible participants in the Plan may earn a bonus incentive award in an amount equal to a percentage of such participant’s target bonus incentive compensation. In 2007, because ESS was going through a period of restructuring and internal reorganization, the Compensation Committee did not set performance targets based on the financial results of ESS for fiscal 2007. Instead, employees were rewarded for continuing the business of ESS with a reduced labor force through the challenges of changing the strategic focuses of the business.

Discretionary Bonuses

In addition to compensation under our Incentive Bonus Plan, the Compensation Committee may award special bonuses to executives based on a number of factors including extraordinary performance, market demands or other factors. In 2007, a year of strategic reorganization that included the departure of a number of employees, including the chief financial officer, discretionary bonuses were given for staying with ESS and for continuing its operations with a reduced number of employees.

Stock-Based Compensation

The Compensation Committee believes that equity awards are an essential component of executive compensation and closely aligns the interests of executives with the long-term interests of shareholders. Equity awards have been subject to vesting provisions to encourage executives to remain employed with ESS and to align their interests with the long-term interests of stockholders. The Compensation Committee may grant immediately vested equity awards to our executives in lieu of cash compensation or for other reasons. As of April 2007, the 1997 Equity Incentive Plan terminated. The 1995 Equity Incentive Plan terminated in 2005. As a result of the expiration of these plans, no new grants or awards may be made to Named Executive Officers. In addition to the two expired plans, ESS has its 2002 Non-Executive Stock Option Plan, or 2002 Plan. In August 2007, while controller of ESS, Mr. Marsh received an option grant under the 2002 Plan.

We do not currently have any equity or other security ownership policy that mandates ownership of certain amounts of our common stock by our executives. Under our insider trading policy, directors, officers or employees are not allowed to margin our securities, use our securities as collateral to purchase our securities or the securities of any other issuer, short sell our securities, either directly or indirectly, or trade in derivative securities related to the our securities.

Either the board of directors or the Compensation Committee may grant stock options to our executives. Our executives generally receive a stock option which has been approved by the Compensation Committee when they initially join ESS and may receive additional equity grants as part of a refresh grant upon promotion or for individual performance. The Compensation Committee has implemented certain general policies relating to grants of stock and other awards, which policies apply to our executives. Specifically, the Compensation Committee has determined that stock options shall be granted: (i) for grants of 20,000 shares or more for any employee including the Named Executive Officers, on the date the last member of the board of directors or Compensation Committee member approves in writing such grant; (ii) for grants below 20,000 and not for a Named Executive Officer, on the date the CEO approves in writing such grant; or (iii) on such other date established by the board of directors or Compensation Committee. Options grants or other equity awards to executive officers may be approved at a properly constituted meeting of the board of directors or the Compensation Committee or by the unanimous written consent of the directors or Compensation Committee members. Generally, to ensure the date of approval is certain our unanimous written consents are considered executed when the last required signature is received by the CFO by fax or hand delivery. All required documentation, including the list of recommended equity awards by recipient and the terms of the award, are sent to the board of directors, Compensation Committee or the CEO, as the case may be, prior to approval and signature. The Compensation Committee believes that this practice will ensure that the exercise price of the options or other awards are based on the fair market value of our common stock on the date of grant and that the approval process results in grants made on a planned grant date. We have not and do not plan in the future to coordinate the timing of the release of material non-public information for the purpose of affecting the value of executive compensation (including equity award grants).

The Compensation Committee determines the equity awards made to the Chief Executive Officer in light of executive compensation survey or review information for similarly sized companies, publicly available information on other companies, and the relative size of our other executive grants, taking into consideration relative responsibility, performance and anticipated future contribution to Company performance. The Compensation Committee receives recommendations from the Chief Executive Officer on the amount and terms of equity compensation to be awarded to other executives based on individual position, responsibilities, performance, compensation surveys, other publicly available information and the officer’s anticipated future performance, responsibilities and potential impact on Company results. The Compensation Committee takes these factors into account when approving such awards.

The Compensation Committee also reviews prior equity awards to each executive, including the number of shares that continue to be subject to vesting under prior option grants, in determining the size of option grants to each of the executives. Stock options are typically granted with an exercise price per share equal to the closing market price of our common stock on the date of grant. With the exception of Mr. Marsh, our current vice president and chief financial officer who was granted 150,000 stock options as controller during 2007, there have been no new option grants since 2005 to our executives.

Compensation for the Chief Executive Officer and Chairman of the Board of Directors

The Compensation Committee determines the Chief Executive Officer’s total compensation based on similar competitive compensation data as that used for other comparable executive officers at comparable companies, the Compensation Committee’s assessment of his past performance and the Compensation Committee’s expectations as to his future contributions to ESS. Mr. Blair’s base salary remained at $328,000 in 2007.

The Compensation Committee also determines the Chairman of the Board of Directors’ total compensation based on similar competitive compensation data as that used for other comparable executive officers at comparable companies, the committee’s assessment of his past performance and the committee’s expectations as to his future contributions to ESS. Mr. Chan’s base salary remained at $328,000 in 2007 until his resignation as Chairman on July 18, 2007. Mr. Chan did not receive any incentive bonus compensation or any equity incentive compensation during 2007.

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

Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs, due in part to the large net operating loss carryforward already available to us for tax reporting purposes. We believe that achieving the compensation objectives discussed earlier is more important than the benefit of tax deductibility and our executive compensation programs may, from time to time, limit the tax deductibility of compensation.

Grants of Plan-Based Awards for 2007

The following table provides information on stock options, restricted stock and cash-based performance awards granted in fiscal year 2007 to each of our named executive officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized. The portions of the amounts set forth under the “Grant Date Fair Value of Stock and Option Awards” column that were recognized as compensation expense during fiscal year 2007 are reported in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table. The unexercised portion of the option awards identified in the table below are also reported in the Outstanding Equity Awards at Fiscal Year End Table.

					All Other	All Other
					Stock	Option
					Awards:	Awards:	Exercise
					Number of	Number of	or Base	Grant Date
		Estimated Future Payouts Under			Shares of	Securities	Price of	Fair Value
		Non-Equity Incentive Plan Awards(1)			Stock or	Underlying	Option	of Stock
	Grant	Threshold	Target	Maximum	Units	Options	Awards	and Option
Name	Date/Plan	(#)	(#)	(#)	(#)	(#)	($/Share)	Awards(2)

01/16/2007
John Marsh	1997 Plan	—	—	—	—	40,000	$0.96	$4,509
	08/10/2007 2002 Plan	—	$40,000	—	—	110,000	$1.26	$5,929

(1)	Mr. Marsh was hired as Corporate Controller on January 15, 2007. His targeted annual MBO Bonus was set at $20,000. Upon his appointment as VP & CFO on August 15, 2007 his targeted annual MBO Bonus was increased to $40,000. The target bonus amounts do not include thresholds or maximums.

(2)	The value of a stock or option award is based on the fair value as of the grant date of such awards pursuant to SFAS 123(R). Please refer to Note 12, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in this report for the relevant assumptions used to determine the compensation cost of our stock and option awards.

Option Exercises and Stock Vested for 2007

None of the named executive officers exercised any options in 2007. During 2007, the exercise price of all options held by the named executive officers, other than Mr. Marsh, exceeded the fair market value of the ESS stock.

Outstanding Equity Awards at Fiscal Year End for 2007

The following table sets forth certain information concerning unexercised options held by each of the Named Executive Officers as of December 31, 2007.

						Stock Awards
										Equity
									Equity	Incentive
	Option Awards								Incentive	Plan
				Equity					Plan	Awards:
				Incentive					Awards:	Market or
				Plan					Number of	Payout
				Awards:				Market	Unearned	Value of
	Number of	Number of		Number of			Number	Value of	Shares,	Unearned
	Securities	Securities		Securities			of Shares	Shares or	Units or	Shares,
	Underlying	Underlying		Underlying			or Units	Units of	Other	Units or
	Unexercised	Unexercised		Unexercised	Option		of Stock	Stock	Rights	Other
	Options	Options		Unearned	Exercise	Option	That Have	That Have	That Have	Rights That
	(#)	(#)		Options	Price	Expiration	not Vested	not Vested	not Vested	have
Name	Exercisable	Unexercisable		(#)	($)	Date	($)	($)	(#)	not Vested

Robert L. Blair	24,410	—	(1)	—	9.7800	7/8/2013	—	—	—	—
	375,590	—	(1)	—	9.7800	7/8/2013	—	—	—	—
	168,000	—	(1)	—	4.8750	1/3/2011	—	—	—	—
	16,000	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	15,420	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	144,580	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	3,750	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	154,666	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	11,250	—	(1)	—	4.1200	6/28/2015	—	—	—	—
	1,000	—	(1)	—	4.1200	6/28/2015	—	—	—	—
John Marsh	9,167	30,833	(2)	—	0.9600	1/15/2017	—	—	—	—
	9,167	100,833	(3)	—	1.2600	8/9/2017	—	—	—	—

(1)	Options were fully vested as of December 31, 2007.

(2)	1/48th of the 40,000 shares vest monthly on the 16th day of each month commencing February 16, 2008 through January 16, 2011.

(3)	1/48th of the 110,000 shares vest monthly on the 10th day of each month commencing September 10, 2007 through August 10, 2011.

Potential Payments Upon Termination or Change in Control

Our board of directors has adopted forms of acceleration agreement for our non-employee directors and named executive officers. Under the acceleration agreement for non-employee directors, in the event of death or a change in control (each, an “Acceleration Event”), the vesting schedule for all unvested options that are outstanding as of the date of the Acceleration Event shall be immediately vested and exercisable in full. Additionally, if any benefit under an acceleration agreement would be subject to the excise tax under Code Section 4999, the non-employee director shall receive the greater of (as determined on an after-tax basis) the full amount of the benefits or such lesser amount that would result in no excise tax.

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

If an Acceleration Event had occurred on December 31, 2007 and the price per share was the closing market price as of that date ($1.33 per share), then no payments and benefits would be provided to the non-employee directors and named executive officers under either of the acceleration agreements described here because the applicable exercise prices for the options held by all non-employee directors and named executive officers exceeded that price per share. Of our current executives, only Mr. Blair’s stock options accelerate by their terms upon a change of control. Mr. Marsh did not enter into an acceleration agreement when he became vice president and chief financial officer. The value of such acceleration at December 31, 2007 would be equal to the excess, if any, of $1.33 over the applicable exercise price per share of Mr. Marsh’s options, or $10,450.12.

The cash-out merger with Imperium will result in the following payments to the named executive officers or the non-employee directors other than under the acceleration agreements described above:

	Potential Payments Upon Change-in-Control Termination
			Intrinsic Value of
	Cash	Benefit	Accelerated Equity Awards		280G Excise
Name	Severance	Continuation	Options(1)	Restricted Stock	Tax Gross Up	Total

Robert L. Blair	—	—	—	—	—	$0	(2)
John Marsh	—	—	$54,970	—	—	$54,970
Peter T. Mok	—	—	$4,538	—	—	$4,538
Alfred J. Stein	—	—	$4,538	—	—	$4,538
Bruce Alexander	—	—	$10,792	—	—	$10,792

(1)	Intrinsic value is based on the unvested options as of March 31, 2008 that would be accelerated at the closing of the merger and calculated on the difference between the $1.64 cash-out merger consideration per share and the exercise price of the accelerated option.

(2)	The exercise price of Mr. Blair’s options exceed the $1.64 cash-out merger consideration per share and these shares are fully vested

Other Potential Post-Employment Payments

Other than the payments under the change in control agreements as set forth above, the named executive officers and non-employee directors would not be entitled to any compensation upon a termination of employment.

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

Quarterly Retainer	$5,000
Scheduled Meeting Fee*	$2,000
Special Meeting Fee**	$500
Additional Quarterly Committee Retainer:
Audit Committee Chair	$4,000
Audit Committee Member	$2,000
Other Committee Chair	$1,000
Other Committee Member	$500
Strategic Transaction Committee Compensation+
Strategic Transaction Committee Chair	$95,000
Strategic Transaction Committee Member	$76,000

*	$1,000 for each scheduled meeting attended via conference call.

**	For each special meeting, attended in person or via conference call, where board actions are required.

+	Compensation is a one time payment that is not conditioned upon the recommendation or consummation of a strategic transaction.

Non-employee directors of ESS are automatically granted options to purchase shares of ESS’ common stock pursuant to the terms of our 1995 Directors Stock Option Plan (the “Directors Plan”). Each non-employee director, upon becoming a member of the ESS board of directors, is granted an option to purchase 40,000 shares of common stock under the Directors Plan (the “Initial Grant”). Thereafter, on the date of the annual meeting of shareholders each year, each non-employee director who will continue as a director is automatically granted an additional option to purchase 10,000 shares of common stock under the Directors Plan (the “Subsequent Grant”), provided the director has then served for six (6) months. Options granted under the Directors Plan have an exercise price equal to the fair market value of our common stock on the date of grant with a term of ten years. The fair market value of the common stock is determined based on the closing sales price on the NASDAQ Global Market on the date of grant. Initial Grants become exercisable with respect to 25% of the shares on the first anniversary of the date of grant and with respect to 1/48th of the shares on the same date of each succeeding month. Subsequent Grants vest and become exercisable with respect to 1/48th of the shares on the same date as the date of grant each month following the grant.

On the date of each annual meeting of shareholders, each member of the Audit Committee (including the Chairman) is granted an additional option to purchase 5,000 shares of common stock, vesting ratably over 12 months so long as he or she continuously serves as a member of the Audit Committee. In addition, the Chairman of the Audit Committee is granted an additional option to purchase 5,000 shares of common stock, vesting ratably over 12 months so long as he or she continuously serves as a member of the Audit Committee. When a director joins the Audit Committee between annual meetings of shareholders, he or she will receive a pro rated Audit Committee grant based on the number of months he or she serves on the committee prior to receiving his or her first annual grant. These options have an exercise price equal to the fair market value of our common stock on the date of grant with a term of ten years. The fair market value of the common stock is determined based on the closing sales price on the NASDAQ Global Market on the date of grant.

DIRECTOR COMPENSATION

					Change in
					Pension
	Fees Earned			Non-Equity	Value and
	or Paid	Stock	Option	Incentive Plan	Nonqualified	All Other
	in Cash	Awards	Awards	Compensation	Deferred	Compensation	Total
Name(1)	($)	($)	($)(2)(3)	($)	Earnings	($)	($)

Bruce J. Alexander	$37,000		$8,026				$45,026
Gary L. Fischer	$21,000		$33,180				$54,180
Peter T. Mok(4)	$121,000		$16,441				$137,441
Alfred J. Stein(4)	$138,000		$18,970				$156,970

(1)	Robert L. Blair, director of ESS, is not listed on this table because he is also a named executive officer and received no compensation for serving on our board of directors. Bruce J. Alexander was appointed to the board on February 16, 2007 and passed away in March 2008. Gary L. Fischer resigned from the board on May 21, 2007. Fred Chan resigned from the board on July 18, 2007 and, like Robert L. Blair, he received no compensation for serving on our board of directors.

(2)	The grant date fair value pursuant to FAS 123R of option awards issued to our non-employee director Bruce Alexander in 2007 is $27,525. There were no option awards issued to the other non-employee directors during 2007.

(3)	The following are the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2007, the last day of the 2007 fiscal year: Bruce Alexander: 44,167; Peter Mok: 74,167; and Alfred Stein: 90,417 and 33,125 for Gary Fischer, who resigned on May 21, 2007.

(4)	On February 7, 2008, Alfred J. Stein, Chairman, and Peter T. Mok received fees in the amount of $95,000 for Mr. Stein and $76,000 for Mr. Mok for serving on the strategic transaction committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and contained within this Form 10-K/A with management and, based on such review and discussions with management, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for the year ended December 31, 2007.

COMPENSATION COMMITTEE

Peter T. Mok
Alfred J. Stein, Chairman

The compensation committee report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of ESS under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee consists of Mr. Alfred J. Stein (Chairman) and Mr. Peter Mok. None of the persons who served as members of our Compensation Committee during 2007 was, is currently or has been, at any time since our formation, one of our officers or employees. During 2007, no executive officer served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or our Compensation Committee. None of the persons who served as members of our Compensation Committee during 2007 currently has or has had any relationship or transaction with a related person requiring disclosure pursuant to Item 404 of Regulation S-K.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth certain information, as of March 31, 2008, known to ESS regarding the beneficial ownership of ESS’ common stock that has been provided to ESS with respect to the beneficial ownership of shares of (1) each person known by ESS to be the beneficial owner of more than 5% of ESS’ common stock, (2) each of ESS’ directors, (3) each Named Executive Officer named in the Summary Compensation Table below, and (4) all directors and executive officers as a group. Except as otherwise noted, the address of each person listed in the table is c/o ESS Technology, Inc., 48401 Fremont Blvd., Fremont, CA 94538.

	Shares Beneficially
	Owned(1)		Options
		% of	Exercisable
	Number of	Common	on or Before
Name and Address	Shares	Stock	May 30, 2008(1)

Dimensional Fund Advisors, LP(2)	1,945,975	5.5%	—
1299 Ocean Ave. Santa Monica, CA 90401
Renaissance Technologies LLC(3)	2,852,422	8.0%	—
800 Third Ave., 33rd floor New York, NY 10022
Loeb Arbitrage Management, Inc.(4)	3,976,935	11.2%	—
61 Broadway New York, NY 10006
Chan Family Foundation(5)	3,264,826	9.2%	—
19770 Stevens Creek Boulevard Cupertino, CA 95014
Robert L. Blair, Director, President and CEO	24,724	*		(6)
John Marsh, Vice President and Chief Financial Officer	150,000	*	150,000	(7)
James B. Boyd, CFO,	2,003	*	—
Senior Vice President and Assistant Secretary c/o ESS Technology, Inc. 48401 Fremont Blvd. Fremont, CA 94538
Fred S.L. Chan(8)	1,420,000	4.0%	—
19770 Stevens Creek Boulevard Cupertino, CA 95014
Bruce J. Alexander,	44,167	*	44,167	(9)
Former Director c/o ESS Technology, Inc. 48401 Fremont Blvd. Fremont, CA 94538
Peter T. Mok,	15,000	*	15,000	(10)
Director c/o KLM Capital Management, Inc. 10 Almaden Blvd., Suite 988 San Jose, CA 95113
Alfred Stein, Jr., Director	15,000	*	15,000	(11)
c/o ESS Technology, Inc. 48401 Fremont Blvd. Fremont, CA 94538
All executive officers and directors as a group(12)	1,672,279	4.0%	224,167

*	Less than one percent of the outstanding shares of ESS’ common stock.

(1)	Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable and except as indicated in the other footnotes to this table. As of March 31, 2008, 35,548,423 shares of ESS’ common stock were issued and outstanding. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days after March 31, 2008 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Additionally, for purposes of this table, it is assumed that the cash-out merger will close within sixty (60) days of March 31, 2008 and therefore, the options that accelerate upon change of control will be vested. Therefore, if the exercise price is less than the per share cash-out merger consideration of $1.64, options that accelerate as a result of the cash-out merger are included in the share numbers in this table. Options that will accelerate that have an exercise price that is greater than the per share cash-out merger consideration are excluded from the table, but identified in the reporting owner’s individual footnote, provided their ownership of common stock is more than 1%.

(2)	The Schedule 13G/A filed on February 6, 2008 by Dimensional Fund Advisors LP (fka Dimensional Fund Advisors, Inc.) (“Dimensional”) indicates that Dimensional is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts (the “Funds”). Dimensional possesses investment and/or voting power of the securities of ESS, but disclaims beneficial ownership of the securities as the Funds own the securities.

(3)	The Schedule 13G/A filed by Renaissance Technologies LLC (“RTC”) on February 13, 2008 indicates that RTC is an Investment Adviser. James H. Simons, an individual, is also reflected as an owner of ESS common stock as he is a control person of RTC.

(4)	The Schedule 13D/A filed by Loeb Partners Corp., a registered broker/dealer and a registered investment adviser on November 13, 2007 and the Schedule 13F-HR filed by Loeb Arbitage Management, Inc., an institutional investment manager on February 15, 2008 (collectively referred to as “Loeb”) indicates that Loeb is, and that Loeb Shares of common stock of ESS are held by, several funds managed by Loeb or its affiliate organizations specifically including: Loeb Arbitrage Fund, Loeb Partners Corporation, Loeb Offshore Fund Ltd., Loeb Arbitrage B Fund LP, Loeb Offshore B Fund Ltd., Loeb Marathon Fund, LP and Loeb Marathon Offshore Fund, Ltd.

(5)	The Chan Family Foundation is a California 501(c) nonprofit corporation.

(6)	Excludes 884,666 options to purchase common stock because they will terminate upon a change of control of ESS because the exercise price is more than the per share cash-out merger consideration. The exercise prices of those options are as follows: 400,000 options at $9.78 per share; 138,000 options at $4.8750 per share; 346,666 options at $4.12 per share.

(7)	Includes 116,042 options that will accelerate upon a change of control. The exercise prices for the aggregate 150,000 options are as follows: 40,000 options at $0.96 per share and 110,000 at $1.26 per share.

(8)	Fred S. L. Chan and Annie M. H. Chan are husband and wife (the “Chans”). Fred S. L. Chan served as a director and Chairman of the board of directors until July 18, 2007. This amount includes 1,140,000 shares held by the Annie M.H. Chan Living Trust for the benefit of Annie M. H. Chan and 280,000 shares held by a trust for the benefit of Michael Y.J. Chan, a minor child who resides with the Chans.

(9)	Includes 27,500 options that will accelerate upon a change of control. The exercise price for the 44,167 options reflected in the table is $1.27.

(10)	Includes 6,458 options that will accelerate upon change of control. The exercise price for the aggregate 15,000 options reflected in the table is $0.98 per share. 59,167 options are excluded from the table because they will terminate upon a change of control of ESS because the exercise price is more than the per share cash-out merger consideration. The exercise prices of those options are as follows: 15,000 at $4.00 per share; 15,000 at $6.83 per share; 417 options at $6.96 per share; 2,500 at $7.05 per share; 15,000 at $8.32 per share; 1,250 at $11.6875 per share; 10,000 at $15.02 per share.

(11)	Includes 6,458 options that will accelerate upon change of control. The exercise price for the 15,000 options reflected in the table is $0.98 per share. 75,417 options are excluded from the table because they will terminate upon a change of control of ESS because the exercise price is more than the per share cash-out merger consideration. The exercise prices of those options are as follows: 15,000 at $4.00 per share; 15,000 at $6.83 per share; 40,417 options at $6.96 per share; 5,000 at $8.32 per share.

(12)	Includes 1,140,000 shares held by trusts held for the benefit of individuals in the immediate family of a former director as described in Note (8).

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information with respect to options under our equity compensation plans at December 31, 2007:

Equity Compensation Plan Information(1)

			Number of Securities
			Remaining Available
			for Future Issuance
			Under Equity
	Number of Securities		Compensation
	to be Issued Upon	Weighted-Average	Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding Options,	Securities
	Options, Warrants	Warrants and	Reflected in
Plan Category	and Rights(a)	Rights(b)	Column(a)(b)

Equity compensation plans approved by security holders	2,726,398	$5.95	831,243	(2)
Equity compensation plans not approved by security holders	633,219	$3.70	1,352,451

Total	3,359,617	$5.52	2,183,694

(1)	Includes only options outstanding under ESS’ stock option plans, as no stock warrants or rights were outstanding as of December 31, 2007.

(2)	Includes 132,493 shares of common stock reserved for future issuance under the ESS Technology, Inc. 1995 Employee Stock Purchase Plan.

The equity compensation plans not approved by security holders have generally the same features as those approved by security holders. For further details regarding ESS’ equity compensation plans, see Note 9, “Shareholders’ Equity,” in the consolidated financial statements included elsewhere in this report.

PERFORMANCE GRAPH

The following graph shows a comparison of the five-year cumulative total return for ESS’ common stock, NASDAQ Stock Market (US) Index and RDG Technology Composite Index (a published industry index). The graph assumes the investment of $100 in our common stock and in each of the indexes on December 31, 2002, and reinvestment of all dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ESS Technology, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

The performance graph is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of ESS under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

Item 13.	Certain Relationships and Related Transactions

Review, Approval or Ratification of Related Person Transactions

Under SEC rules, a related person is a director, nominee for director, executive officer, or more than five percent ESS shareholder since the beginning of the last fiscal year and their immediate family members. Such transactions may include employment or consulting relationships with a related person or contracts under which we receive goods or services from (or provide goods and services to) a related person or a company for which the related person is an employee or otherwise affiliated.

Our audit committee charter requires that the audit committee apply our “related person” transaction policy and procedures designed to identify related party transactions that are material to our consolidated financial statements or otherwise require disclosure under applicable laws and rules adopted by the SEC. Our audit committee reviews and approves all related party transactions other than compensation transactions. Generally for a transaction to be approved, the audit committee must be informed or have knowledge of (i) the related person’s relationship to ESS and interest in the transaction; (ii) the material facts of the proposed transaction, including a description of the nature and potential aggregate value of the possible transaction; (iii) the benefits, if any, to ESS of the proposed transaction; (iv) if applicable, the availability of other sources of comparable products or services; and

(v) an assessment of whether the proposed transaction or situation is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

Transactions with Related Persons

ESS has entered into indemnification agreements with our directors and certain officers for the indemnification of and advancement of expenses to these persons to the fullest extent permitted by law. We also intend to enter into these agreements with our future directors and certain future officers.

Pursuant to our articles of incorporation, bylaws and our indemnification agreements with our officers and directors, we are obligated to indemnify and advance expenses of our officers and directors under certain circumstances to the fullest extent permitted by California law. After we revised our revenues and earnings guidance for the third quarter of 2002 on September 12, 2002, several holders of our common stock, purporting to represent the corporation, brought derivative suits against us as a nominal defendant and certain of our officers and directors. Class action lawsuits were also brought against us. See “Business and Properties of the Company-Legal Proceedings.” In connection with these actions, during 2007, we paid an aggregate of $731,537 for joint expenses, as to which there has been no allocation of expenses among defendants.

Except as set forth above, in fiscal year 2007, we have not been a party to any transaction exceeding $120,000 in value with any of our directors, nominees for election as a director, executive officers, holders of more than 5% of our common stock or any member of the immediate family of any such persons, other than normal compensation arrangements that are described under the “Executive Compensation” section of this report.

Item 14.	Principal Accountant Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table lists the aggregate fees paid for professional services rendered by PricewaterhouseCoopers LLP for all “Audit Fees,” and “Tax Fees,” for the last two fiscal years.

	Fiscal Year	Fiscal Year
	2007	2006

Audit Fees	$1,103,256	$1,326,995
Tax Fees	348,787	209,003
All Other Fees	2,320	2,320

Total	$1,454,363	$1,538,318

Audit Fees

The audit fees for the years ended December 31, 2007 and 2006, respectively, were for professional services rendered for the audit of our annual financial statements for the fiscal years 2007 and 2006, and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the fiscal years 2007 and 2006. Due to our market capitalization for fiscal year 2007, we qualified as a non-accelerated filer. As a non-accelerated filer, the independent registered public accounting firm did not render an opinion of the internal control over financial reporting and no related audit fees were charged. However, for fiscal year 2006 the audit fees included the audit of management’s report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Fees

The tax fees for the years ended December 31, 2007 and 2006, respectively, were for tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for assistance in the preparation of ESS’ international, U.S. federal, state and local tax returns, tax audits and appeals, and transfer pricing documentation. Other tax services consist of tax advice related to mergers and acquisitions and restructuring of foreign corporations.

All Other Fees

All other fees for the years ended December 31, 2007 and 2006, respectively, were for subscription fees for the GAAP and GAAS rule related updates.

The Audit Committee of the board of directors has considered whether the provision by PricewaterhouseCoopers LLP of the non-audit services listed above is compatible with maintaining PricewaterhouseCoopers LLP’s independence. The Audit Committee has determined that the provision of the non-audit services by PricewaterhouseCoopers LLP is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Policy on Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm consistent with applicable SEC rules. In general, the policy provides that (1) the pre-approval request must be detailed as to the particular services to be provided, (2) the Audit Committee must be informed about each service, and (3) the pre-approval may not result in a delegation of the Audit Committee’s responsibilities to the management of ESS. Pre-approval is generally provided for up to one year. The independent registered public accounting firm is prohibited from performing SEC prohibited non-audit services, including any management functions. Under the policy, prior to the engagement of the independent registered public accounting firm for the next year’s audit, management and the independent registered public accounting firm jointly submit a breakdown of services expected to be rendered during that year for each of the three categories of services described above, as well as the anticipated fees for such services, to the Audit Committee for approval. Prior to engagement, the Audit Committee pre-approves these services and fees. The fees are budgeted and the Audit Committee receives periodic reports from management and the independent registered public accounting firm on actual fees versus the budget by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated is required to report, for informational purposes, any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

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
Robert L. Blair
President and Chief Executive Officer

Date: April 29, 2008

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