Form 10-Q
period 2008-03-31
ESS TECHNOLOGY INC
filed 2008-05-15
CIK 907410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2008.
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of May 12, 2008 the registrant had 35,563,908 shares of common stock outstanding.

ESS TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$41,089	$43,110
Short-term investments	8,047	6,837
Accounts receivable, net	7,676	5,403
Other receivables	428	482
Inventory	6,833	7,210
Prepaid expenses and other assets	899	823

Total current assets	64,972	63,865
Property, plant and equipment, net	12,015	12,609
Non-current deferred tax asset	5,874	5,874
Other assets	7,992	9,025

Total assets	$90,853	$91,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$10,592	$7,928
Income tax payable	53	19

Total current liabilities	10,645	7,947
Non-current income tax liabilities	36,167	35,661

Total liabilities	46,812	43,608

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock	176,529	176,459
Accumulated other comprehensive income (loss)	(151)	845
Accumulated deficit	(132,337)	(129,539)

Total shareholders’ equity	44,041	47,765

Total liabilities and shareholders’ equity	$90,853	$91,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Net revenues	$14,371	$17,772
Cost of revenues	9,143	10,400

Gross profit	5,228	7,372
Operating expenses:
Research and development	3,023	4,591
Selling, general and administrative	4,941	4,940
Impairment of property, plant and equipment	—	859
Gain on sale of technology and tangible assets	—	(8,481)

Operating income (loss)	(2,736)	5,463
Non-operating income (loss), net	477	(86)

Income (loss) before income taxes	(2,259)	5,377
Provision for income taxes	539	774

Net income (loss)	$(2,798)	$4,603

Net income (loss) per share — basic and diluted	$(0.08)	$0.13

Shares used in per share calculation — basic and diluted	35,545	35,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31,
	2008	2007
	(In thousands)
Net income (loss)	$(2,798)	$4,603
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	753	1,014
Gain on sale of technology and tangible assets	—	(8,481)
Impairment of property, plant and equipment	—	859
(Gain) loss on disposal of property, plant and equipment	(95)	22
Loss on equity investments	—	500
Stock-based compensation	69	330
Changes in assets and liabilities:
Accounts receivable, net	(2,272)	(1,607)
Other receivables	53	(3,546)
Inventory	377	1,779
Prepaid expenses and other assets	(72)	135
Accounts payable and accrued expenses	2,664	(419)
Income tax payable	540	491

Net cash used in operating activities	(781)	(4,320)

Cash flows from investing activities:
Purchase of property, plant and equipment	(167)	(15)
Sale of property, plant and equipment	103	—
Purchase of short-term investments	(2,174)	(514)
Maturities and sales of short-term investments	997	5,500
Purchase of long-term investments	—	(500)
Sale of technology and tangible assets	—	9,351

Net cash provided by (used in) investing activities	(1,241)	13,822

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan and stock option plans	1	—

Net cash provided by financing activities	1	—

Net increase (decrease) in cash and cash equivalents	(2,021)	9,502
Cash and cash equivalents at beginning of period	43,110	33,731

Cash and cash equivalents at end of period	$41,089	$43,233

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
     On February 21, 2008, we (“ESS California”), Echo Technology (Delaware), Inc., a Delaware corporation and a wholly owned subsidiary of ESS California (“Delaware Merger Subsidiary”), Semiconductor Holding Corporation, a Delaware corporation and wholly owned subsidiary of Imperium Master Fund, Ltd. (“Parent”), and Echo Mergerco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which (i) ESS California will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Delaware Merger Subsidiary (the “Reincorporation Merger”), the separate corporate existence of ESS California shall cease and Delaware Merger Subsidiary shall be the successor or surviving corporation of the merger (“ESS Delaware”), and (ii) following the Reincorporation Merger, Merger Subsidiary will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including the consummation of the Reincorporation Merger, merge with and into ESS Delaware (the “Merger”), the separate corporate existence of Merger Subsidiary shall cease and ESS Delaware shall be the successor or surviving corporation of the merger and wholly owned subsidiary of the Parent. In connection with the merger, we have incurred and expensed approximately $1.6 million of professional and other transaction related fees during the three months ended March 31, 2008.
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

     The transactions contemplated by the Merger Agreement are subject to ESS California shareholder approval and other customary closing conditions. The Merger Agreement contains certain termination rights for both ESS California and Parent and further provides that, upon termination of the Merger Agreement under certain circumstances, ESS California may be obligated to pay Parent a termination fee of $1,981,000 plus reimbursement of Parent’s and its affiliates’ reasonable expenses incurred in connection with the transactions contemplated by the Merger Agreement up to, but not in excess of, $500,000.
     On April 23, 2008, we entered into the ESS-Silan Audio and Video Technology License Agreement (the “License Agreement”) with Hangzhou Silan Microelectronics, Co., Ltd., (“Silan”) to amend and restate the ESS-Silan DVD Technology License Agreement, between the Company and Silan, as amended, dated November 3, 2006. The Company entered into the License Agreement in order to license to Silan certain of ESS’s audio and video technology for the purpose of developing, designing, manufacturing, distributing and selling products incorporating such technology for which we will be owed royalties. Silan no longer has a license to incorporate our technology in standard-definition DVD products.
NOTE 2. BASIS OF PRESENTATION
     Our interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 included in our Annual Report on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.
NOTE 3. STOCK-BASED COMPENSATION
     Stock-based compensation for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Stock-based compensation expense by type of award:
Employee stock options:
Cost of revenues	$5	$7
Research and development	26	125
Selling, general and administrative	34	182
Employee stock purchase plan:
Selling, general and administrative	4	16

Tax effect on stock-based compensations	—	—

Total stock-based compensation	$69	$330

     During the three months ended March 31, 2008 , we granted approximately 4,000 stock options with an estimated total grant-date fair value of $2,000. During the three months ended March 31, 2007, we granted approximately 84,000 stock options with an estimated total grant-date fair value of $46,000. As of March 31, 2008, unrecognized stock-based compensation cost related to stock options was $218,000, which will be recorded as compensation expense over an estimated weighted average period of one year.
     No stock-based compensation was capitalized as inventory at March 31, 2008 and 2007 because the amounts were not material.
Valuation Assumptions
     We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and, Staff Accounting Bulletin No. 107 (“SAB 107”). The Black-Scholes valuation model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Black-Scholes valuation model for stock compensation expense requires us to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk-free interest rate and estimated forfeitures over the expected life of the option. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Three Months Ended March 31,
	2008	2007
Stock option plans:
Expected life (in years)	3.2	3.2
Expected stock price volatility	57%	67%
Risk-free interest rate	2.0%	4.8%
Expected dividend yield	0%	0%
     We have several equity incentive plans that are intended to attract and retain qualified management, technical and other employees, and to align stockholder and employee interests. These equity incentive plans provide that non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Through March 31, 2008, we have only granted stock options under our various plans. These stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of our common stock at the grant date.
Combined Activity
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted
		Weighted	Average
	Options	Average	Contractual
	Outstanding	Exercise Price	Term
	(In thousands)
Balances at December 31, 2007	3,359	$5.53
Granted	4	1.27
Forfeited	(1)	4.08
Expired	(395)	4.89

Balances at March 31, 2008	2,967	$5.63	6.00

Fully vested and exercisable at March 31, 2008	2,642	$6.04	5.70
Expected at March 31, 2008 to vest in the future	301	$2.31	8.46
     At March 31, 2008, we had an aggregate of 2,080,000 options available to grant. The aggregate intrinsic value of options vested and expected at March 31, 2008 to vest in the future, based on our closing stock price of $1.50 as of March 31, 2008, was approximately $76,813.
     The weighted average grant date fair values of options, as determined under SFAS No. 123(R), granted during the three months ended March 31, 2008 and 2007 were $0.52 and $0.55 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was insignificant and there were no tax benefits realized.
     We settle employee stock option exercises with newly issued common shares.

NOTE 4. BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2008	2007
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,890	$5,526
Less: Allowance for doubtful accounts	(214)	(123)

	$7,676	$5,403

Other receivables:
Insurance	358	$362
Other	70	120

	$428	$482

Inventory:
Raw materials	$1,191	$1,531
Work-in-process	2,441	957
Finished goods	3,201	4,722

	$6,833	$7,210

     During the three months ended March 31, 2008 and 2007, we recognized approximately $0.6 million and $2.4 million, respectively, of net revenue on products for which the inventory costs were written off in a prior period. Further, during the three months ended March 31, 2007, we recorded inventory write-offs of approximately by $2.5 million on other unsold products in inventory. As of December 31, 2006, we had accrued approximately $3.1 million as non-cancelable, adverse purchases order commitments. Of this amount, $1.5 million was reversed as a reduction of cost of revenues in the first quarter of 2007 when it was determined that payment would not be required.

	March 31,	December 31,
	2008	2007
	(In thousands)
Prepaid expenses and other assets:
Prepaid insurance	$290	$419
Prepaid maintenance	222	215
Prepaid royalty	115	84
Other	272	105

	$899	$823

Property, plant and equipment, net:
Land	$2,860	$2,860
Building and building improvements	23,719	23,865
Machinery and equipment	35,400	35,341
Furniture and fixtures	20,750	20,661

	82,729	82,727
Less: Accumulated depreciation and amortization	(70,714)	(70,118)

	$12,015	$12,609

Other assets:
Investments — Best Elite	$6,857	$6,857
Investments — Marketable security	1,042	2,071
Other	93	97

	$7,992	$9,025

Accounts payable and accrued expenses:
Accounts payable	$4,779	$3,194
Accrued compensation costs	2,456	2,272
Accrued legal and professional fees	1,601	835
Accrued commission and royalties	525	282
Deferred revenue related to distributor sales, net of deferred cost of goods sold	98	250
Non-cancelable, adverse purchase order commitments	48	39
Other accrued liabilities	1,085	1,056

	$10,592	$7,928

NOTE 5. WARRANTY
     We include warranty in other accrued liabilities. We provide standard warranty coverage for twelve months. We account for the general warranty cost as a charge to cost of product revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. In addition to the general warranty accrual, we also provide specific warranty amounts for certain parts if there are potential warranty issues. The following table summarizes the activity in the product warranty accrual for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Beginning balance	$160	$254
Release for expired warranties	(30)	(15)
Settlements made during the period	—	(2)

Ending balance	$130	$237

NOTE 6. MARKETABLE SECURITIES

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2008	Cost	Gains	(Loss)	Value
	(In thousands)
Money market funds	$9,171	$—	$—	$9,171
Time deposit	3,298	—	—	3,298
Corporate debt securities	8,004	43	—	8,047
Corporate equity security	1,233	—	(191)	1,042
Government agency bonds	17,984	2	—	17,986

Total available-for-sale	$39,690	$45	$(191)	$39,544

Classified as:
Cash equivalents				$30,455
Short-term marketable securities				8,047
Long-term marketable securities				1,042

				$39,544

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2007	Cost	Gains	(Loss)	Fair Value
	(In thousands)
Money market funds	$100	$—	$—	$100
Time deposit	3,200	—	—	3,200
Corporate debt securities	23,775	11	(7)	23,779
Corporate equity security	1,233	838	—	2,071
Government agency bonds	10,958	3	—	10,961

Total available-for-sale	$39,266	$852	$(7)	$40,111

Classified as:
Cash equivalents				$31,203
Short-term marketable securities				6,837
Long-term marketable securities				2,071

				$40,111

     The contractual maturities of debt securities classified as available-for-sale as of March 31, 2008, are as follows:

March 31, 2008	Estimated Fair Value
(In thousands)
Maturing in 90 days or less	$23,296
Maturing between 90 days and one year	5,513
Maturing in more than one year	522

Total available-for-sale debt securities	$29,331

     Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and we may need to sell the investment to meet our cash needs.
     As of March 31, 2008, the fair value of our equity investment in MosChip Semiconductor Technology Limited (“MosChip”) of $1,042,000 was $191,000 less than our cost. The decline in value is considered temporary and no impairment loss was recognized in the statement of operations in the three months ended March 31, 2008. In reaching this conclusion, management considered the volatility of MosChip common stock and that the fair value of our invesment has exceeded our cost subsequent to March 31, 2008.
NOTE 7. OTHER COMPREHENSIVE INCOME (LOSS)
     The following table reconciles net income (loss) to total comprehensive loss for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income (loss)	$(2,798)	$4,603
Change in unrealized gain (loss) on marketable securities and long-term investments	(996)	31

Total comprehensive income (loss)	$(3,794)	$4,634

NOTE 8. NON-OPERATING INCOME, NET
     The following table lists the major components of non-operating income, net, for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Interest income	$412	$431
Impairment of investments	—	(500)
Other	65	(17)

Non-operating income (loss), net	$477	$(86)

NOTE 9. INCOME TAXES
     We recorded income tax expense of $0.5 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively. The tax expenses for three months ended March 31, 2008 were higher than the pre-tax income at the federal statutory rate of 35% primarily due to foreign taxes and interest accrued on uncertain tax balances.

NOTE 10. NET INCOME (LOSS) PER SHARE
     Because we incurred a net loss for the three months ended March 31, 2008, options for approximately 3,003,900 shares were excluded from the calculation of net loss per share. For the three months ended March 31, 2007, options for approximately 6,958,000 shares were exluded from the earnings per share calculation as they were anti-dilutive.
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
     The following table summarizes the percentages of revenues by major product category for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Video Business:
DVD	79%	78%
VCD	9%	6%
License & royalty	(2%)	4%
Other	14%	11%

Total Video Business	100%	99%
Digital Imaging Business	—	1%

Total	100%	100%

     DVD revenue includes revenue from sales of DVD decoder chips, integrated encoder and decoder chips and non-integrated encoder and decoder chipsets. VCD revenue includes revenue from sales of VCD chips. License and royalty revenue primarily consists of royalty payable to Silan for using licensed DVD technology and from license of TV audio technology to NEC. Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips.

     We evaluate operating segment performance based on net revenues and operating income (loss) of our segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies in our Annual Report on Form 10-K. Information about reported segments follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Segment net revenues:
Video	$14,371	$17,670
Digital Imaging	—	102

Total net revenues	$14,371	$17,772

Segment operating income (loss):
Video	$754	$10,431
Digital Imaging	—	(2,066)

Total segment operating income (loss)	754	8,365
Unallocated corporate expenses	(3,490)	(2,902)

Operating income (loss)	$(2,736)	$5,463

Significant Customers and Distributor
     We sell to both direct customers and distributors. We use both a direct sales force as well as sales representatives to help us sell to our direct customers. FE Global (China) Limited (“FE Global”) was our largest distributor. On August 31, 2007, our distribution agreement with FE Global was terminated. On August 31, 2007, we signed a new distribution agreement with CKD (Hong Kong) High Tech Company Limited (“CKD”) who will perform similar functions as those previously provided by FE Global. In addition to CKD, Weikeng Industrial Company, Ltd (“Weikeng”) is also one of our largest distributors. We work directly with many of our customers in Hong Kong and China on product design and development. Whenever one of these customers buys our products; however, the order is processed through our distributor, which functions much like a trading company. Our distributor manages the order processing, arranges shipment into China and Hong Kong, manages the letters of credit, and provides credit and collection expertise and services. The title and risk of loss for the inventory are transferred to the distributor upon shipment of inventory and the distributor is legally responsible to pay our invoices regardless of when the inventories are sold to end-customers.
The following table sets forth distributors representing greater than 10% of net revenues:

	Three Months Ended March 31,
	2008	2007
FE Global (China) Limited	—	37%
CKD (Hong Kong) High Tech Company Limited	15%	—
Weiking Industrial Company, Ltd.	15%	—
Revenues on sales to FE Global, CKD and Weikeng are deferred until the products are subsequently sold to end-customers.
The following table sets forth direct and end-customers representing greater than 10% of net revenues:

	Three Months Ended March 31,
	2008	2007
Samsung Electronics Company	45%	18%
LG International Corporation	13%	15%
Xing Qiu	—	24%

Customers representing greater than 10% of gross accounts receivable were:

	March 31,	December 31,
	2008	2007
Samsung Electronics Company	61%	32%
LG International Corporation	23%	34%
Weiking Industrial Company, Ltd.	—	12%
NOTE 12. COMMITMENTS AND CONTINGENCIES
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of March 31, 2008:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$663	$643	$20	$—	$—
Purchase obligations	12,098	12,098	—	—	—

Total	$12,761	$12,741	$20	$—	$—

     As of March 31, 2008, our commitments to purchase inventory from the third-party contractors aggregated approximately $7.0 million of which approximately $48,000 was non-cancelable purchase order commitments that we have recorded as accrued expenses. Additionally, as of March 31, 2008, commitments for services, license and other operating supplies totaled $5.1 million.
     The total rent expense under all operating leases was approximately $90,000 and $294,000 for the three months ended March 31, 2008 and 2007, respectively.
     We enter into various agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to our products. These indemnification obligations may have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the license fees received. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our history of litigation concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of March 31, 2008.
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
Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, holders of our common stock, purporting to represent us, filed a series of derivative lawsuits in California state court, County of Alameda, against us as a nominal defendant and against certain of our present and former directors and officers as defendants. The lawsuits alleged certain violations of the federal securities laws, including breaches of fiduciary duty and insider trading. These actions were consolidated as a Consolidated Derivative Action with the caption “ESS Cases.” The derivative plaintiffs sought compensatory and other damages in an unspecified amount, disgorgement of profits, and other relief. On March 24, 2003, we filed a demurrer to the consolidated derivative complaint and moved to stay discovery in the action pending resolution of the initial pleadings in a related federal action. The Court denied the demurrer but stayed discovery. That stay was then lifted in light of the procedural progress of the federal action. The parties reached an agreement in principle to settle the litigation in exchange for certain minor modifications of the Company’s internal policies and payment of plaintiffs’ attorneys fees not to exceed $200,000 (to be paid by defendants’ insurance carriers). The agreement in principle to settle the litigation was then documented and finalized by the parties and submitted to the Court for approval. On October 1, 2007, the Stipulation and Agreement of Settlement became binding upon the Court’s entry of a final Judgment of Dismissal with prejudice as to all defendants in the action, subject to appeal as required by applicable state law. The time for appeal of the final Judgement of Dismissal has now passed. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $200,000 loss for the proposed settlement in 2007, as management determined this amount probable of payment and reasonably estimable. In addition, because recovery from the insurance carriers was probable, a receivable was also recorded for the same amount. Accordingly, there was no impact to the statement of operations because the amount of the settlement and the insurance recovery offset each other. The settlement transactions have been completed.
NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS AND ADOPTION OF NEW ACCOUNTING PRONOUCEMENTS
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
     The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.
     Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 29, 2007, we did not have any minority interests. The adoption of SFAS No. 160 is not expected to impact our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us in the first quarter of fiscal year 2009.
NOTE 14. FAIR VALUE MEASUREMENTS
     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$9,171	$—	$—	$9,171
Time deposit	—	3,298	—	3,298
Corporate debt securities		8,047	—	8,047
Corporate equity security	1,042	—	—	1,042
Government agency bonds	—	17,986	—	17,986

Total	$10,213	$29,331	$—	$39,544

NOTE 15. GAIN ON SALE OF TECHNOLOGY AND TANGIBLE ASSETS
     On February 16, 2007, we entered into asset purchase agreements with Silicon Integrated Systems Corporation and its affiliates (“SiS”), pursuant to which we transferred employees, sold certain tangible assets, and sold and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for aggregate proceeds of approximately $13.5 million. Of this amount, $9.5 million was received during the first quarter of 2007, and $2.0 million was received during the second quarter of 2007. The remaining $2.0 million is to be paid on or about August 16, 2008 subject to adjustment upon settlement of any escrow claims by SiS. The gain recognized during the year ended December 31, 2007 includes the proceeds received, net of the book value of assets sold of $870,000 and certain transaction expenses related to the sale to SiS amounting to $149,000. We have not recognized any revenue related to HD-DVD or Blu-ray DVD products in any period.
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
     This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Report and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     For further discussion of our critical accounting policies and estimates, see Management’s Discussion and Analysis of Financial Condition and the Results of Operation in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     See Note 13, “Recent Accounting Pronouncements and Adoption of New Accounting Pronoucements,” to our condensed consolidated financial statements for disclosure of the recently issued accounting pronouncements that may impact our financial statements in the future.
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
     On February 21, 2008, we (“ESS California”), Echo Technology (Delaware), Inc., a Delaware corporation and a wholly owned subsidiary of ESS California (“Delaware Merger Subsidiary”), Semiconductor Holding Corporation, a Delaware corporation and wholly owned subsidiary of Imperium Master Fund, Ltd. (“Parent”), and Echo Mergerco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which (i) ESS California will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Delaware Merger Subsidiary (the “Reincorporation Merger”), the separate corporate existence of ESS California shall cease and Delaware Merger Subsidiary shall be the successor or surviving corporation of the merger (“ESS Delaware”), and (ii) following the Reincorporation Merger, Merger Subsidiary will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including the consummation of the Reincorporation Merger, merge with and into ESS Delaware (the “Merger”), the separate corporate existence of Merger Subsidiary shall cease and ESS Delaware shall be the successor or surviving corporation of the merger and wholly owned subsidiary of the Parent. In connection with the merger, we have incurred and expensed approximately $1.6 million of professional and other transaction related fees during the three months ended March 31, 2008.
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
     The transactions contemplated by the Merger Agreement are subject to ESS California shareholder approval and other customary closing conditions. The Merger Agreement contains certain termination rights for both ESS California and Parent and further provides that, upon termination of the Merger Agreement under certain circumstances, ESS California may be obligated to pay Parent a termination fee of $1,981,000 plus reimbursement of Parent’s and its affiliates’ reasonable expenses incurred in connection with the transactions contemplated by the Merger Agreement up to, but not in excess of, $500,000.
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
     On April 23, 2008, we entered into the ESS-Silan Audio and Video Technology License Agreement (the “License Agreement”) with Hangzhou Silan Microelectronics, Co., Ltd., (“Silan”) to amend and restate the ESS-Silan DVD Technology License Agreement, between the Company and Silan, as amended, dated November 3, 2006. The Company entered into the License Agreement in order to license to Silan certain of ESS’s audio and video technology for the purpose of developing, designing, manufacturing, distributing and selling products incorporating such technology for which we will be owed royalties. Silan no longer has a license to incorporate our technology in standard-definition DVD products.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
     The following table sets forth certain operating data as a percentage of net revenues:

		Three Months Ended March 31,
	2008		2007
		(In thousands, except percentage data)
Net revenues	$14,371	100.0%	$17,772	100.0%
Cost of revenues	9,143	63.6	10,400	58.5

Gross profit	5,228	36.4	7,372	41.5
Operating expenses:
Research and development	3,023	21.0	4,591	25.8
Selling, general and administrative	4,941	34.4	4,940	27.8
Impairment of property, plant and equipment	—	n/a	859	4.8
Gain on sale of technology and tangible assets	—	n/a	(8,481)	(47.7)

Operating income (loss)	(2,736)	(19.0)	5,463	30.8
Non-operating income (loss), net	477	3.3	(86)	(0.5)

Income (loss) before income taxes	(2,259)	(15.7)	5,377	30.3
Provision for income taxes	539	3.8	774	4.4

Net income ( loss)	$(2,798)	(19.5)%	$4,603	25.9%

Net Revenues
     Net revenues were $14.4 million for the three months ended March 31, 2008, a decrease of $3.4 million, or 19.1%, compared to $17.8 million for the three months ended March 31, 2007, primarily due to decreased revenues from DVD products.
     The following table summarizes percentage of net revenues by our two business segments and their major product categories:

	Three Months Ended March 31,
	2008	2007
Video Business:
DVD	79%	78%
VCD	9%	6%
License & royalty	(2%)	4%
Other	14%	11%

Total Video Business	100%	99%
Digital Imaging Business	—	1%

Total	100%	100%

     Video business revenues included revenues from DVD, VCD, Recordable products, license and royalty payments for DVD technology, and others.
     DVD revenue consists of revenue from sales of DVD player chip and recordable chips, which includes integrated encoder and decoder. DVD revenue was $11.4 million for the three months ended March 31, 2008, a decrease of $2.5 million, or 18.0%, from revenue of $13.9 million for the three months ended March 31, 2007, primarily due to lower sales volume, and partially offset by the increase in average selling price (“ASP”). Sales volume decreased by 28.9% while ASP increased by 15.2%. We sold approximately 3.2 million units and 4.5 million units for the three months ended March 31, 2008 and 2007, respectively. We plan to continue sales in certain niche markets of the larger DVD market but do not intend to compete for a very large portion of the overall DVD market; therefore, our market share has decreased from the first quarter of 2007 and we anticipate relatively flat revenue in 2008.
     VCD revenue includes revenue from sales of VCD chips. VCD revenue was $1.3 million for the three months ended March 31, 2008, an increase of $0.2 million, or 18.2%, from revenue of $1.1million for the three months ended March 31, 2007, primarily due to the slight increases in both sales volume and ASP. In September 2005, we licensed to Silan the right to manufacture and market our VCD technology to customers in China and India. In 2007, Silan started shipping a new integrated version, utilizing Silan’s front-end optical controller and our back-end video processor VCD chip for which they pay us a royalty . Royalty revenue from this agreement has to date been insignificant. We expect VCD revenues, including licence revenue will decrease in 2008 as the VCD market continues to be replaced with lower end DVD units.
     License and royalty revenue was $0.8 million for the three months ended March 31, 2007. License and royalty revenue consists of payments from Silan to whom we had licensed the right to produce and distribute our next-generation standard definition DVD chips. Under this agreement, we accrued $0.3 million in royalty obligations to Silan as a reduction in license and royalty revenue during the three months ended March 31, 2008. On April 23, 2008, this license was replaced by the ESS-Silan Audio and Video Technology License Agreement. Silan no longer has a license to incorporate our technology in standard-definition DVD products and we are not obligated to pay Silan any further royalty.
     Other revenue includes revenue from legacy products which includes sales of PC Audio chips, communication, consumer digital media and miscellaneous chips. Other revenue was $1.9 million for each of the three months ended March 31, 2008 and 2007.
     Digital Imaging revenue includes revenue from sales of image sensor chips and image processor chips. There were no shipments of Digital Imaging products for the three months ended March 31, 2008. For the three months ended March 31, 2007, Digital Imaging revenue was $0.1 million. As part of our reorganization plan previously discussed, on February 16, 2007, we reduced operation of our camera phone image sensor business. We plan to pursue licensing of our patents for image sensor technology but we will no longer design, develop and market imaging sensor chips. We do not expect any revenue from this segment in 2008.
     International revenue accounted for almost all of net revenues for the three months ended March 31, 2008 and 2007. Our international sales are denominated in U.S. dollars.
Gross Profit
     Gross profit was $5.2 million or 36.4% of net revenue for the three months ended March 31, 2008 compared to a gross profit of $7.4 million or 41.5% of net revenue for the three months ended March 31, 2007. Gross profit for the first quarter of 2007 includes license and royalty income of $0.8 million. License and royalty revenues have no related cost of sales. During the three months ended March 31, 2008 and 2007, we recognized approximately $0.6 million and $2.4 million, respectively, of revenue on products for which the inventory costs were written off in a prior period. Further, during the three months ended March 31, 2007, we provided new or increased inventory write-offs of approximately $2.5 million on other unsold products in inventory. Accrued adverse purchase commitments of approximately $1.5 million as of December 31, 2006 were reversed in the first quarter of 2007 when it was determined that payment of these amounts would not be required. Excluding license and royalty revenue and adjustments to inventory and related purchase commitments reserves, gross profit as a percentage of product revenue has increased in the first quarter of 2008 as compared to the same period last year. Contributing to the increase in gross margin were overall increased ASPs and a decrease in average cost per unit. ASPs increased due to the decision to substantially reduce shipments to customers in China due to competitiveness and due to increased shipments of the newer Phoenix I and Phoenix II DVD products.

Research and Development Expenses
     Research and development expenses were $3.0 million, or 21.0% of net revenues, for the three months ended March 31, 2008 compared to $4.6 million, or 25.8% of net revenues, for the three months ended March 31, 2007. The $1.6 million, or 34.8%, decrease in research and development was primarily due to $1.7 million decrease in salaries and fringe benefits due to lower headcount, $0.6 million decrease in depreciation, $0.1 million decrease in rent expenses, and partially offset by $0.5 million increase in mask and engineering test materials expenses. We expect research and development expenses to remain relatively flat in 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $4.9 million, or 34.4% of net revenues, for the three months ended March 31, 2008 compared to $4.9 million, or 27.8% of net revenues, for the three months ended March 31, 2007. Legal and professional fees increased by $1.4 million primarily due to expenses related to the proposed merger with Imperium Master Fund, Ltd. This increase was offset by the $0.8 million decrease in salaries and fringe benefits due to lower headcount, $0.5 million decrease in depreciation and other administrative expenses, and $0.2 million decrease in consulting and ourside services.
Impairment of Property, Plant and Equipment
     In connection with the substantial termination of the production and sale of our camera phone image sensors in the first quarter of 2007, we recognized a $0.9 million impairment charge on property, plant and equipment related to these products.
Gain on Sale of Technology and Tangible Assets
     On February 16, 2007, we entered into asset purchase agreements with SiS, pursuant to which we transferred employees, sold certain tangible assets, and sold and licensed intellectual property related to our HD-DVD and Blu-ray DVD technologies for aggregate proceeds of approximately $13.5 million. Of this amount, $9.5 million was received during the first quarter of 2007. The gain of $8.5 million recognized in the first quarter 2007 includes the proceeds received, net of the book value of assets sold and certain transaction expenses related to the sale. We have not recognized any revenue related to HD-DVD or Blu-ray DVD products in any period.
Non-operating Income (Loss), Net
     Net non-operating income was $0.5 million for the three months ended March 31, 2008 compared to net non-operating loss of $0.1 million for the three months ended March 31, 2007. Net non-operating income for the three months ended March 31, 2008 mainly consisted of interest income and foreign currency exchange gain. For the three months ended March 31, 2007, non-operating loss consisted primarily of interest income and a $0.5 million impairment charge on a long-term investment.
Provision for (Benefit from) Income Taxes
     Our income tax expense was $0.5 million for the three months ended March 31, 2008 compared to $0.8 million for the three months ended March 31, 2007. The tax expense for the current quarter was primarily the result of foreign taxes and interest accrued on uncertain tax balances. The tax provision for the three months ended March 31, 2008 includes interest of $0.5 million on income tax liabilities.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have financed our cash requirements from cash generated by operations, the sale of equity securities, and short-term and long-term debt. At March 31, 2008, we had cash, cash equivalents and short-term investments of $49.1 million and working capital of $54.0 million.
     Net cash used in operating activities was $0.8 million and $4.3 million for the three months ended March 31, 2008 and 2007, respectively. The net cash used in operating activities for the three months ended March 31, 2008 was primarily attributable to a net loss of $2.8 million, and the increase in accounts receivable of $2.3 million, and partially offset by the increases in accounts payable and accrued expenses of $2.7 million, depreciation of $0.8 million, income tax payable and deferred income taxes of $0.5 million, and inventory $0.4 million. After adjusting for the net gain of $8.5 million relating to the sale of technology and tangible assets to SiS and the $0.9 million impairment of property, plant and equipment, the net cash used in operating activities for the three months ended March 31, 2007 was primarily attributable to an increase in other receivables of $3.5 million related to an insurance receivable on the securities litigation settlement and an increase in accounts receivable of $1.6 million, and partially offset by net income of $4.6 million, depreciation of $1.0 million and a decrease in net inventory of $1.8 million.
     Net cash used in investing activities for the three months ended March 31, 2008 was $1.2 million and the net cash provided by investing activities for the three months ended March 31, 2007 was $13.8 million. The net cash used by investing activities for the three months ended March 31, 2008 was primarily attributable to the purchase of short-term investments of $2.2 million, offset by the proceeds from sales of short-term investments of $1.0 million. The net cash provided by investing activities for the three months ended March 31, 2007 was primarily attributable to the proceeds from sales of short-term investments of $5.5 million and the proceeds from sale of technology and tangible assets of $9.4 million, partially offset by the purchase of short-term and long-term investments each of $0.5 million.
     There were no significant financing activities in the three months ended March 31, 2008 and 2007. To date, we have not declared or paid cash dividends to our shareholders and do not anticipate paying any dividend in the foreseeable future due to a number of factors, including the volatile nature of the semiconductor industry and the potential requirement to finance working capital in the event of a significant upturn in business. We reevaluate this practice from time to time but are not currently contemplating the payment of a cash dividend.
     We have no long-term debt. Our capital expenditures for the next twelve months are anticipated to be less than $1.0 million. We may also use cash to acquire or invest in other businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investment in, such businesses, products or technologies owned by third parties. Also, from time to time the Board of Directors may approve the expenditure of cash resources to repurchase our common stock as market conditions warrant. Based on past performance and current expectations, we believe that our existing cash and short-term investments as of March 31, 2008, together with funds expected to be generated by future operations, sales of assets and other financing options, will be sufficient to satisfy our working capital needs, capital expenditures, mergers and acquisitions, strategic investment requirements, acquisitions of property and equipment, stock repurchases and other potential needs for the next twelve months.
     Our cash, cash equivalents and short-term investment portfolio as of March 31, 2008 consists of money market funds, time deposits, federal government agency obligations, and foreign and public corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of March 31, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was not material to total cash, cash equivalents and short-term investments. As of March 31, 2008, we had no recorded impairment charges associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.
Contractual Obligations, Commitments and Contingencies
     The following table sets forth the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligations, as of March 31, 2008:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$663	$643	$20	$—	$—
Purchase obligations	12,098	12,098	—	—	—

Total	$12,761	$12,741	$20	$—	$—

     As of March 31, 2008, our commitments to purchase inventory from the third-party contractors aggregated approximately $7.0 million of which approximately $48,000 was non-cancelable purchase order commitments that we have recorded as accrued expenses. Additionally, as of March 31, 2008, commitments for services, license and other operating supplies totaled $5.1 million.
     Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at March 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with respective taxing authorities. Therefore, $36.2 million of unrecognized tax benefits that may result in a cash payment have been excluded from the contractual obligations table above. See Note 9 “Income Taxes,” to the condensed consolidated financial statements for a discussion on income taxes.
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
Foreign Exchange Risks
     We fund our operations with cash generated by operations, the sale of marketable securities and short and long-term debt. Since most of our revenues are international, as we operate primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our foundries and test and assembly vendors are denominated in U.S. dollars. We have operations in China, Taiwan, Hong Kong, Korea and Canada. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through March 31, 2008 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement over one quarter in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of March 31, 2008, the analysis indicated that these hypothetical market movements could impact our non-operating income (loss), net, by approximately $0.6 million. We have not entered into any currency hedging activities.
Interest Rate Risks
     We also invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. For instance, one percentage point decrease in interest rates would result in approximately a $0.5 million decrease in our annual interest income. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid corporate and governmental notes and bonds with contractual maturities of less than two years. All of the investments in debt securities have been classified as available-for-sale, and on March 31, 2008, the fair market value of our investments approximated their costs.
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
Item 4. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2008, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 12, 2002, following our downward revision of revenue and earnings guidance for the third fiscal quarter of 2002, holders of our common stock, purporting to represent us, filed a series of derivative lawsuits in California state court, County of Alameda, against us as a nominal defendant and against certain of our present and former directors and officers as defendants. The lawsuits alleged certain violations of the federal securities laws, including breaches of fiduciary duty and insider trading. These actions were consolidated as a Consolidated Derivative Action with the caption “ESS Cases.” The derivative plaintiffs sought compensatory and other damages in an unspecified amount, disgorgement of profits, and other relief. On March 24, 2003, we filed a demurrer to the consolidated derivative complaint and moved to stay discovery in the action pending resolution of the initial pleadings in a related federal action. The Court denied the demurrer but stayed discovery. That stay was then lifted in light of the procedural progress of the federal action. The parties reached an agreement in principle to settle the litigation in exchange for certain minor modifications of the Company’s internal policies and payment of plaintiffs’ attorneys fees not to exceed $200,000 (to be paid by defendants’ insurance carriers). The agreement in principle to settle the litigation was then documented and finalized by the parties and submitted to the Court for approval. On October 1, 2007, the Stipulation and Agreement of Settlement became binding upon the Court’s entry of a final Judgment of Dismissal with prejudice as to all defendants in the action, subject to appeal as required by applicable state law. The time for appeal of the final Judgement of Dismissal has now passed. While defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, we believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company and its stockholders. We recorded a $200,000 loss for the proposed settlement in 2007, as management determined this amount probable of payment and reasonably estimable. In addition, because recovery from the insurance carriers was probable, a receivable was also recorded for the same amount. Accordingly, there was no impact to the statement of operations because the amount of the settlement and the insurance recovery offset each other. The settlement transactions have been completed.
Item 1A. Risk Factors
     We have updated the following risk factors which were previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     In January 2008, the NASDAQ Stock Market Listing Qualifications Panel staff notified us of its decision to delist our common stock from the NASDAQ Global Market as a result of our failure to hold our annual meeting of shareholders in 2007 in accordance with the NASDAQ Global Market’s continued listing requirements. Our hearing to appeal the NASDAQ Stock Market Listing Qualifications Panel’s decision was held in February 2008, and the hearing panel has initially extended our deadline for holding our next annual meeting to May 30, 2008. The panel may decide not to grant us any extension of time to hold the annual meeting, or may not grant us sufficient time to hold our annual meeting and may delist our common stock regardless of whether our shareholders elect directors or approve the sale to Imperium. Our next shareholder meeting will be the annual meeting for approval of the mergers, which we expect to hold in the second quarter of 2008. We do not expect to hold the annual meeting prior to June 2008 in light of the fact that the joint proxy statement/prospectus we need to deliver in connection with the mergers, which may be reviewed by the SEC, must be cleared by the SEC and mailed to our shareholders prior to the annual meeting and that it may take a significant amount of time to solicit a sufficient number of proxies to approve the principal terms of the reincorporation merger and a sufficient number of advance proxies to adopt the merger agreement.
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

     We have experienced operating losses in each quarterly and annual period since the quarter ended September 30, 2004. We incurred net income of $3.1 million for the fiscal year ended December 31, 2007 including the gain on sale of technology and tangible assets of $10.4 million and net losses of approximately $44.1 million, $99.6 million, and $35.6 million for the fiscal years ended December 31, 2006, 2005, and 2004, respectively. We had an accumulated deficit of approximately $132.3 million as of March 31, 2008. We will need to generate significant increases in our revenues and margins to achieve or maintain profitability or significantly reduce operating expenses or both. There can be no certainty that our efforts to restructure and reduce our operating expenses will reduce or eliminate these losses; indeed, the reductions and restructuring could increase losses due to reduced revenue levels. There can be no certainty that these operating losses will not continue and consume our working capital.
If our new business strategy is unsuccessful, it could significantly harm our business and operating results.
     On September 18, 2006, we announced an ongoing review of our business strategy. In particular, we announced a business strategy to concentrate our standard DVD business activities on serving a few large customers and to look for business partners or acquirers for our high definition HD DVD and Blu-ray DVD business and our camera phone business. On November 3, 2006 we entered into a DVD Technology License Agreement with Silan for the exclusive license of certain standard definition DVD technologies and also granted Silan a non-exclusive license for our remaining standard definition DVD technology. On April 23, 2008, we entered into the ESS-Silan Audio and Video Technology License Agreement with Silan to amend and restate the DVD Technology License Agreement, between the Company and Silan, as amended, dated November 3, 2006. The Company entered into the License Agreement in order to license to Silan certain of ESS’s audio and video technology for the purpose of developing, designing, manufacturing, distributing and selling products incorporating such technology for which we will be owed royalties. However, as a result, we will not receive any license revenue from Silan with respect to our standard definition DVD technology previously licensed to Silan. On February 16, 2007, we entered into Asset Purchase Agreements with SiS to sell our HD-DVD and Blu-ray DVD assets and technologies and on the same date announced we were reducing operations of our camera phone business. In conjunction with this strategic review we are currently maintaining our remaining standard definition DVD business and entering into the business of designing, manufacturing and marketing analog processor chips. If the market for our licensed VCD and/or DVD businesses, our retained DVD standard definition businesses or the market for our new product offerings is smaller than we anticipated, our results of operations and business would be adversely affected. In addition, one of our new analog products for a new market we had hoped to enter in 2008 has been delayed beyond the key Christmas and Chinese New Years seasons and we do not expect to bring this new product to market until later in 2009. We expect this delay in bringing this new product to market, will delay our ability to derive revenues from such product. Selling and/or licensing of our standard definition DVD and high definition DVD businesses and shutting down our camera phone business may also reduce the scale of our business and income stream and result in our greater reliance on our remaining businesses. Our strategy to expand our digital audio and analog processor chip businesses is new, and unproven.
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
     On August 31, 2007, our distribution agreement with FE Global, our former largest distributor, was terminated, and we signed a new distribution agreement with CKD (Hong Kong) High Tech Company Limited (“CKD”) who will perform similar functions as those previously provided by FE Global. In addition to CKD, Weiking Industrial Company, Ltd. (Weiking) is our other distributor. For the three months ended March 31, 2008, CKD and Weiking each accounted for 15% of our revenues. Our distributors are not subject to any minimum purchase requirements and can discontinue marketing any of our products at any time. In addition, our distributors have rights of return for unsold products and rights to pricing allowances to compensate for rapid, unexpected price changes. Therefore, we do not recognize revenue until sold through to our end-customers. If our relationship with our distributors deteriorates, our revenues could fluctuate significantly as we experience disruption to our sales and collection processes. We may increasingly rely on distributors, which may reduce our exposure to future sales opportunities. Although we believe that we could replace our distributors, there can be no assurance that we could replace them in a timely manner, or even if a replacement were found, that the new distributors would be as effective in generating revenue for us. The reduction, delay or cancellation of orders or the loss of a distributor could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from our distributors could harm our financial condition.
Our customer base is highly concentrated, so the loss of a major customer could adversely affect our business.
     A substantial portion of our net revenues has been derived from sales to a small number of our customers. During the three months ended March 31, 2008, sales to our top five end-customers across business segments (including end-customers that buy our products from our distributors) accounted for approximately 75% of our net revenues. We expect this concentration of sales to continue along with other changes in the composition of our customer base. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could materially and adversely affect our business, financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial condition.
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
     Substantially all of our sales are to customers (including distributors) in China, Hong Kong, Taiwan, Indonesia and Korea. During the three months ended March 31, 2008, sales to customers in China, Hong Kong, Taiwan, Indonesia and Korea were approximately 89% of our net revenues. If our sales in one of these countries or territories, such as Korea, were to fall, our financial condition could be materially impaired. We expect that international sales will continue to represent a significant portion of our net revenues. In addition, substantially all of our products are manufactured, assembled and tested by independent third parties in Asia. There are special risks associated with conducting business outside of the United States, including:
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
     At March 31, 2008, we had $49.1 million in cash, cash equivalents and short-term investments. These balances represented over 50% of our total assets. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, and highly liquid debt securities of corporations, and the United States government and its agencies. These investments are denominated in U.S. dollars. We do not have any investments in auction rate securities.
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

			Total Number of	Maximum Number
		Weighted	Shares Purchased as	of Shares That may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced	Under the
Period	Shares Purchased	Share	Programs	Programs(1)
January 1, 2008 — January 31, 2008	—	$—	—	5,688,000
February 1, 2008 — February 29, 2008	—	—	—	5,688,000
March 1, 2008 — March 31, 2008	—	—	—	5,688,000

Total	—	$—	—

(1)	We announced on April 16, 2003 that our Board of Directors authorized us to repurchase up to 5,000,000 shares of our common stock. As of March 31, 2008, we had approximately 688,000 shares remaining available for repurchase under this program, for which there is no stated expiration. In addition, we announced on February 16, 2007 that our Board of Directors authorized us to repurchase up to an additional 5,000,000 shares of our common stock with no stated expiration for this program
Items 3 and 4 are not applicable for the reporting period and have been omitted.
Item 5. Other Information
     None.
Item 6. Exhibits
(a)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
2.2	Agreement and Plan of Merger, dated as of February 21, 2008, among ESS Technology, Inc., Echo Technology (Delaware), Inc., Semiconductor Holding Corporation, and Echo Mergerco, Inc., incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on February 22, 2008.

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESS TECHNOLOGY, INC. (Registrant)
Date: May 15, 2008	By:	/s/ Robert L. Blair
Robert L. Blair
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ John A. Marsh
John A. Marsh
Chief Financial Officer

EXHIBIT
NUMBER	DESCRIPTION
2.2	Agreement and Plan of Merger, dated as of February 21, 2008, among ESS Technology, Inc., Echo Technology (Delaware), Inc., Semiconductor Holding Corporation, and Echo Mergerco, Inc., incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on February 22, 2008.

3.01	Registrant’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.01 to the Registrant’s Form S-1 registration statement (File No. 33-95388) declared effective by the SEC on October 5, 1995 (the “Form S-1”).

3.02	Registrant’s Bylaws as amended, incorporated herein by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007.

4.01	Registrant’s Registration Rights Agreement dated May 28, 1993 among the Registrant and certain security holders, incorporated herein by reference to Exhibit 10.07 to the Form S-1.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.